Form 10-Q
period 1996-03-31
EVERGREEN MEDIA CORP
filed 1996-05-15
CIK 894972

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Commission File
March 31, 1996                                    Number 0-215-70

                          Evergreen Media Corporation
                          ---------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                        75-2247099
       ---------------------------------      --------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

       433 East Las Colinas Boulevard, Suite 1130, Irving, Texas   75039
       -----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

                                (214) 869-9020
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X           No
                              -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,639,686 shares of Class A Common Stock and 2,077,377 shares of Class B Common Stock as of April 30, 1996.

                          EVERGREEN MEDIA CORPORATION

                                     INDEX

                                                                 Page No.
                                                                 --------

Part I.      Financial Information

 Item 1.     Financial Statements

             Consolidated Balance Sheets (unaudited)...              1
             Consolidated Statements of Operations
              (unaudited)..............................              3
             Consolidated Statements of Cash Flows
              (unaudited)..............................              4
             Notes to Consolidated Financial
              Statements (unaudited)...................              5

 Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations................................              9

Part II.

 Item 1.     Legal Proceedings.........................             14

 Item 5.     Other Information.........................             14

 Item 6.     Exhibits and Reports on Form 8-K..........             16

                                 PART I


ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)

                                      December 31,     March 31,
                                          1995           1996
                                      ------------     ---------
ASSETS

Current assets:
 Cash and cash equivalents            $  3,430         $  7,216
 Accounts receivable, net               45,413           49,700
 Prepaid expenses and other assets       2,146            3,704
                                      --------         --------

  Total current assets                  50,989           60,620

Assets held for sale                         -           32,000

Property and equipment, net             37,839           44,871

Intangible assets, net                 458,787          762,874

Other assets                             4,732            8,535
                                      --------         --------

                                      $552,347         $908,900
                                      ========         ========

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                            (Dollars in thousands)

                                                December 31,     March 31,
                                                    1995           1996
                                                ------------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses          $ 15,892         $ 20,298
 Current portion of long-term debt                 4,000            9,625
 Other current liabilities                           541              541
                                                --------         --------
        Total current liabilities                 20,433           30,464
                                                --------         --------

Long-term debt, excluding current portion        197,000          500,375
Deferred tax liability                            29,233           87,528
Other liabilities                                  1,104            1,117
                                                --------         --------
        Total liabilities                        247,770          619,484
                                                --------         --------

Stockholders' equity:
 Convertible Preferred Stock.
 Authorized 6,000,000 shares;
 Issued and outstanding 1,610,000 shares
 in 1995 and 1996.                                80,500           80,500

 Class A common stock, $.01 par value.
 Authorized 31,000,000 shares; issued and
 outstanding 16,619,686 shares in 1995 and
 16,639,686 in 1996.                                 166              166

 Class B common stock, $.01 par value.
 Authorized 4,500,000 shares; issued and
 outstanding 2,077,377 shares in 1995 and
 in 1996.                                             21               21

Paid-in capital                                  317,388          317,708

Accumulated deficit                              (93,498)        (108,979)
                                                --------         --------

Total stockholders' equity                       304,577          289,416
                                                --------         --------

                                                $552,347         $908,900
                                                ========         ========

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except for per share data)

                                              Three Months Ended
                                            March 31,     March 31,
                                              1995          1996
                                           ----------   -----------
Gross revenues                             $   29,088   $    60,782
 Less agency commissions                        3,675         7,411
                                           ----------   -----------
  Net revenues                                 25,413        53,371
                                           ----------   -----------

Station operating expenses
 excluding depreciation
 and amortization                              17,428        37,426
Depreciation and amortization                   6,290        22,676
Corporate general and
 administrative expenses                          776         1,492
                                           ----------   -----------
  Operating expenses                           24,494        61,594
                                           ----------   -----------
Operating income (loss)                           919        (8,223)
                                           ----------   -----------

Nonoperating expenses (income):
 Interest expense                               3,755         8,966
 Interest income                                  (14)            -
 Other expense, net                                88             7
                                           ----------   -----------
 Nonoperating expenses, net                     3,829         8,973
                                           ----------   -----------

  Loss before income taxes                     (2,910)      (17,196)
 Income tax benefit                                 -         2,923
                                           ----------   -----------
  Net loss                                     (2,910)      (14,273)

Preferred stock dividends                      (1,208)       (1,208)
                                           ----------   -----------
  Net loss attributable to
   common stockholders                     $   (4,118)  $   (15,481)
                                           ==========   ===========

Loss per common share                      $    (0.47)  $     (0.83)
                                           ==========   ===========

Weighted average
 common shares outstanding                  8,738,000    18,704,000
                                           ==========   ===========

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                                    Three Months Ended
                                                   March 31,   March 31,
                                                     1995        1996
                                                   ---------   ---------
Cash flows from operating activities:
 Net loss                                          $(2,910)    $ (14,273)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation                                      1,183         1,784
   Amortization of goodwill, intangible
    assets and other assets                          5,107        20,892
   Provision for doubtful accounts                     242           677
   Deferred income tax benefit                           -        (2,923)
  Changes in certain assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                              3,226         9,771
    Prepaid expenses and other current assets         (197)         (713)
    Accounts payable and accrued expenses           (1,278)         (383)
    Other assets                                      (208)          (80)
    Other liabilities                                   (3)          108
                                                   -------     ---------

    Net cash provided by
     operating activities                            5,162        14,860
                                                   -------     ---------

Cash flows from investing activities:
 Acquisitions, net of cash acquired                      -      (314,826)
 Capital expenditures                                 (911)         (344)
 Other                                                (540)         (336)
                                                   -------     ---------

    Net cash used by investing activities           (1,451)     (315,506)
                                                   -------     ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                -       319,750
 Principal payments on long-term debt               (3,000)      (10,750)
 Payments on other long-term liabilities              (417)          (95)
 Proceeds from issuance of common stock                  -           320
 Dividend payments on preferred stock               (1,208)       (1,208)
 Payments for debt issuance costs                     (177)       (3,585)
                                                   -------     ---------

    Net cash provided by (used in) financing
     activities                                     (4,802)      304,432
                                                   -------     ---------

Increase (decrease) in cash and cash equivalents    (1,091)        3,786
Cash and cash equivalents at beginning
 of period                                           1,216         3,430
                                                   -------     ---------
Cash and cash equivalents at end of
 period                                            $   125     $   7,216
                                                   =======     =========

See accompanying Notes to Consolidated Financial Statements.

               EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Evergreen Media Corporation and subsidiaries (the "Company") for the periods presented.

     Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     Loss per common share is based on the weighted average number of common shares outstanding during the periods. Stock options and warrants are not included in the calculation as their effect would be antidilutive.

     The Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" on January 1, 1996. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

2.   Acquisitions, Dispositions, and Financings
     ------------------------------------------

     In May 1995, the Company acquired Broadcasting Partners, Inc. ("BPI"), a publicly traded radio broadcasting company with seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets(the "BPI Acquisition"). The BPI Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into BPI, with BPI surviving the merger as a wholly-owned subsidiary of the Company. The BPI Acquisition included the conversion of each outstanding share of BPI common stock into the right to receive $12.00 in cash and .46 shares of the Company's Class A Common Stock, resulting in total cash payments of $94.8 million and the issuance of 3,740,673 shares of the Company's Class A Common Stock valued at $18.75 per share. In addition, the Company retired existing BPI debt of $81.9 million and incurred various other direct acquisition costs. The total purchase price, including closing costs, allocated to net assets acquired was approximately $258.6 million.

     In July 1995, the Company completed a secondary public offering of 5,525,000 shares of its Class A Common Stock. The Company issued and sold 4,900,000 shares in the offering, while 625,000 shares were issued and sold in connection with the exercise of certain warrants. Furthermore, 675,924 shares were issued in the offering in connection with the exercise of the remaining warrants outstanding pursuant to the over-allotment option. The net proceeds to the Company in connection with the offering of approximately $132.7 million were used to reduce borrowings under the revolving credit portion of the Senior Credit Facility.

     On January 17, 1996, the Company acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into Pyramid with Pyramid surviving the merger as a wholly-owned subsidiary of the Company. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316.3 million.

     Effective on February 14, 1996, the Company entered into the Detroit Option Agreement with Chancellor Broadcasting ("Chancellor") pursuant to which Chancellor granted the Company an option to buy from Chancellor, and the Company granted Chancellor an option to sell to the Company, WWWW-FM and WDFN-AM in Detroit, Michigan, for $30 million in cash. In addition, pursuant to the Detroit Option Agreement, the Company and Chancellor entered into the Detroit joint sales agreement ("JSA") pursuant to which Chancellor will outsource to the Company for a two-year period certain sales and promotional functions of the Detroit stations in exchange for an annual fee of $2.6 million to be paid to Chancellor. Effective April 1, 1996, the JSA was converted into a time brokerage agreement which will extend for the same time period as the previous JSA. The Company's option is exercisable during the thirty-day period following the expiration of the Detroit JSA, which occurs in February 1998. Chancellor may exercise its option at any time prior to the expiration of the Detroit JSA, provided that if Chancellor exercises its option, the closing of the sale of the stations shall not take place prior to the first anniversary of the expiration of the Detroit JSA.

     The BPI Acquisition and the Pyramid Acquisition discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                1995       1996
                                              ---------  ---------
        Working capital, including cash of
         $492 in 1995 and $949 in 1996        $ 12,432   $ 16,837
        Assets held for sale                         -     32,000
        Property and equipment                  11,684      8,472
        Intangible assets                      264,650    325,040
        Deferred tax liability                 (29,712)   (61,218)
        Other liabilities                         (420)    (4,788)
                                              --------   --------
                                              $258,634   $316,343
                                              ========   ========

Pro forma Results of Operations (Unaudited)
- -------------------------------------------

Consolidated condensed pro forma results of operations data for the three months ended March 31, 1995 and 1996, as if the 1995 common stock offering and the 1995 and 1996 acquisitions discussed above and the dispositions discussed in note 4, "Other Events" occurred at January 1, 1995, follow:

                                                1995       1996
                                              ---------  ---------
        Net revenues                          $ 51,657   $ 55,150
        Operating income                        (9,175)    (9,601)
        Net loss                               (15,010)   (14,968)
        Net loss per common share                (0.87)     (0.86)

     The above pro forma results of operations are presented pursuant to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would have been achieved had these transactions occurred at the beginning of 1995, nor are they indicative of future results of operations. Pro forma adjustments for the April 1996 agreement to acquire KYLD-FM in San Francisco and the May 1996 acquisition of WKLB-FM in Boston are not presented as any adjustment would be immaterial to the consolidated condensed pro forma results of operations.

3.   Contingencies
     -------------

     The Company is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II,
Item 1, "Legal Proceedings", of this Form 10-Q. The Company believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

4.   Other Events
     ------------

     In April 1996, the Company entered into agreements to sell Buffalo radio stations WHTT-FM and WHTT-AM for $19.5 million in cash and WSJZ-FM for $12.5 million in cash in two separate transactions. The Company also entered into time brokerage agreements to sell substantially all of the broadcast time of these stations pending the completion of the sales. The aforementioned stations were acquired in connection with the Pyramid Acquisition discussed in Note 2. Accordingly, the assets of these stations have been classified as assets held for sale at March 31, 1996 in connection with the purchase price allocation of the Pyramid Acquisition, and no gain or loss will be recognized by the Company upon consummation of the sales.

     In April 1996, the Company entered into an agreement to acquire KYLD-FM in San Francisco for $44 million in cash. The Company also entered into an agreement to operate the station under a time brokerage agreement effective May 1, 1996 pending the completion of the purchase. The acquisition of KYLD-FM, expected to close in the fall of 1996, will be financed through additional borrowings under the Senior Credit Facility.

     In May 1996, the Company acquired WKLB-FM in Boston for $34 million in cash plus various other direct acquisition costs. The acquisition of WKLB-FM was financed through additional borrowings of $33 million under the Senior Credit Facility in addition to $1 million in escrow funds previously paid by the Company.

     In May 1996, the Company amended the Senior Credit Facility which resulted in reducing the incremental rate applied to the participating banks' prime rate or Eurodollar rate on borrowings under the Senior Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

GENERAL
- -------

     The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenues (net of agency commissions) and operating expenses (excluding depreciation and amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, and advertising and promotion expenses. The Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues, and the fourth quarter generally produces the highest revenues.

     Data on broadcast cash flow, although not calculated in accordance with generally accepted accounting principles, is widely used in the broadcast industry as a measure of a company's operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996, TO THREE  MONTHS ENDED MARCH
- -----------------------------------------------------------------------------
31, 1995
- --------

     Results of operations for the three months ended March 31 1996 are not comparable to results of operations for the same period in 1995, in light of the consummation of the following transactions:

     .  the BPI Acquisition on May 12, 1995
     .  the Company's public offering of Class A common stock in
          July 1995
     .  the Pyramid Acquisition on January 17, 1996

     . the Detroit WWWW-FM and WDFN-AM joint sales agreement effective February 14, 1996 and time brokerage agreement effective April 1, 1996

In addition, results of operations for the remainder of 1996 will be affected by the following transactions:

     .  the Buffalo time brokerage agreements (effective April
          15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the station's broadcast time pending the completion of the sales
     . the San Francisco KYLD-FM time brokerage agreement effective May 1, 1996 pending the completion of the purchase
     .  the acquisition of WKLB-FM in Boston on May 3, 1996

The BPI Acquisition resulted in the addition of seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets. The Pyramid Acquisition resulted in the addition of nine FM and three AM radio stations, six of which are in the nation's ten largest radio markets. Given the Company's acquisition strategy and acquisition opportunities created by the recent passage of the Telecommunications Act of 1996 (the "1996 Act"), it is possible that the Company will complete one or more other potentially material transactions during the course of the year.

     Net revenues for the three months ended March 31, 1996 increased 110.0% to $53.4 million compared to $25.4 million for the three months ended March 31, 1995. Station operating expenses excluding depreciation and amortization for the first quarter of 1996 increased 114.7% to $37.4 million compared to $17.4 million for the same quarter in 1995. Station operating income excluding depreciation and amortization and corporate general and administrative expense (broadcast cash flow) for the first quarter of 1996 increased 99.7% to $15.9 million compared to $8.0 million for the same quarter in 1995. The increase in net revenues, station operating expenses, and broadcast cash flow was attributable to the impact of the BPI Acquisition on May 12, 1995 and the Pyramid Acquisition on January 17, 1996, in addition to the overall net operational improvements realized by the Company's radio stations.

     Depreciation and amortization for the first quarter of 1996 increased 260.5% to $22.7 million compared to $6.3 million for the same quarter in 1995. The increase represents additional depreciation and amortization expenses due to the impact of the BPI Acquisition on May 12, 1995 and the Pyramid Acquisition on January 17, 1996, offset by decreases due to certain intangibles which became fully amortized in 1995 and 1996.

     Corporate general and administrative expenses for the first quarter of 1996 increased 92.3% to $1.5 million compared to $0.8 million for the same quarter in 1995. The increase is due to the growth of the Company primarily related to the BPI and Pyramid Acquisitions.

     As a result of the above factors, the Company realized an $8.2 million operating loss for the first quarter of 1996 compared to operating income of $.9 million for the same quarter in 1995.

     Interest expense for the first quarter of 1996 increased 138.8% to $9.0 million compared to $3.8 million for the same quarter in 1995. The net increase in interest expense was due to several factors including: (i) additional bank borrowings of approximately $186.0 million required to finance the BPI Acquisition in May 1995; (ii) additional bank borrowings of $318.8 million required to finance the Pyramid Acquisition in January 1996, offset by; (iii) repayment of borrowings of approximately $132.7 million from the net proceeds of the Company's public offering of 5,525,000 shares of Class A Common Stock in July 1995; (iv) an overall decline in the Company's borrowing rates.

     The income tax benefit for the three months ended March 31, 1996 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

     The net loss attributable to common stockholders for the first quarter of 1996 was $15.5 million compared to a $4.1 million net loss for the same quarter of 1995. The $11.4 million increase in net loss attributable to common stockholders was primarily due to the increase in depreciation and amortization related to recent acquisitions.

     The loss per common share for the first quarter of 1996 was $(0.83) compared to a $(0.47) loss per common share for the same quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Overview
     --------

     The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements, debt service requirements and preferred stock dividends, and the Company anticipates that this will continue to be the case. The $34.0 million in cash required to finance the acquisition of WKLB-FM, Boston which closed on May 3, 1996 consisted of $33 million in borrowings under the New Revolving Loan, which is part of the Senior Credit Facility (as defined below) and $1 million in escrow funds previously paid by the Company. The pending acquisition of KYLD-FM in San Francisco, which is expected to close in fall 1996, will be financed through additional borrowings under the New Revolving Loan. To the extent that the Company is successful in pursuing additional acquisitions, the Company expects that such acquisitions will be financed through funds generated from operations, from additional borrowings under the New Revolving Loan and, potentially, from proceeds from the disposition of certain of the Company's radio stations including $32 million in estimated net proceeds upon consummation of the Buffalo station dispositions. Depending on market conditions, the Company may also seek additional debt or equity financing to pursue acquisitions or reduce borrowings under the Senior Credit Facility on a going forward basis. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

     The Senior Credit Facility (as defined below)
     ---------------------------------------------

     On November 28, 1994, the Company entered into the Senior Credit Facility with a group of banks. The Senior Credit Facility originally consisted of $150.0 million term loan ("the Term Loan") and a $200.0 million revolving credit facility (the "Revolving Loan"). In connection with the Pyramid Acquisition, the Company amended and restated the Senior Credit Facility. Under the amended agreement, dated January 17, 1996, the Term Loan and the Revolving Loan remained in place, and the Company also established an additional revolving facility of up to $275.0 million (the "New Revolving Loan"). At March 31, 1996, the Company had drawn $150.0 million of the Term Loan, $192.0 million of the Revolving Loan, and $155.0 million of the New Revolving Loan. The Company's ability to make additional borrowings under the New Revolving Loan is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged to secure performance of the Company's obligations under the Senior Credit Facility.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described in the following paragraph, the interest rate on the $150.0 million outstanding under the Term Loan at March 31, 1996 was 7.63% on a blended basis, based on Eurodollar rates, and the interest rates on $187.0 million and $5.0 million of advances outstanding under the Revolving Loan were 7.59% and 9.375% at March 31, 1996, based on the Eurodollar and prime rate, respectively. The interest rate on the $155.0 million outstanding under the New Revolving Loan at March 31, 1996 was 7.73% on a blended basis, based on Eurodollar rates.

     As required by the terms of the Senior Credit Facility, the Company has entered into interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. These swap agreements have the effect of reducing the impact of changes in interest rates on the Company's floating rate debt under the

Senior Credit Facility. At March 31, 1996, interest rate swap agreements covering a notional balance of $175.0 million were outstanding. These outstanding swap agreements mature during 1996 and 1997 and require the Company to pay a fixed rate of 5.05 - 6.38% while the counterparty pays a floating rate based on the six-month London Interbank Borrowing Offered Rate ("LIBOR") plus an incremental rate. In addition to these swap agreements, and in connection with the BPI Acquisition, the Company assumed interest rate cap agreements covering a notional balance of $45.0 million. These outstanding interest rate cap agreements provide fixed rates ranging from 6.0% to 8.0% and mature during 1996 and 1997. During the three months ended March 31, 1996 and 1995, the Company recognized charges (income) under its interest rate swap and cap agreements of $4,000 and ($100,000), respectively. Because the interest rate swap and cap agreements are with banks that are lenders under the Senior Credit Facility, the Company is not exposed to credit loss.

     The Term Loan is payable in quarterly installments beginning March 31, 1997 and ending June 30, 2002, while availability under the Revolving Loan reduces quarterly commencing March 31, 1997 and ending June 30, 2002. Availability under the New Revolving Loan reduces quarterly beginning March 31, 1998 and ending December 31, 2002.

     In May 1996, the Company amended the Senior Credit Facility which resulted in reducing the incremental rate applied to the participating banks' prime rate or Eurodollar rate on borrowings under the Senior Credit Facility.

     Senior Notes
     ------------

     The Company's Senior Notes due 1999 (the "Senior Notes") were originally issued by the Company in 1989. The Senior Notes bear interest at a fixed rate of 11.6% per annum. Amortization of the Senior Notes began August 1, 1994 and is payable in equal quarterly installments of $1.0 million through May 1, 1999. The Senior Notes are equally and ratably secured by the same collateral package securing the Senior Credit Facility, and the Senior Notes and the Senior Credit Facility rank equal in right of payment with each other. At March 31, 1996, $13.0 million in principal amount of the Senior Notes was outstanding.

                                    PART II

ITEM 1. - LEGAL PROCEEDINGS
- -------   -----------------

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York. The agreement required payments to the Claimants in the amount of $2.6 million, plus five percent of advertising revenues generated by the programming over the three year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief totaled $45 million. On July 12, 1994, the Court granted the Company's motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiffs' motion for summary judgment on their contract and indemnification claims. The Plaintiffs have appealed the Court's June 6, 1995, ruling. The Appellate Division of the Supreme Court of the State of New York, County of New York recently affirmed the Court's denial of Plaintiff's motion for summary judgment. Plaintiffs seek in excess of $10 million on their claims for breach of contract and indemnification. The Company believes that it acted within its rights in terminating the agreement.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution, as well as the matter discussed in the preceding paragraph, will not have a material adverse effect on its consolidated financial position or results of operations.

Item 5. - OTHER INFORMATION
- -------   -----------------

FCC Divestiture Conditions
- --------------------------

     In connection with the BPI Acquisition and the Pyramid Acquisition, the Company obtained certain waivers of the FCC's broadcast multiple ownership rules then in effect to allow the Company to own five FM station in the Chicago, Illinois market, four FM stations in the Charlotte, North Carolina market and in excess of twenty FM stations in the aggregate. Pursuant to such waivers, it would have been necessary, absent any change in applicable law, for the Company to divest certain broadcast properties in order to satisfy the FCC's multiple ownership rules which impose limitations on the number of FM radio stations that any one person or entity may own in one market and limitations on the aggregate number of FM radio stations that may be owned by one person or entity.

     Under the provisions of the recently-enacted 1996 Act, the FCC has revised the provisions of the radio local ownership rules and eliminated the radio ownership rules' limitations on national radio ownership. As a result, the Company's ownership of radio stations acquired in the BPI Acquisition and the Pyramid Acquisition that were the subject of divestiture conditions now fully complies with applicable law. On April 5, 1996, the FCC deleted the divestiture conditions concerning compliance with the radio local ownership rules and the national radio ownership rules imposed on the Company by the FCC in connection with the BPI Acquisition and the Pyramid Acquisition.

Recent Acquisitions and Dispositions
- ------------------------------------

     In April 1996, the Company entered into agreements to sell Buffalo radio stations WHTT-FM and WHTT-AM for $19.5 million in cash and WSJZ-FM for $12.5 million in cash in two separate transactions. The Company also entered into time brokerage agreements to sell substantially all of the broadcast time of these stations pending the completion of the sales. The aforementioned stations were acquired in connection with the Pyramid Acquisition. Accordingly, the assets of these stations have been classified as assets held for sale at March 31, 1996 in connection with the purchase price allocation of the Pyramid Acquisition, and no gain or loss will be recognized by the Company upon consummation of the sales.

     In April 1996, the Company entered into an agreement to acquire KYLD-FM in San Francisco for $44 million in cash. The Company also entered into an agreement to operate the station under a time brokerage agreement effective May 1, 1996 pending the completion of the purchase. The acquisition of KYLD-FM, expected to close in the fall of 1996, will be financed through additional borrowings under the Senior Credit Facility.

     In May 1996, the Company acquired WKLB-FM in Boston for $34 million in cash plus various other direct acquisition costs. The acquisition of WKLB-FM was financed through additional borrowings of $33 million under the Senior Credit Facility in addition to $1 million in escrow funds previously paid by the Company.

Amendment to Senior Credit Facility
- -----------------------------------

     In May 1996, the Company amended the Senior Credit Facility which resulted in reducing the incremental rate applied to the participating bank's prime rate or Eurodollar rate on borrowings under the Senior Credit Facility.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit No.    Description of Exhibit
- -----------    ----------------------

(a) 2.1 Purchase Agreement, dated as of February 3, 1993, among The Rusk Corporation, 511 Lovett Venture and Evergreen Media Corporation of Houston (see table of contents for list of omitted exhibits).

(a) 2.2        Purchase Agreement by and between Metroplex Communications, Inc.
               and Evergreen Media Corporation of Jacksonville (see table of contents for list of omitted exhibits).

(a) 2.2A Second Amendment to Purchase Agreement, dated April 29, 1993, by and between Metroplex Communications, Inc. and Evergreen Media Corporation of North Florida.

(a) 2.3 Purchase Agreement, dated as of October 16, 1992, by and between Evergreen Media Corporation of Washington, D.C. and WPNT, Inc. (see table of contents for list of omitted exhibits).

(a) 2.3A Amendment to Purchase Agreement, dated April 29, 1993, by and between Evergreen Media Corporation of Washington, D.C. and WPNT, Inc.

(b) 2.4 Asset Purchase Agreement by and between Major Broadcasting of Chicago, Inc. and Evergreen Media Corporation of Illinois dated as of June 30, 1993 (see table of contents for list of omitted exhibits and schedules).

(b) 2.5 Purchase Agreement by and among Evergreen Media Corporation of Dallas, the Company and Armadillo Broadcasting, L.P. dated as of June 18, 1993 (see table of contents for list of omitted schedules).

(c) 2.6 Purchase Agreement by and among Evergreen Media Corporation of Washington, D.C., KASP License Corp., WKBQ License Corp. and Zimco, Inc. (see table of contents for list of omitted exhibits and schedules).

(d) 2.7 Asset Purchase Agreement, dated November 19, 1993, by and among Hirsch Holdings of Cleveland, Inc.,

               Evergreen Media Corporation of North Florida and Evergreen Media Corporation of Jacksonville (see table of contents for list of omitted exhibits and schedules).

(e) 2.8 Asset Purchase Agreement, dated as of December 10, 1993, by and between Bay Broadcasting Corporation and Evergreen Media Corporation of Jacksonville (see table of contents for list of omitted exhibits and schedules).

(f) 2.9 Plan of Reorganization and Merger by and between Evergreen Media Corporation and Broadcasting Partners, Inc., dated as of January 31, 1995, as amended, including the Form of Registration Rights Agreement among MLGA Fund I, L.P., MLGA Fund II, L.P., MLGA/BPI Partners I, L.P., MLGAL Partners, Limited Partnership and Evergreen Media Corporation (see table of contents for a list of omitted schedules).

(g) 2.9A Agreement dated as of January 31, 1995 among Evergreen Media Corporation, Broadcasting Partners, Inc., the holders of the shares of capital stock of Broadcasting Partners, Inc. and Scott
               K. Ginsburg, holder of shares of capital stock of Evergreen Media Corporation.

(f) 2.10 Plan and Agreement of Merger among Evergreen Media Partners Corporation, Evergreen Media Corporation and Broadcasting Partners, Inc., dated as of April 12, 1995.

(h) 2.11       Agreement and Plan of Merger by and among  Pyramid
               Communications, Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated as of July 14, 1995 (see table of contents for list of omitted exhibits and schedules).

(i) 2.11A      Amendment to Plan and Agreement of Merger by and among Pyramid
               Communications, Inc., Evergreen Media Corporation and Evergreen
               Media/Pyramid Corporation dated September 7, 1995.


(i) 2.11B      Amendment to Plan and Agreement of Merger by and among Pyramid
               Communications, Inc., Evergreen Media Corporation and Evergreen
               Media/Pyramid Corporation dated January 11, 1996.

(j) 2.12 Purchase Agreement between Fairbanks Communications, Inc. and Evergreen Media Corporation dated October 12, 1995 (see table of contents for list of omitted exhibits and schedules).

(n) 2.13 Option Agreement dated as of January 9, 1996 between Chancellor Broadcasting Company and Evergreen Media Corporation (including Form of Advertising Brokerage Agreement and Form of Asset Purchase Agreement).

 *2.14 Asset Purchase Agreement dated April 4, 1996 between American Radio Systems Corporation and Evergreen Media Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

 *2.15 Asset Purchase Agreement dated April 11, 1996 between Mercury Radio Communications, L.P. and Evergreen Media Corporation of Los Angeles, Evergreen Media/Pyramid Holdings Corporation, WHTT (AM) License Corp. and WHTT (FM) License Corp (see table of contents for list of omitted exhibits and schedules).

 *2.16 Asset Purchase Agreement dated April 19, 1996 between Crescent Communications L.P. and Evergreen Media Corporation of Los Angeles (see table of contents for list of omitted exhibits and schedules).

(a) 3.1A Restated Certificate of Incorporation of Evergreen Media Corporation, dated November 6, 1992.

(k) 3.1B Certificate of Amendment of Restated Certificate of Incorporation of Evergreen Media Corporation.

(a) 3.2        Restated Bylaws of Evergreen Media Corporation.

(a) 3.3 Certificate of Designation, Preferences, and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of Evergreen Media Corporation.

(a) 3.4 Certificate of Designation relating to the Company's Series 1 13 3/4% Junior Exchangeable Preferred Stock.

(a) 3.5 Certificate of Designation relating to the Company's Series 2 13 3/4% Junior Exchangeable Preferred Stock.

(k) 3.6 Certificate of Designation relating to the Company's Convertible Exchangeable Preferred Stock.

(a) 4.1        Specimen Class A Common Stock certificate.

(k) 4.1A       Specimen Convertible Preferred Stock certificate.

(k) 4.1B Form of Indenture between the Company and the Bank of New York, as Trustee, relating to the Company's Exchange Debentures that may be issued in exchange for shares of the Convertible Preferred Stock.

(a) 4.2 Senior Secured Credit Facilities for Evergreen Media Corporation of Los Angeles (the "Borrower") from Various Lending Institutions (the "Banks"), Some of Which are also Acting as Co-Agents (the "Co-Agents") with Toronto Dominion (Texas), Inc. (the "Agent"), as Agent for the Co-Agents and the Banks, dated as of November 6, 1992, together with the form of Assignment of Partnership Interests attached thereto as Exhibit A, the form of Assignment of Rights by General Partner attached thereto as Exhibit B, the form of Borrowers Pledge Agreement attached thereto as Exhibit C, and the forms of other collateral documents attached thereto as Exhibits D through U.

(a) 4.2A Waiver and Consent, dated March 31, 1993, between Evergreen Media Corporation of Los Angeles and the Toronto-Dominion Bank, The Bank of New York, Bank of Montreal, The First National Bank of Boston, Nations Bank of Texas, N.A., Fleet Bank of Massachusetts, N.A., ABN AMRO Bank N.V., Society National Bank, Banque Paribas, and Toronto Dominion (Texas), Inc.

(d) 4.2B First Amendment to Loan Agreement, dated June 25, 1993, between the Company, the Banks, the Co-Agents and the Agent.

(d) 4.2C Second Amendment to Loan Agreement and other Loan Agreements, dated October 27, 1993, between the Company, the Banks, the Co-Agents and the Agent.

(a) 4.3 Amended and Restated Note Purchase Agreement, dated November 6, 1992, between Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(a) 4.3A Waiver and Consent, dated April 15, 1993, between Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(d) 4.3B Amendment, Waiver and Consent, dated October 27, 1993, between Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(l) 4.3C Amended and Restated Note Purchase Agreement, dated as of November 28, 1994, between Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(m) 4.3D First Amendment to Amended and Restated Note Purchase Agreement, dated as of April 12, 1995, between Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(b) 4.6 Letter Agreement, dated May 7, 1993, by and among Evergreen Media Corporation, DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., Lehman Brothers Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore Investment Partnership Japan L.P., Lehman Brothers Offshore Investment Partnership L.P. and Shearson Lehman Brothers Capital Partners II L.P.

(l) 4.7 Loan Agreement dated November 28, 1994 Among Evergreen Media Corporation of Los Angeles, Various Financial Institutions (the "Lenders"); the Bank of New York and NationsBank of Texas, N.A., as Agents and Toronto Dominion (Texas), Inc., as Administrative Agent for the Lenders together with certain collateral documents attached thereto as exhibits, including Assignment of Partnership Interests, Borrowers Pledge Agreement, Parent Company Guaranty, Security Agreement, Stock Pledge Agreement, Subsidiary Guaranty, Subsidiary Pledge Agreement and Subsidiary Security Agreement.

(m) 4.7A First Amendment to Loan Agreement, dated April 12, 1995, among Evergreen Media Corporation of Los Angeles, Various Financial Institutions (the "Lenders"); the Bank of New York and NationsBank of Texas, N.A., as Agents and Toronto Dominion (Texas), Inc., as Administrative Agent for the Lenders.

(i) 4.8 Amended and Restated Loan Agreement dated as of January 17, 1996 among Evergreen Media Corporation of Los Angeles, the financial institutions whose names appear as Lenders on the signature pages thereof (the "Lenders"), The Toronto Dominion Bank, The Bank of New York and NationsBank of Texas, N.A., as Arranging Agents, The Bank of New York, as Syndication Agent, NationsBank of Texas, N.A., as Documentation Agent, and Toronto Dominion (Texas), Inc. as Administrative Agent for the Lenders together with certain collateral documents attached thereto as exhibits, including Assignment of Partnership Interests, Borrower's Pledge Agreement, Parent Company Guarantee, Security Agreement, Stock Pledge Agreement, Subsidiary Guarantee, Subsidiary Pledge Agreement and Subsidiary Security Agreement.

   *4.8A First Amendment to Loan Agreement, dated May 8, 1996, between the Company, the Banks, the Co-Agents and the Agent.

(i) 4.9 Amended and Restated Note Purchase Agreement dated as of January 17, 1996 among Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(a)10.1 Securities Purchase Agreement, dated November 6, 1992, among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., Evergreen Media Corporation, and Evergreen Media Corporation of Los Angeles.

(a)10.2 Stockholders Agreement, dated November 6, 1992, among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., Evergreen Media Corporation, and Evergreen Media Corporation.

(b)10.2A Amendment No. 1 to DLJ Stockholders Agreement dated as of May 10, 1993 among the Company, DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V. and Scott K. Ginsburg.

(a)10.3 Registration Rights Agreement, dated as of November 6, 1992 among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., and Evergreen Media Corporation.

(a)10.4 Warrant Certificate, dated November 6, 1992, certifying that DLJ Merchant Banking Partners, L.P., or its assigns is entitled to purchase shares of Class A Common Stock, par value $0.01 per share, of the Company.

(a)10.5 Partnership Interest Purchase Agreement, dated November 6, 1992, between The Sheet Metal Workers' National Pension Fund and Evergreen Media Corporation.

(a)10.6 Warrant Agreement, dated November 6, 1992, between The Sheet Metal Workers' National Pension Fund and Evergreen Media Corporation.

(a)10.7 Stock Purchase Agreement, dated May 15, 1989, entered into by and among Evergreen Media Corporation, Shearson Lehman Hutton Merchant Banking Portfolio Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership Japan L.P., Shearson Lehman Hutton Capital Partners II L.P., and Mid-America Capital Resources, Inc.

(b)10.7A Master Agreement, dated as of May 10, 1993, made and entered into among Scott K. Ginsburg, Lehman Brothers Merchant Banking Portfolio Partnership, L.P., Lehman Brothers Offshore Investment Partnership, L.P., Lehman Brothers Offshore Investment Partnership Japan L.P. and Shearson Lehman Capital Partners II L.P., Mid-America Capital Resources, Inc., DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc. DLJ Offshore Partners, C.V., with Exhibits thereto.

(b)10.7C Amendment No. 1 to 1989 Stock Purchase Agreement dated as of May 17, 1993 by and among the Company, Lehman Brothers Merchant Banking Portfolio Partnership, L.P., Lehman Brothers Offshore Investment Partnership, L.P., Lehman Brothers Offshore Investment Partnership Japan, L.P., Shearson Lehman Brothers Capital Partners, II,

               L.P., Mid America Capital Resources, Inc., and Scott K. Ginsburg.

(a)10.8 Time Brokerage Agreement, dated October 16, 1992, between Evergreen Media Corporation of Washington, D.C. and WPNT, Inc.

(a)10.9 Time Brokerage Agreement, dated May 30, 1992, between Evergreen Media Corporation of Jacksonville and Metroplex Communications, Inc.

(a)10.10 Time Brokerage Agreement, dated October 9, 1992, between Evergreen Media Corporation of Dallas and Armadillo Broadcasting, L.P.

+(a)10.11      1992 Key Employee Stock Option Plan, dated August 5, 1992.

+(a)10.12      1993 Key Employee Stock Option Plan, dated March 15, 1993.

+(a)10.13      Employment Agreement, dated May 1, 1989, by and between Evergreen
               Media Corporation and Scott K. Ginsburg, as amended.

+(a)10.14      Employment Agreement, dated March 1, 1993, by and between
               Evergreen Media Corporation of Los Angeles and James de Castro.

+(a)10.15      Option Agreement, dated March 1, 1993, by and between Evergreen
               Media Corporation and James de Castro.

+(a)10.16      Employment Agreement, dated March 23, 1993, by and between
               Evergreen Media Corporation of Los Angeles and Matthew E. Devine.

+(a)10.17      Option Agreement, dated March 1, 1993, between Evergreen Media
               Corporation and Matthew E. Devine.

(a)10.18 Equipment Lease, dated July 1, 1986, between Statewide Broadcasting of Dallas, Inc. and Midway Equipment Leasing, Inc.

(a)10.19 Equipment Lease, dated July 1, 1986, between Statewide Broadcasting of Duval County, Inc. and Midway Equipment Leasing, Inc.

(b)10.20 Local Programming and Marketing Agreement by and between Major Broadcasting of Chicago, Inc. and

               Evergreen Media Corporation of Illinois dated as of June 30, 1993 (see table of contents for list of omitted exhibits and schedules).

(k)10.21 Letter Agreement, dated October 19, 1993, between the Company and the Sheet Metal Workers' Union National Pension Fund.

(c)10.22 Non-Competition Agreement between Evergreen Media Corporation of Illinois, Major Broadcasting of Chicago, Inc., and the other Covenantors named therein.

(f)10.23 Evergreen Media Corporation Stock Option Plan for Non-employee Directors (included as Annex E to the Joint Proxy
               Statement/Prospectus)

+(n)10.24      Employment Agreement dated November 28, 1995 by and between
               Evergreen Media Corporation and Matthew E. Devine.

+(n)10.25      Employment Agreement dated November 28, 1995 by and between
               Evergreen Media Corporation and James de Castro.

+(n)10.26      Employment Agreement dated February 9, 1996 by and between
               Evergreen Media Corporation and Kenneth J. O'Keefe.

+*10.27 Employment Agreement, dated April 15, 1996 by and between Evergreen Media Corporation and Scott K. Ginsburg, as amended.

+*10.28 1995 Stock Option Plan for executive officers and key employees of Evergreen Media Corporation.

 *27           Financial Data Schedule

- --------------------
*Filed herewith.
+Management contract or compensatory arrangement.

(a) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-60036).
(b) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1993
(c) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated December 27, 1993.
(d) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-215-70).
(e) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated April 25, 1994.

(f) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).
(g) Incorporated by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).
(h) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated July 14, 1995.
(i) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated January 17, 1996.
(j) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ending September 30, 1995.
(k) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-69752).
(l) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 33-85506).
(m) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1995.
(n) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended
     December 31, 1995.

     (b)  Report on Form 8-K

          A report on Form 8-K dated January 17, 1996, was filed by the Company with the Securities and Exchange Commission on January 31, 1996. It reported under Item 2 that the Company acquired Pyramid Communications, Inc. ("Pyramid"), the owner and operator of nine FM and three AM radio stations in five radio markets (the "Pyramid Acquisition"). The Report on Form 8-K also included (i) pro forma financial statements for the Company giving effect to the Pyramid Acquisition, (ii) the Unaudited Condensed Consolidated Balance Sheet of Pyramid and Subsidiaries as of September 30, 1995, (iii) the Unaudited Condensed Consolidated Statements of Operations, Changes in Stockholders Equity and Cash Flows of Pyramid and Subsidiaries for the nine months ended September 30, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EVERGREEN MEDIA CORPORATION
                                        ---------------------------
                                               (Registrant)

                                        /s/ Matthew E. Devine
                                        ---------------------------

                                        Matthew E. Devine
                                        Senior Vice President/
                                        Chief Financial Officer

Dated:    May 14, 1996