Form 10-Q
period 1996-06-30
EVERGREEN MEDIA CORP
filed 1996-08-14
CIK 894972

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              Commission File
June 30, 1996                                               Number 0-215-70

                          Evergreen Media Corporation
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               75-2247099
         -------------------------------              -------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)


         433 East Las Colinas Boulevard, Suite 1130, Irving, Texas  75039
         ----------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

                                  (214) 869-9020
                                  --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,667,586 shares of Class A Common Stock and 2,077,377 shares of Class B Common Stock as of July 31, 1996.

                          EVERGREEN MEDIA CORPORATION
                                     INDEX

                                                                        Page No.
                                                                        --------

Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets (unaudited).................    2
               Consolidated Statements of Operations (unaudited).......    4
               Consolidated Statements of Cash Flows (unaudited).......    5
               Notes to Consolidated Financial Statements (unaudited)..    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   10

Part II.

Item 1.        Legal Proceedings.......................................   15

Item 4.        Submission of Matters to a Vote of Security Holders.....   15

Item 5.        Other Information.......................................   16

Item 6.        Exhibits and Reports on Form 8-K........................   18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

            EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)

                                            December 31,     June 30,
                                                1995           1996
                                            ------------     --------
ASSETS

Current assets:
    Cash and cash equivalents                 $  3,430       $  1,877
    Accounts receivable, net                    45,413         69,482
    Prepaid expenses and other assets            2,146          5,789
                                              --------       --------

         Total current assets                   50,989         77,148

Assets held for sale                                 -         32,000

Property and equipment, net                     37,839         46,293

Intangible assets, net                         458,787        779,237

Other assets                                     4,732         21,866
                                              --------       --------

                                              $552,347       $956,544
                                              ========       ========

See accompanying Notes to Consolidated Financial Statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                             (Dollars in thousands)

                                            December 31,     June 30,
                                                1995           1996
                                            ------------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $ 15,892       $  27,566
  Current portion of long-term debt              4,000          29,250
  Other current liabilities                        541             541
                                              --------       ---------
  Total current liabilities                     20,433          57,357
                                              --------       ---------

Long-term debt, excluding current portion      197,000         524,750
Deferred tax liability                          29,233          86,746
Other liabilities                                1,104           1,497
                                              --------       ---------
  Total liabilities                            247,770         670,350
                                              --------       ---------
Stockholders' equity:
  Convertible Preferred Stock.
  Authorized 6,000,000 shares;
  Issued and outstanding 1,610,000 shares
  in 1995 and 1996.                             80,500          80,500

  Class A common stock, $.01 par value.
  Authorized 75,000,000 shares; issued and
  outstanding 24,929,529 shares in 1995 and
  24,994,929 in 1996.                              249             249

  Class B common stock, $.01 par value.
  Authorized 4,500,000 shares; issued and
  outstanding 3,116,066 shares in 1995 and
  1996.                                             31              31

  Paid-in capital                              317,295         317,823
  Accumulated deficit                          (93,498)       (112,409)
                                              --------       ---------
Total stockholders' equity                     304,577         286,194
                                              --------       ---------
                                              $552,347        $956,544
                                              ========        ========

See accompanying Notes to Consolidated Financial Statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except for per share data)

                                  Three Months Ended            Six Months Ended
                                June 30,      June 30,      June 30,       June 30,
                                  1995          1996          1995           1996
                              -----------   -----------   -----------     -----------
Gross revenues                $    48,250        83,832   $    77,338         144,614
Less agency commissions             6,258        10,841         9,933          18,252
                              -----------   -----------   -----------     -----------
    Net revenues                   41,992        72,991        67,405         126,362
Station operating expenses
    excluding depreciation
    and amortization               24,218        42,887        41,646          80,313
Depreciation and
    amortization                   10,242        21,336        16,532          44,012
Corporate general and
    administrative expenses           919         1,706         1,695           3,198
                              -----------   -----------   -----------     -----------
   Operating expenses              35,379        65,929        59,873         127,523
                              -----------   -----------   -----------     -----------
   Operating income (loss)          6,613         7,062         7,532          (1,161)
                              -----------   -----------   -----------     -----------
Nonoperating expenses
 (income):
     Interest expense               5,534        10,061         9,289          19,027
     Interest income                  (15)            -           (29)              -
    Other expense, net                101             5           189              12
                              -----------   -----------   -----------     -----------

Nonoperating expenses, net          5,620        10,066         9,449          19,039
                              -----------   -----------   -----------     -----------
Income (loss) before
 income taxes                         993        (3,004)       (1,917)        (20,200)

Income tax expense
 (benefit)                            545          (782)          545          (3,705)
                              -----------   -----------   -----------     -----------

Net income (loss)                     448        (2,222)       (2,462)        (16,495)
Preferred stock dividends          (1,207)       (1,207)       (2,415)         (2,415)
                              -----------   -----------   -----------     -----------
Net loss attributable to
    common stockholders       $      (759)  $    (3,429)  $    (4,877)    $   (18,910)
                              ===========   ===========   ===========     ===========
Loss per common share              $(0.05)       $(0.12)       $(0.33)         $(0.67)
                              ===========   ===========   ===========     ===========
Weighted average
 common shares outstanding     16,171,832    28,081,500    14,639,766      28,069,500
                              ===========   ===========   ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                      Six Months Ended
                                                 June 30,           June 30,
                                                   1995               1996
                                                ----------         ---------
Cash flows from operating activities:
Net loss                                        $(  2,462)         $ (16,495)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                     2,589              3,479
   Amortization of goodwill, intangible
      assets and other assets                      13,943             40,533
   Provision for doubtful accounts                    157                723
   Deferred income tax expense (benefit)              545             (3,705)
Changes in certain assets and liabilities,
 net of effects of acquisitions:
   Accounts receivable                             (5,272)           ( 9,448)
   Prepaid expenses and other current assets         (611)            (2,798)
   Accounts payable and accrued expenses            6,486              5,669
   Other assets                                      (258)              (604)
   Other liabilities                                  179                 11
                                                ---------          ---------
      Net cash provided by
        operating activities                       15,296             17,365
                                                ---------          ---------
Cash flows from investing
 activities:
   Acquisitions, net of cash acquired            (188,004)          (348,826)
   Escrow deposits on pending acquisitions              -           ( 13,000)
   Capital expenditures                          (  1,823)            (1,761)
   Other                                         (    379)            (2,382)
                                                ---------          ---------
      Net cash used by investing
        activities                               (190,206)          (365,969)
                                                ---------          ---------
Cash flows from financing
 activities:
   Proceeds from issuance of
    long-term debt                                186,000            365,750
   Principal payments on long-term
    debt                                         (  8,000)           (12,750)
   Payments on other long-term liabilities       (    526)              (227)
   Proceeds from issuance of common
    stock                                               -                528
   Dividend payments on preferred stock          (  2,415)            (2,415)
   Payments for debt issuance costs                     -             (3,835)
                                                ---------          ---------
      Net cash provided by
        financing activities                      175,059            347,051
                                                ---------          ---------
Increase (decrease) in cash and
 cash equivalents                                     149             (1,553)
Cash and cash equivalents at
 beginning of period                                1,216              3,430
                                                ---------          ---------
Cash and cash equivalents at end
 of period                                      $   1,365          $   1,877
                                                =========          =========

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

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. All share data (other than authorized share data) contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock dividend.

     Loss per common share is based on the weighted average number of common shares outstanding during the periods after giving retroactive effect to the stock split. Stock options and warrants are not included in the calculation as their effect would be antidilutive.

     The Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" on January 1, 1996. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.


2.   Acquisitions, Dispositions, and Financings
     ------------------------------------------

     In May 1995, the Company acquired Broadcasting Partners, Inc. ("BPI"), a publicly traded radio broadcasting company with seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets (the "BPI Acquisition"). The BPI Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into BPI, with BPI surviving the merger as a wholly-owned subsidiary of the Company. The BPI Acquisition included the conversion of each outstanding share of BPI common stock into the right to receive $12.00 in cash and .46 shares of the Company's Class A Common Stock, resulting in total cash payments of $94.8 million and the issuance of 3,740,673 shares of the Company's Class A Common Stock valued at $18.75 per share. In addition, the Company retired existing BPI debt of $81.9 million and incurred various other direct acquisition costs. The total purchase price, including closing costs, allocated to net assets acquired was approximately $258.6 million.

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

     Effective on February 14, 1996, the Company entered into the Detroit Option Agreement with Chancellor Broadcasting ("Chancellor") pursuant to which Chancellor granted the Company an option to buy from Chancellor, and the Company granted Chancellor an option to sell to the Company, WWWW-FM and WDFN-AM in Detroit, Michigan, for $30 million in cash. In addition, pursuant to the Detroit Option Agreement, the Company and Chancellor entered into the Detroit joint sales agreement ("JSA") pursuant to which Chancellor will outsource to the Company for a two-year period certain sales and promotional functions of the Detroit stations in exchange for an annual fee of $2.6 million to be paid to Chancellor. Effective April 1, 1996, the JSA was converted into a time brokerage agreement which will extend for the same time period as the previous JSA. Under the terms of the agreement between the parties, the Company's option is exercisable during the thirty-day period following the expiration of the Detroit JSA, which occurs in February 1998. Chancellor may exercise its option at any time prior to the expiration of the Detroit JSA, provided that if Chancellor exercises its option, the closing of the sale of the stations shall not take place prior to the first anniversary of the expiration of the Detroit JSA. Although the Company's option was not yet exercisable, on August 9, 1996, the Company entered into an agreement with Chancellor to acquire WWWW-FM and WDFN-AM in Detroit for $30 million in cash. The acquisition of WWWW-FM and WDFN-AM, expected to close in late 1996 or early 1997, will be financed through additional borrowings of $30 million under the Senior Credit Facility.

     In April 1996, the Company entered into agreements to sell Buffalo radio stations WHTT-FM and WHTT-AM for $19.5 million in cash and WSJZ-FM for $12.5 million in cash in two separate transactions. The Company also entered into time brokerage agreements to sell substantially all of the broadcast time of these stations pending the completion of the sales. The aforementioned stations were acquired in connection with the Pyramid Acquisition discussed in Note 2. Accordingly, the assets of these stations have been classified as assets held for sale at June 30, 1996 in connection with the purchase price allocation of the Pyramid Acquisition, and no gain or loss will be recognized by the Company upon consummation of the sales. WHTT-FM, WHTT-AM and WSJZ-FM combined net losses of approximately $123,000 have been excluded from the consolidated statement of operations for the six months ended June 30, 1996. Interest costs during the holding period of approximately $602,000 as of June 30, 1996 have been allocated to the purchase price of the stations. The WHTT-FM and WHTT-AM sale closed on July 19, 1996, while the sale of WSJZ-FM was completed on August 1, 1996.

     In April 1996, the Company entered into an agreement to acquire KYLD-FM in San Francisco for $44 million in cash. The Company also entered into an agreement to operate the station under a time brokerage agreement effective May 1, 1996 pending the completion of the purchase. The acquisition of KYLD-FM, expected to close in the third quarter of 1996, will be financed through the aggregate proceeds of $19.5 million from the sale of WHTT-FM and WHTT-AM in Buffalo as part of a tax-free transaction, as well as through borrowings of $24.5 million under the Senior Credit Facility of which $5 million was borrowed by the Company and paid as escrow funds in April 1996 and is held in escrow at June 30,1996.

     In May 1996, the Company acquired WKLB-FM in Boston for $34 million in cash plus various other direct acquisition costs. The acquisition of WKLB-FM was financed through additional borrowings of $33 million under the Senior Credit Facility in addition to $1 million in escrow funds paid by the Company in October 1995 and funded from working capital. On June 13, 1996, the Company entered into separate agreements to swap WKLB-FM in Boston for WGAY-FM (formerly WEBR-FM) in Washington, D.C. and to purchase WWRC-AM in Washington, D.C. for $22.5 million in cash. The Company also entered into agreements to operate WGAY-FM and WWRC-AM and to allow the purchaser to operate WKLB-FM under time brokerage agreements effective June 17, 1996 pending the completion of the transactions. The acquisition of WWRC-AM, expected to close in the fourth quarter of 1996, will be financed through borrowings under the Senior Credit Facility.

     On July 1, 1996, the Company entered into an agreement to acquire WEDR-FM in Miami for $65 million in cash. The acquisition of WEDR-FM, expected to close in the fourth quarter of 1996, will be financed through borrowings of $65 million under the Senior Credit Facility of which $3 million was borrowed by the Company and paid as escrow funds in June 1996 and is held in escrow at June 30, 1996.

     On July 18, 1996, the Company entered into an agreement to acquire WPNT-FM in Chicago for $73 million in cash. The acquisition of WPNT-FM, expected to close in the first quarter of 1997, will be financed through borrowings of $73 million under the Senior Credit Facility of which $5 million was borrowed by the Company and paid as escrow funds in June 1996 and is held in escrow at June 30, 1996.

     On August 9, 1996, the Company entered into an agreement to acquire WMXD-FM and WJLB-FM in Detroit for $168.0 million and WFLN-FM in Philadelphia for $37.8 million. The Company also entered into an agreement to operate the stations under time brokerage agreements effective September 1, 1996. The Company also entered into an agreement to acquire WQRS-FM in Detroit for $32 million and concurrently, in a tax-free transaction, swap the station in consideration for WWRC-AM in Washington, D.C. and $9.5 million in cash. The swap agreement modifies the June 13, 1996 agreement to acquire WWRC-AM for $22.5 million. The acquisitions, expected to close in the first quarter of 1997, will be financed through borrowings under the Senior Credit Facility.

     Escrow funds of $13 million paid by the Company in connection with the pending acquisitions have been classified as other assets in the accompanying balance sheet.

     In May 1996, the Company amended the Senior Credit Facility which resulted in reducing the incremental rate applied to the participating banks' prime rate or Eurodollar rate on borrowings under the Senior Credit Facility. Given the Company's acquisition strategy, and acquisition opportunities created by the recent passage of the Telecommunications Act of 1996 (the "1996 Act") the Company has entered into preliminary discussions with lenders under the Senior Credit Facility to raise additional debt financing in the form of a revised Senior Credit Facility.

Summary of Net Assets Acquired
- ------------------------------

     The BPI Acquisition, the Pyramid Acquisition and the acquisition of WKLB-FM in Boston discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

A summary of the net assets acquired follows:

                                    December 31,   June 30,
                                        1995         1996
                                    ------------   --------
     Working capital, including
      cash of $492 in 1995 and
      $949 in 1996                    $ 12,432     $ 16,837
     Assets held for sale                    -       32,000
     Property and equipment             11,684       10,172
     Intangible assets                 264,650      357,340
     Deferred tax liability            (29,712)     (61,218)
     Other liabilities  (420)            ( 420)      (4,788)
                                      --------     --------

                                      $258,634     $350,343
                                      ========     ========

Pro forma Results of Operations (Unaudited)
- -------------------------------------------

Consolidated condensed pro forma results of operations data for the six months ended June 30, 1995 and 1996, as if the 1995 common stock offering and the 1995 and 1996 acquisitions and dispositions discussed above occurred at January 1, 1995, follow:

                                        1995         1996
                                      --------     --------
     Net revenues                     $128,933     $138,413
     Operating loss                    (14,975)      (9,840)
     Net loss                          (32,533)     (28,858)
     Net loss per common share         (  1.16)     (  1.03)

     The above pro forma results of operations are presented pursuant to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would have been achieved had these transactions occurred at the beginning of 1995, nor are they indicative of future results of operations. Pro forma adjustments for the July 1996 agreement to acquire WPNT-FM in Chicago and the August 1996 agreements to acquire WMXD-FM and WJLB-FM in Detroit and WFLN-FM in Philadelphia are not presented as any adjustment would be immaterial to the consolidated condensed pro forma results of operations.

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


COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1996, TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

     Results of operations for the three and six months ended June 30, 1996 are not comparable to results of operations for the same periods in 1995, in light of the consummation of the following transactions:

 . the BPI Acquisition on May 12, 1995 resulting in the addition of seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets

 .  the Company's public offering of Class A common stock in July 1995

 .  the Pyramid Acquisition on January 17, 1996 resulting in the addition of nine
   FM and three AM radio stations, six of which are in the nation's ten largest radio markets

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

 . the acquisition of WKLB-FM in Boston on May 3, 1996 and subsequent agreements dated June 13, 1996 to swap WKLB-FM in Boston for WGAY-FM (formerly WEBR-FM) in Washington, D.C. and to sell substantially all of the WKLB-FM broadcast time under a time brokerage agreement effective June 17, 1996 pending the closing of the transaction

 .  the time brokerage agreements to operate WGAY-FM (formerly WEBR-FM) and WWRC-
   AM in Washington, D.C. effective June 17, 1996

In addition, the Company anticipates the results of operations for the remainder of 1996 will be affected by the expected closing of the acquisition of WEDR-FM in Miami in the fourth quarter of 1996.

     Net revenues for the six months ended June 30, 1996 increased 87.5% to $126.4 million compared to $67.4 million for the six months ended June 30, 1995. Net revenues for the three months ended June 30, 1996 increased 73.8% to $73.0 million compared to $42.0 million for the three months ended June 30, 1995.

     Station operating expenses excluding depreciation and amortization for the six months ended June 30, 1996 increased 92.8% to $80.3 million compared to $41.6 million for six months ended June 30, 1995. Station operating expenses excluding depreciation and amortization for the three months ended June 30, 1996 increased 77.1% to $42.9 million compared to $24.2 million for the second quarter of 1995.

     Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the six months ended June 30, 1996 increased 78.8% to $46.0 million compared to $25.8 million for the six months ended June 30, 1995. Broadcast cash flow for the three months ended June 30, 1996 increased 69.4% to $30.1 million compared to $17.8 million for the second quarter of 1995.

     The increase in net revenues, station operating expenses, and broadcast cash flow for the three and six months ended June 30, 1996 was primarily attributable to the impact of the BPI Acquisition on May 12, 1995 and the Pyramid Acquisition on January 17, 1996, in addition to the overall net operational improvements realized by the Company's radio stations.

     Depreciation and amortization for the six months ended June 30, 1996 increased 166.2% to $44.0 million compared to $16.5 million for the same period in 1995. Depreciation and amortization for the three months ended June 30, 1996 increased 108.3% to $21.3 million compared to $10.2 million for the second quarter of 1995. The increase represents additional depreciation and amortization expenses due to the impact of the BPI Acquisition on May 12, 1995 and the Pyramid Acquisition on January 17, 1996, offset by decreases due to certain intangibles which became fully amortized in 1995 and 1996.

     Corporate general and administrative expenses for the six months ended June 30, 1996 increased 88.7% to $3.2 million compared to $1.7 million for the same period in 1995. Corporate general and administrative expenses for the three months ended June 30, 1996 increased
85.6% to $1.7 million compared to $0.9 million for the second quarter of 1995. The increase is due to the growth of the Company primarily related to the BPI and Pyramid Acquisitions.

     As a result of the above factors, the Company incurred a $1.2 million operating loss for the six months ended June 30, 1996 compared to operating income of $7.5 million for the same period in 1995. The Company realized a $7.1 million operating income for the three months ended June 30, 1996 compared to $6.6 million for the second quarter of 1995.

     Interest expense for the six months ended June 30, 1996 increased 104.8% to $19.0 million compared to $9.3 million for the same period in 1995. Interest expense for the three months ended June 30, 1996 increased 81.8% to $10.1 million compared to $5.5 million for the second quarter of 1995. The net increase in interest expense was due to several factors including: (i) additional bank borrowings of approximately $186.0 million required to finance the BPI Acquisition in May 1995; (ii) additional bank borrowings of $318.8 million required to finance the Pyramid Acquisition in January 1996, (iii) additional bank borrowings of approximately $34.0 million required to finance the acquisition of WKLB-FM in Boston in May 1996, offset by; (iv) repayment of borrowings of approximately $132.7 million from the net proceeds of the Company's public offering of 5,525,000 shares of Class A Common Stock in July 1995; (v) an overall decline in the Company's borrowing rates.

     The income tax benefit for the six and three months ended June 30, 1996 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

     The net loss attributable to common stockholders for the six months ended June 30, 1996 was $18.9 million compared to a $4.9 million net loss for the same period in 1995. The net loss attributable to common stockholders for the three months ended June 30, 1996 was $3.4 million compared to a $0.8 million net loss for the second quarter of 1995. The increase in net loss attributable to common stockholders was primarily due to the increase in depreciation and amortization related to recent acquisitions.

     The loss per common share for the six months ended June 30, 1996 was $(0.67) compared to a $(0.33) loss per common share for the same period in 1995. The loss per common share for the three months ended June 30, 1996 was $(0.12) compared to a $(0.05) loss per common share for the second quarter of 1995. The increase in the net loss per common share is a result of the above mentioned factors.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  Overview
  --------

     The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements, debt service requirements and preferred stock dividends, and the Company anticipates that this will continue to be the case. The $34.0 million in cash required to finance the acquisition of WKLB-FM, Boston which closed on May 3, 1996 consisted of $33 million in borrowings under the New Revolving Loan, which is part of the Senior Credit Facility (as defined below) and $1 million in escrow funds previously paid by the Company. The pending acquisitions of KYLD-FM in San Francisco, WWRC-AM in Washington, D.C., WEDR-FM in Miami, WPNT-FM in Chicago, WMXD-FM and WJLB-FM in Detroit, and WFLN-FM in Philadelphia will be financed in part through additional borrowings under the New Revolving Loan. Given the Company's acquisition strategy and acquisition opportunities created by the recent passage of the 1996 Act, it is possible that the Company will complete one or more other potentially material transactions during the course of the year. To the extent that the Company is successful in pursuing additional acquisitions, the Company expects that such acquisitions will be financed through funds generated from operations, from additional borrowings under a revised Senior Credit Facility and, from proceeds from the disposition of certain of the Company's radio stations including $32 million in net proceeds resulting from the Buffalo station dispositions. Depending on market conditions, the Company may also seek additional debt or equity financing to pursue acquisitions or reduce borrowings under the Senior Credit Facility on a going forward basis. The Company has entered into preliminary discussions with lenders under the Senior Credit Facility to raise additional debt financing in the form of a revised Senior Credit Facility. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

  The Senior Credit Facility (as defined below)
  ---------------------------------------------

     On November 28, 1994, the Company entered into the Senior Credit Facility with a group of banks. The Senior Credit Facility originally consisted of $150.0 million term loan ("the Term Loan") and a $200.0 million revolving credit facility (the "Revolving Loan"). In connection with the Pyramid Acquisition, the Company amended and restated the Senior Credit Facility. Under the amended agreement, dated January 17, 1996, the Term Loan and the Revolving Loan remained in place, and the Company also established an additional revolving facility of up to $275.0 million (the "New Revolving Loan"). At June 30, 1996, the Company had drawn $150.0 million of the Term Loan, $199.0 million of the Revolving Loan, and $193.0 million of the New Revolving Loan. The Company's ability to make additional borrowings under the New Revolving Loan is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged to secure performance of the Company's obligations under the Senior Credit Facility.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described in the following paragraph, the interest rate on the $150.0 million outstanding under the Term Loan at June 30, 1996 was 7.22% on a blended basis, based on Eurodollar rates, and the interest rates on $185.0 million and $14.0 million of advances outstanding under the Revolving Loan were 7.26% and 8.875% at June 30, 1996, based on the Eurodollar and prime rate, respectively. The interest rate on the $193.0 million outstanding under the New Revolving Loan at June 30, 1996 was 7.27% on a blended basis, based on Eurodollar rates.

     As required by the terms of the Senior Credit Facility, the Company has entered into interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. These swap agreements have the effect of reducing the impact of changes in interest rates on the Company's floating rate debt under the Senior Credit Facility. At June 30, 1996, interest rate swap agreements covering a notional balance of $225.0 million were outstanding. These outstanding swap agreements mature during 1996 and 1997 and require the Company to pay a fixed rate of 5.05 - 6.38% while the counterparty pays a floating rate based on the six-month London Interbank Borrowing Offered Rate ("LIBOR") plus an incremental rate. In addition to these swap agreements, and in connection with the BPI Acquisition, the Company assumed interest rate cap agreements covering a notional balance of $45.0 million. These outstanding interest rate cap agreements provide fixed rates ranging from 6.0% to 8.0% and mature during 1996 and 1997. During the six months ended June 30, 1995 and 1996, the Company recognized charges (income) under its interest rate swap and cap agreements of ($244,000) and $76,000, respectively. Because the interest rate swap and cap agreements are with banks that are lenders under the Senior Credit Facility, the Company is not exposed to credit loss.

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

     Given the Company's acquisition strategy and acquisition opportunities created by the recent passage of the 1996 Act, the Company has entered into preliminary discussions with lenders under the Senior Credit Facility to raise additional debt financing in the form of a revised Senior Credit Facility.

  Senior Notes
  ------------

     The Company's Senior Notes due 1999 (the "Senior Notes") were originally issued by the Company in 1989. The Senior Notes bear interest at a fixed rate of 11.6% per annum. Amortization of the Senior Notes began August 1, 1994 and is payable in equal quarterly installments of $1.0 million through May 1, 1999. The Senior Notes are equally and ratably secured by the same collateral package securing the Senior Credit Facility, and the Senior Notes and the Senior Credit Facility rank equal in right of payment with each other. At June 30, 1996, $12.0 million in principal amount of the Senior Notes was outstanding.

  Forward Looking Statements
  --------------------------

     When used in the preceding discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industrywide market factors and regulatory developments affecting the Company's operations and the acquisitions and dispositions of broadcast properties described elsewhere herein.

                                    PART II

ITEM 1. - LEGAL PROCEEDINGS
- -------   -----------------

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York. The agreement required payments to the Claimants in the amount of $2.6 million, plus five percent of advertising revenues generated by the programming over the three year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' original complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief in the original complaint totaled $45 million. On July 12, 1994, the Court granted the Company's motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiffs' motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment seeking the dismissal of the remaining claims in the original complaint. Plaintiffs have opposed the Company's summary judgment motion. On July 1, 1996, Plaintiffs moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Plaintiffs seek compensatory and punitive damages in excess of $25 million. The Company has opposed Plaintiffs' motion for leave to amend. The Court has not yet ruled on the Company's motion for summary judgment or decided whether to permit Plaintiffs to so amend their complaint. The Company believes that it acted within its rights in terminating the agreement.

The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution, as well as the matter discussed in the preceding paragraph, will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

(a) The Company held its Annual Meeting of Stockholders on May 15, 1996, in Irving, Texas.

(b) The stockholders of the Company voted to reelect the eight directors of the Company as follows:

                                       VOTES
                                       -----
          DIRECTORS                FOR      WITHHELD
          ---------             ----------  --------

          Scott K. Ginsburg     35,124,470   386,380
          James de Castro       35,125,120   385,730
          Matthew E. Devine     35,124,520   386,330
          Joseph M. Sitrick     35,124,234   386,616
          Perry L. Lewis        35,181,125   329,725
          Thomas J. Hodson      35,157,086   353,764
          Eric L. Bernthal      35,124,085   386,765
          Kenneth J. O'Keefe    35,124,450   386,400

     The stockholders of the Company also voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for 1996 as follows:

                        FOR           AGAINST    ABSTENTIONS
                        ---           -------    -----------

                        14,761,852    8,588      4,640

     The stockholders of the Company also voted to ratify the approval of the adoption of the 1995 Option Plan for Executive Officers and Key Employees of Evergreen Media Corporation, under which options were authorized to purchase up to 1,500,000 shares of Evergreen Class A Common Stock.

                                                               BROKER
                        FOR         AGAINST    ABSTENTIONS    NON-VOTES
                        ---         -------    -----------    ---------

                        32,190,472  2,243,242  110,423        966,713

     The stockholders of the Company also voted to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock of the Company from 31,000,000 to 75,000,000 and certain related matters.

                                                               BROKER
                        FOR         AGAINST    ABSTENTIONS    NON-VOTES
                        ---         -------    -----------    ---------

     Class A            11,206,647  3,514,350  5,131          48,952
     All Common Stock   31,942,417  3,514,350  5,131          48,952

     No "broker non-votes" (i.e., shares held by a broker or nominee which were represented at the meeting but with respect to which such broker or nominee was not empowered to vote on a particular proposal) were reported at the meeting except for broker non-votes reported with respect to the 1995 Option Plan for Executive Officers and Key Employees and to increase the number of authorized shares.



Item 5. - OTHER INFORMATION
- -------   -----------------

FCC Divestiture Conditions
- --------------------------

     In connection with the BPI Acquisition and the Pyramid Acquisition, the Company obtained certain waivers of the FCC's broadcast multiple ownership rules then in effect to allow the Company to own five FM stations in the Chicago, Illinois market, four FM stations in the Charlotte, North Carolina market and in excess of twenty FM stations in the aggregate. Pursuant to such waivers, it would have been necessary, absent any change in applicable law, for the Company to divest certain broadcast properties in order to satisfy the FCC's multiple ownership rules which impose limitations on the number of FM radio stations that any one person or entity may own in one market and limitations on the aggregate number of FM radio stations that may be owned by one person or entity.

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

Recent Acquisitions and Dispositions
- ------------------------------------

     On July 1, 1996, the Company entered into an agreement to acquire WEDR-FM in Miami for $65 million in cash. The acquisition of WEDR-FM, expected to close in the fourth quarter of 1996, will be financed through borrowings of $65 million under the Senior Credit Facility of which $3 million was borrowed by the Company and paid as escrow funds in June 1996 and is held in escrow at June 30, 1996.

     On July 18, 1996, the Company entered into an agreement to acquire WPNT-FM in Chicago for $73 million in cash. The acquisition of WPNT-FM, expected to close in the first quarter of 1997, will be financed through borrowings of $73 million under the Senior Credit Facility of which $5 million was borrowed by the Company and paid as escrow funds in June 1996 and is held in escrow at June 30, 1996.

     On August 9, 1996, the Company entered into an agreement to acquire WMXD-FM and WJLB-FM in Detroit for $168.0 million and WFLN-FM in Philadelphia for $37.8 million. The Company also entered into an agreement to operate the stations under time brokerage agreements effective September 1, 1996. The Company also entered into an agreement to acquire WQRS-FM in Detroit for $32 million and concurrently, in a tax-free transaction, swap the station in consideration for WWRC-AM in Washington, D.C. and $9.5 million in cash. The swap agreement modifies the June 13, 1996 agreement to acquire WWRC-AM for $22.5 million. The acquisitions, expected to close in the first quarter of 1997, will be financed through borrowings under the Senior Credit Facility.

Stock Dividend
- --------------

     On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. All share data (other than authorized share data) contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock dividend.

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

(d) 2.7        Asset Purchase Agreement, dated November 19, 1993, by and among
Hirsch Holdings of Cleveland, Inc. Evergreen Media Corporation of North Florida and Evergreen Media Corporation of Jacksonville (see table of contents for list of omitted exhibits and schedules).

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

(g)2.9A Agreement dated as of January 31, 1995 among Evergreen Media Corporation, Broadcasting Partners, Inc., the holders of the shares of capital stock of Broadcasting Partners, Inc. and Scott K. Ginsburg, holder of shares of capital stock of Evergreen Media Corporation.

(f)2.10 Plan and Agreement of Merger among Evergreen Media Partners Corporation, Evergreen Media Corporation and Broadcasting Partners, Inc., dated as of April 12, 1995.

(h)2.11 Agreement and Plan of Merger by and among Pyramid Communications, Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated as of July 14, 1995 (see table of contents for list of omitted exhibits and schedules).

(i)2.11A Amendment to Plan and Agreement of Merger by and among Pyramid Communications, Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated September 7, 1995.

(i)2.11B Amendment to Plan and Agreement of Merger by and among Pyramid Communications, Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated January 11, 1996.

(j)2.12 Purchase Agreement between Fairbanks Communications, Inc. and Evergreen Media Corporation dated October 12, 1995 (see table of contents for list of omitted exhibits and schedules).

(n)2.13 Option Agreement dated as of January 9, 1996 between Chancellor Broadcasting Company and Evergreen Media Corporation (including Form of Advertising Brokerage Agreement and Form of Asset Purchase Agreement).

(o)2.14 Asset Purchase Agreement dated April 4, 1996 between American Radio Systems Corporation and Evergreen Media Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

(o)2.15 Asset Purchase Agreement dated April 11, 1996 between Mercury Radio Communications, L.P. and Evergreen Media Corporation of Los Angeles, Evergreen Media/Pyramid Holdings Corporation, WHTT (AM) License Corp. and WHTT
(FM) License Corp (see table of contents for list of omitted exhibits and schedules).

(o)2.16 Asset Purchase Agreement dated April 19, 1996 between Crescent Communications L.P. and Evergreen Media Corporation of Los Angeles (see table of contents for list of omitted exhibits and schedules).

*2.17          Asset Purchase Agreement dated June 13, 1996 between Evergreen
Media Corporation of Los Angeles and Greater Washington Radio, Inc. (see table of contents for list of omitted exhibits and schedules).

*2.18          Asset Exchange Agreement dated June 13, 1996 among Evergreen
Media Corporation of Los Angeles, Evergreen Media Corporation of the Bay State, WKLB License Corp., Greater Media Radio, Inc. and Greater Washington Radio, Inc. (see table of contents for list of omitted exhibits and schedules).

*2.19          Purchase Agreement dated June 27, 1996 between WEDR, Inc., Seller and Evergreen Media Corporation of Los Angeles, Buyer. (See table of contents for list of omitted schedules)

*2.20          Time Brokerage Agreement dated July 10, 1996 by and between
Evergreen Media Corporation of Detroit, as Licensee, and Kidstar Interactive Media Incorporated, as Time Broker.

*2.21          Asset Purchase Agreement dated July 15, 1996 by and among Century
Chicago Broadcasting L.P., an Illinois limited partnership, ("Seller"), Century Broadcasting Corporation, a Delaware Corporation ("Century"), Evergreen Media Corporation of Los Angeles, a Delaware Corporation ("Parent"), and Evergreen Media Corporation of Chicago, a Delaware Corporation ("Buyer").

*2.22          Asset Purchase Agreement dated August 12, 1996 by and among
Chancellor Broadcasting Company, Shamrock Broadcasting, Inc. and Evergreen Media Corporation of the Great Lakes.

*2.23          Asset Purchase Agreement dated as of August 12, 1996 between
Secret Communications Limited Partnership and Evergreen Media Corporation of Los Angeles (WQRS-FM). (See table of contents for list of omitted exhibits and schedules)

*2.24          Asset Purchase Agreement dated as of August 12, 1996 between
Secret Communications Limited Partnership and Evergreen Media Corporation of Los Angeles. (See table of contents for list of omitted schedules)

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

(a) 4.2        Senior Secured Credit Facilities for Evergreen Media Corporation
of Los Angeles (the "Borrower") from Various Lending Institutions (the "Banks"), Some of Which are also Acting as Co-Agents (the "Co-Agents") with Toronto Dominion (Texas), Inc. (the "Agent"), as Agent for the Co-Agents and the Banks, dated as of November 6,1992, together with the form of Assignment of Partnership Interests attached thereto as Exhibit A, the form of Assignment of Rights by General Partner attached thereto as Exhibit B, the form of Borrowers Pledge
Agreement attached thereto as Exhibit C,         and the forms of other
collateral documents attached thereto as  Exhibits D through U.

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

(a) 4.3        Amended and Restated Note Purchase Agreement, dated November
1992, between Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

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

(o)4.8A First Amendment to Loan Agreement, dated May 8, 1996, between the Company, the Banks, the Co-Agents and the Agent.

(i)4.9 Amended and Restated Note Purchase Agreement dated as of January 17, 1996 among Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(a)10.1 Securities Purchase Agreement, dated November 6, 1992, among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., Evergreen Media Corporation, and Evergreen Media Corporation of Los Angeles.

(a)10.2 Stockholders Agreement, dated November 6, 1992, among Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners C.V., Evergreen Media Corporation, and Evergreen Media Corporation.

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

(a)10.6 Warrant Agreement, dated November 6, 1992, between The Sheet Metal Workers' National Pension Fund and Evergreen Media Corporation.

(a)10.7 Stock Purchase Agreement, dated May 15, 1989, entered into by an among Evergreen Media Corporation, Shearson Lehman Hutton Merchant Banking Portfolio Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership Japan L.P., Shearson Lehman Hutton Capital Partners II L.P., and Mid-America Capital Resources, Inc.

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

(a)10.8 Time Brokerage Agreement, dated October 16, 1992, between Evergreen Media Corporation of Washington, D.C. and WPNT, Inc.

(a)10.9 Time Brokerage Agreement, dated May 30, 1992, between Evergreen Media Corporation of Jacksonville and Metroplex Communications, Inc.

(a)10.10 Time Brokerage Agreement, dated October 9, 1992, between Evergreen Media Corporation of Dallas and Armadillo Broadcasting,L.P.

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

(k)10.21 Letter Agreement, dated October 19, 1993, between the Company and the Sheet Metal Workers' Union National Pension Fund.

(c)10.22 Non-Competition Agreement between Evergreen Media Corporation Illinois, Major Broadcasting of Chicago, Inc., and the other Covenantors named therein.

(f)10.23 Evergreen Media Corporation Stock Option Plan for Non-employee Directors (included as Annex E to the Joint Proxy Statement/Prospectus)

+(n)10.24      Employment Agreement dated November 28, 1995 by and between
Evergreen Media Corporation and Matthew E. Devine.

+(n)10.25      Employment Agreement dated November 28, 1995 by and between
Employment Agreement dated February 9, 1996 by and between Evergreen Media Corporation and Kenneth J. O'Keefe.

+(o)10.27      Employment Agreement, dated April 15, 1996 by and between
Evergreen Media Corporation and Scott K. Ginsburg, as amended.

+(o)10.28      1995 Stock Option Plan for executive officers and key employees of Evergreen Media Corporation.

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

(d) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 1993 (File No. 0-215-70).

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

(j) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ending September 30,1995.

(k) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-69752).

(l) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 33-85506).

(m) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31,1995.

(n) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.

(o) Incorporated by reference to the identically numbered exhibit to the company's report on Form 10-Q for quarterly period ending March 31,1996.

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

                                EVERGREEN MEDIA CORPORATION
                                ---------------------------
                                        (Registrant)


                                /s/ Matthew E. Devine
                                ---------------------------
                                    Matthew E. Devine
                                    Senior Vice President/
                                    Chief Financial Officer
Dated:    August 14, 1996