Form 10-Q
period 1996-09-30
EVERGREEN MEDIA CORP
filed 1996-11-14
CIK 894972

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          Commission File
September 30, 1996                                      Number 0-215-70

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

                                  (972) 869-9020
                                  --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,028,466 shares of Class A Common Stock and 3,116,066 shares of Class B Common Stock as of October 31, 1996.

                          EVERGREEN MEDIA CORPORATION
                                     INDEX

                                                                   Page No.
                                                                   --------
Part I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets (unaudited)................   2
            Consolidated Statements of Operations (unaudited)......   4
            Consolidated Statements of Cash Flows (unaudited)......   5
            Notes to Consolidated Financial Statements (unaudited).   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................  13

Part II.

Item 1.     Legal Proceedings......................................  18

Item 6.     Exhibits and Reports on Form 8-K.......................  19

                                     PART I

                         ITEM 1.  FINANCIAL STATEMENTS

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                      December 31,  September 30,
                                          1995          1996
                                      ------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                   3,430       $  4,508
 Accounts receivable, net                   45,413         73,220
 Prepaid expenses and other assets           2,146          4,590
                                          --------       --------
  Total current assets                      50,989         82,318

Property and equipment, net                 37,839         48,279

Intangible assets, net                     458,787        807,820

Other assets                                 4,732         40,738
                                          --------       --------

                                          $552,347       $979,155
                                          ========       ========

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                            (Dollars in thousands)

                                               December 31,   September 30,
                                                   1995            1996
                                               -------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $ 15,892        $ 23,090
  Current portion of long-term debt                   4,000          20,875
  Other current liabilities                             541             436
                                                   --------       ---------
  Total current liabilities                          20,433          44,401
                                                   --------       ---------

Long-term debt, excluding current portion           197,000         562,625
Deferred tax liability                               29,233          86,717
Other liabilities                                     1,104           1,055
                                                   --------       ---------
  Total liabilities                                 247,770         694,798
                                                   --------       ---------
Stockholders' equity:
  Convertible Preferred Stock.
  Authorized 6,000,000 shares;
  Issued and outstanding 1,610,000 shares
  in 1995 and 1,604,500 in 1996.                     80,500          80,225

  Class A common stock, $.01 par value.
  Authorized 75,000,000 shares; issued and
  outstanding 24,929,529 shares in 1995 and
  25,028,466 in 1996.                                   249             250

  Class B common stock, $.01 par value.
  Authorized 4,500,000 shares; issued and
  outstanding 3,116,066 shares in 1995 and
  1996.                                                  31              31

  Paid-in capital                                   317,295         318,256
  Accumulated deficit                               (93,498)       (114,405)
                                                   --------       ---------
Total stockholders' equity                          304,577         284,357
                                                   --------       ---------
                                                   $552,347       $ 979,155
                                                   ========       =========

See accompanying Notes to Consolidated Financial Statements.

                EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except for per share data)

                                             Three Months Ended          Nine Months Ended
                                         September 30, September 30, September 30, September 30,
                                              1995         1996          1995          1996
                                         ------------  ------------  ------------  ------------
Gross revenues                           $    54,525        90,296   $   131,863       234,910
Less agency commissions                        6,753        11,528        16,686        29,780
                                         ------------  ------------  ------------  ------------
  Net revenues                                47,772        78,768       115,177       205,130
Station operating expenses
  excluding depreciation
  and amortization                            28,209        46,131        69,855       126,444
Depreciation and
  amortization                                16,521        21,136        33,053        65,148
Corporate general and
  administrative expenses                      1,230         2,150         2,925         5,348
                                         ------------  ------------  ------------  ------------
  Operating expenses                          45,960        69,417       105,833       196,940
                                         ------------  ------------  ------------  ------------
  Operating income                             1,812         9,351         9,344         8,190
                                         ------------  ------------  ------------  ------------
Nonoperating expenses:
   Interest expense, net                       5,084        10,173        14,344        29,212
   Other expense, net                              -             -           189             -
                                         ------------  ------------  ------------  ------------
Nonoperating expenses, net                     5,084        10,173        14,533        29,212
                                         ------------  ------------  ------------  ------------
Loss before income taxes                      (3,272)         (822)       (5,189)      (21,022)

Income tax benefit                               921            29           376         3,734
                                         ------------  ------------  ------------  ------------
Net loss                                      (2,351)         (793)       (4,813)      (17,288)
Preferred stock dividends                     (1,208)       (1,204)       (3,623)       (3,619)
                                         ------------  ------------  ------------  ------------
Net loss attributable to
common stockholders                           (3,559)  $    (1,997)  $    (8,436)     $(20,907)
                                         ============  ============  ============  ============
Loss per common share                          (0.14)       $(0.07)       $(0.46)       $(0.74)
                                         ============  ============  ============  ============
Weighted average
common shares outstanding                 25,562,000    28,135,000    18,281,000    28,092,000
                                         ============  ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                                            Nine Months Ended
                                                        September 30,  September 30,
                                                            1995           1996
                                                        -------------  -------------
Cash flows from operating activities:
Net loss                                                $(  4,813)      $( 17,288)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation                                              4,038           4,675
  Amortization of goodwill, intangible
   assets and other assets                                 29,015          60,473
  Provision for doubtful accounts                             728           1,395
  Deferred income tax benefit                                (376)        ( 3,734)
Changes in certain assets and liabilities,
 net of effects of acquisitions:
  Accounts receivable                                      (5,078)       ( 14,983)
  Prepaid expenses and other current assets                  (144)        ( 1,637)
  Accounts payable and accrued expenses                     3,352           1,446
  Other assets                                               (167)          ( 514)
  Other liabilities                                           459           ( 339)
                                                        ---------       ---------
  Net cash provided by operating activities                27,014          29,494
                                                        ---------       ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                     (188,004)       (392,764)
  Escrow deposits on pending acquisitions                       -        ( 32,500)
  Proceeds from sale of assets                                  -          32,000
  Capital expenditures                                   (  2,153)        ( 4,602)
  Other                                                  (    921)        ( 5,777)
                                                        ---------       ---------
  Net cash used by investing activities                  (191,078)       (403,643)
                                                        ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                185,993         398,250
  Principal payments on long-term debt                   (150,182)        (15,750)
  Payments on other liabilities                          (    584)           (417)
  Proceeds from issuance of common stock                  132,765             687
  Dividend payments on preferred stock                   (  3,623)        ( 3,619)
  Payments for debt issuance costs                       (    114)        ( 3,924)
                                                        ---------       ---------
  Net cash provided by financing activities               164,255         375,227
                                                        ---------       ---------
Increase in cash and cash equivalents                         191           1,078
Cash and cash equivalents at beginning of period            1,216           3,430
                                                        ---------       ---------
Cash and cash equivalents at end of period              $   1,407       $   4,508
                                                        =========       =========

See accompanying Notes to Consolidated Financial Statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Evergreen Media Corporation (the "Company") and subsidiaries for the periods presented.

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

     On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. All share and per share data (other than authorized share data) contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock dividend.

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


2.   Acquisitions, Dispositions, and Financings
     ------------------------------------------

1995 Transactions
-----------------

     In May 1995, the Company acquired Broadcasting Partners, Inc. ("BPI"), a publicly traded radio broadcasting company with seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets (the "BPI Acquisition"). The BPI Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into BPI, with BPI surviving the merger as a wholly-owned subsidiary of the Company. The BPI Acquisition included the conversion of each outstanding share of BPI common stock into the right to receive $12.00 in cash and .69 shares of the Company's Class A Common Stock, resulting in total cash payments of $94.8 million and the issuance of 5,611,009 shares of the Company's Class A Common Stock valued at $12.50 per share. In addition, the Company retired existing BPI debt of $81.9 million and incurred various other direct acquisition costs. The total purchase price, including closing costs, allocated to net assets acquired was approximately $258.6 million.

     In July 1995, the Company completed a secondary public offering of 8,287,500 shares of its Class A Common Stock (the "1995 Offering). The Company issued 7,350,000 shares in the offering, while 937,500 shares were issued in connection with the exercise of certain warrants. Furthermore, 1,013,886 shares were issued in the offering in connection with the exercise of the remaining warrants outstanding pursuant to the underwriters' over-allotment option. The net proceeds to the Company in connection with the offering of approximately $132.7 million were used to reduce borrowings under the revolving credit portion of the Senior Credit Facility.


1996 Completed Transactions
----------------------------

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

     In May 1996, the Company amended its senior credit facility with a group of commercial banks (the "Senior Credit Facility"), which resulted in reducing the margin applied to the participating banks' prime rate or Eurodollar rate on borrowings under the Senior Credit Facility. The Company is actively engaged in negotiations with certain of the lenders party to the Senior Credit Facility regarding the establishment of a new, expanded credit facility (the "Financing Transaction") that would (i) replace the Senior Credit Facility, (ii) provide the Company with additional borrowing capacity and (iii) fund the financing requirements of the Pending Transactions as well as other potential acquisitions.

     On May 3, 1996, the Company acquired WKLB-FM in Boston from Fairbanks Communications, Inc. for $34 million in cash plus various other direct acquisition costs. The acquisition of WKLB-FM was financed through borrowings of $33 million under the Senior Credit Facility in addition to $1 million in escrow funds paid by the Company in October 1995 and funded from working capital. As discussed below, the Company has agreed with Greater Media Radio, Inc. ("Greater Media") to exchange WKLB-FM (now known as WROR-FM) for WGAY-FM in Washington, D.C.

     On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio Communications, L.P. for $19.5 million in cash, and on August 1, 1996 the Company sold WSJZ-FM in Buffalo to American Radio Systems Corporation for $12.5 million in cash. The $19.5 million in proceeds from the sale of WHTT-FM and WHTT-AM were applied toward the purchase price of KYLD-FM in San Francisco (discussed below), while the $12.5 million in proceeds from the sale of WSJZ-FM (held in escrow at September 30, 1996) were applied toward the purchase price of WEDR-FM in Miami (discussed below). The Company also entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending the completion of the sales. All of these Buffalo stations had been acquired as part of the Pyramid Acquisition. Accordingly, the assets of these stations were classified as assets held for sale in connection with the purchase price allocation of the Pyramid Acquisition, and no gain or loss was recognized by the Company upon consummation of the sales. WHTT-FM, WHTT-AM and WSJZ-FM combined net losses of approximately $123,000 have been excluded from the consolidated statement of operations for the nine months ended September 30, 1996. Interest costs during the holding period of approximately $1.2 million as of September 30, 1996 have been allocated to the purchase price of the stations.

     On August 14, 1996, the Company acquired KYLD-FM in San Francisco from Crescent Communications, L.P. for $44.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996. The acquisition of KYLD-FM was financed through the proceeds of $19.5 million from the sale of WHTT-FM and WHTT-AM in Buffalo (discussed above), as well as through borrowings of $24.5 million under the Senior Credit Facility (of which $5 million was borrowed by the Company and paid as escrow funds in April 1996).

     On October 17, 1996, the Company completed a secondary public offering of 9,000,000 shares of its Class A Common Stock (the "1996 Offering"). The net proceeds of approximately $256.0 million were used to reduce borrowings under the New Revolving Loan portion of the Senior Credit Facility.

     On October 18, 1996, the Company acquired WEDR-FM in Miami from an affiliate of The Rivers Group for $65 million in cash plus various other direct acquisition costs. The acquisition of WEDR-FM was financed through proceeds of $12.5 million from the sale of WSJZ-FM in Buffalo (discussed above), as well as through borrowings of $52.5 million under the Senior Credit Facility (of which $3 million was borrowed by the Company and paid as escrow funds in June 1996 and is held in escrow at September 30, 1996).


Pending Transactions
-------------------------

     On June 13, 1996, the Company entered an asset exchange agreement with Greater Media under which the Company will exchange WKLB-FM in Boston for WGAY-FM in Washington, D.C. After also initially agreeing to purchase from Greater Media WWRC-AM in Washington, D.C. for $22.5 million in cash, the Company has subsequently agreed with Greater Media to exchange WQRS-FM in Detroit (which, as discussed below, the Company has agreed to acquire from Secret Communications, L.P. ("Secret") for $32.0 million in cash) for WWRC-AM and $9.5 million in cash. The Company has been operating WGAY-FM and WWRC-AM under time brokerage agreements with Greater Media, and Greater Media has been operating WKLB-FM under a time brokerage agreement with the Company, in each case since June 17, 1996. The acquisition of WWRC-AM, expected to close in the first quarter of 1997, will be financed through borrowings of $22.5 million under the Senior Credit Facility. The Company expects that the exchange of WKLB-FM for WGAY-FM will be completed in the fourth quarter of 1996 and that the exchange of WQRS-FM for WWRC-AM will be completed in the first quarter of 1997. The Company retains the right to acquire WWRC-AM from Greater Media under the original contract irrespective of whether the acquisition of WQRS-FM from Secret is consummated.

     On July 15, 1996, the Company entered into an agreement with Century Chicago Broadcasting, L.P. to acquire WPNT-FM in Chicago for $73.8 million in cash. Consummation of the acquisition of WPNT-FM would result in the Company's ownership of six FM radio stations in the Chicago market, or one station in excess of the maximum number of FM stations under common ownership in a market of Chicago's size established by the recent passage of the Telecommunications Act of 1996 (the "1996 Act). Accordingly, under the terms of the contract to purchase WPNT-FM, the Company has agreed to dispose of one FM station in Chicago on or prior to March 15, 1997. On September 27, 1996, the Company filed an application with the FCC to transfer one of the Chicago FM stations currently owned by the Company - WEJM-FM - to a trust through which the Company would retain the economic interest in WEJM-FM, but no control, pending the sale of the station by the trust. The Company reserves the right to sell WEJM-FM or any of its other Chicago FM stations to an unrelated third party prior to (and instead of) transferring WEJM-FM to the trust. The acquisition of WPNT-FM, expected to close in the first quarter of 1997, will be financed through borrowings of $73.3 million under the Senior Credit Facility (of which $5.0 million was borrowed by the Company and is held in escrow at September 30, 1996) and $500,000 funded from working capital and held in escrow at September 30, 1996.

     On August 12, 1996, the Company entered into an agreement with Secret to acquire WMXD-FM and WJLB-FM in Detroit for $168.0 million in cash and WFLN-FM in Philadelphia for $37.8 million. The Company also entered into an agreement to operate WMXD-FM and WJLB-FM under time brokerage agreements effective September 1, 1996. The Company entered into a separate agreement with Chancellor Broadcasting Company ("Chancellor") on August 12, 1996 to acquire WWWW-FM and WDFN-AM in Detroit for $30.0 million in cash. Prior to entering into this agreement, the Company had provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and, has subsequently operated the stations under a time brokerage agreement since April 1, 1996. The purchase agreement replaced a put and call arrangement regarding the stations that had been in place between the Company and Chancellor since January 9, 1996. The Company also entered into a separate agreement with Secret on August 12, 1996 to acquire WQRS-FM in Detroit for $32 million in cash. As discussed above, the Company will swap WQRS-FM at closing to Greater Media for WWRC-AM in Washington and $9.5 million in cash. In connection with its review under the HSR Act, on October 30, 1996, the Department of Justice ("DOJ") requested additional information concerning the Secret and Chancellor Transactions. The Company is in the process of providing that information at this time. The Company believes that the Secret and Chancellor Transactions do not violate applicable antitrust laws. The Company anticipates closing both transactions during the first quarter of 1997, although there can be no assurance that this will be the case. These transactions will be financed through borrowings of $234.3 million under the Senior Credit Facility and $1.5 million funded from working capital and held in escrow at September 30, 1996.

     On September 4, 1996, the Company entered into a binding letter of intent with EZ Communications, Inc. ("EZ") to swap five of the Company's six stations in the Charlotte market (WPEG-FM, WBAV-AM, WBAV-FM, WRFX-FM and WFNZ-AM), which were acquired as part of the Pyramid Acquisition and the BPI Acquisition, for WIOQ-FM and WUSL-FM in Philadelphia. As part of this transaction, the Company has also agreed to sell to EZ its sixth radio station in Charlotte, WNKS-FM, for $10.0 million in cash (the exchange and the sale being referred to herein as the "Philadelphia/Charlotte Transaction"). The consummation of the sale of WNKS-FM is contingent on consummation of the exchange of the Company's five other Charlotte stations for EZ's two Philadelphia stations, but consummation of the exchange is not contingent on consummation of the sale. The consummation of the Philadelphia/Charlotte Transaction would result in EZ's ownership of stations in excess of the maximum number of stations under common ownership in a market of Charlotte's size established by the 1996 Act. Accordingly, EZ has agreed with a third party to dispose of certain of its Charlotte FM stations in order to consummate the exchange with the Company. The Philadelphia/Charlotte Transaction is expected to be completed in the first quarter of 1997.

     On September 19, 1996, the Company entered into an agreement with The Brown Organization to acquire KKSF-FM, KDFC-FM and KDFC-AM in San Francisco for $115.0 million in cash (the "San Francisco Transaction"). The Company also entered into an agreement on September 19, 1996 to operate the stations under a time brokerage agreement effective November 1, 1996. KDFC-AM is currently operated by a third party under a time brokerage agreement, and the Company expects this arrangement to continue after consummation of the San Francisco Transaction. The San Francisco Transaction, expected to be completed in the first quarter of 1997, will be financed through borrowings of $115.0 million under the Senior Credit Facility (of which $10.0 million was borrowed by the Company and is held in escrow at September 30, 1996).

     On September 19, 1996, the Company entered into an agreement with Beasley FM Acquisition Corp. and certain of its affiliates to acquire WDAS-FM and WDAS-AM in Philadelphia for $103.0 million in cash (the "WDAS-FM/AM Transaction"). In connection with the WDAS-FM/AM Transaction, the Company issued a $5.0 million letter of credit for the benefit of the seller. Consummation of the WDAS-FM/AM Transaction, the Philadelphia/Charlotte Transaction and the acquisition of WFLN-FM from Secret would result in the Company's ownership of six FM radio stations in the Philadelphia market, or one station in excess of the maximum number of FM stations under common ownership in a market of Philadelphia's size established by the 1996 Act. Accordingly, in order to comply with the FCC's multiple ownership rules, the Company filed on October 10, 1996 an application with the FCC to transfer one of the Philadelphia FM stations to be acquired (WFLN-FM) to a trust through which the Company would retain the economic interest in the station, but no control, pending sale of the station by the trust. The Company reserves the right to sell WFLN-FM or any of its other Philadelphia FM stations to an unrelated third party prior to (and instead of) transferring WFLN-FM to the trust. The contract relating to the WDAS-FM/AM Transaction requires that the disposition or transfer of one of the Company's Philadelphia FM stations occur by May 1, 1997. The WDAS-FM/AM Transaction, expected to be completed in the first quarter of 1997, will be financed through borrowings of $103.0 million under the Senior Credit Facility.

     Consummation of each Pending Transaction is subject to various conditions, including approval from the FCC and review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Company believes that FCC approval of the 1996 Pending Transactions will be forthcoming in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $32.5 million paid by the Company in connection with the Pending Transactions have been classified as other assets in the accompanying balance sheet.


Summary of Net Assets Acquired
------------------------------

     The BPI Acquisition, the Pyramid Acquisition and the acquisitions of WKLB-FM in Boston and KYLD-FM in San Francisco discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

A summary of the net assets acquired follows:

                                    Year Ended    Nine Months Ended
                                   December 31,     September 30,
                                       1995              1996
                                   -------------  ------------------
     Working capital, including
      cash of $492 in 1995 and
      $1,011 in 1996                   $ 12,012        $  11,218
     Assets held for sale                     -           32,000
     Property and equipment              11,684           10,513
     Intangible assets                  264,650          401,830
     Deferred tax liability             (29,712)        ( 61,218)
                                       --------        ---------

                                       $258,634        $ 394,343
                                       ========        =========

The consolidated condensed results of operations data for the nine months ended September 30, 1995 and 1996, as if the BPI Acquisition, the 1995 Offering, the Pyramid Acquisition and the KYLD-FM Acquisition, had occurred at January 1, 1995, follows:

                                   Nine Months Ended
                             September 30,     September 30,
                                  1995              1996
                             -------------     -------------
Net revenues                    $ 181,046        $ 199,555
Operating income (loss)         (   3,571)           6,504
Net loss                        (  14,223)       (   4,895)
Net loss per common share       $(   0.64)       $(   0.30)

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

GENERAL
--------

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


COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     Results of operations for the three and nine months ended September 30, 1996 are not comparable to results of operations for the same periods in 1995 due to the impact of the various station acquisitions and dispositions, time brokerage agreements and financings discussed in Note 2 of the unaudited condensed financial statements included elsewhere in this Form 10-Q. Furthermore, the results of operations for the remainder of 1996 will be affected by the aforementioned transactions.

     Net revenues for the nine months ended September 30, 1996 increased 78.1% to $205.1 million compared to $115.2 million for the nine months ended September 1995. Net revenues for the three months ended September 30, 1996 increased 64.9% to $78.8 million compared to $47.8 million for the third quarter of 1995.

     Station operating expenses excluding depreciation and amortization for the nine months ended September 30, 1996 increased 81.0% to $126.4 million compared to $69.9 million for the nine months ended September 30, 1995. Station operating expenses excluding depreciation and amortization for the three months ended September 30, 1996 increased 63.5% to $46.1 million compared to $28.2 million for the third quarter of 1995.

     Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the nine months ended September 30, 1996 increased 73.6% to $78.7 million compared to $45.3 million for the nine months ended September 30, 1995. Broadcast cash flow for the three months ended September 30, 1996 increased 66.8% to $32.6 million compared to $19.6 million for the third quarter of 1995.

     The increase in net revenues, station operating expenses, and broadcast cash flow for the three and nine months ended September 30, 1996 was primarily attributable to the impact of the various station acquisitions, dispositions and time brokerage agreements discussed above, in addition to the overall net operational improvements realized by the Company's radio stations.

     Depreciation and amortization for the nine months ended September 30, 1996 increased 97.1% to $65.1 million compared to $33.1 million for the same period in 1995. Depreciation and amortization for the three months ended September 30, 1996 increased 27.9% to $21.1 million compared to $16.5 million for the third quarter of 1995. The increase represents additional depreciation and amortization expenses due to the impact of recent acquisitions, offset by decreases due to certain intangibles which became fully amortized in 1995 and 1996.

     Corporate general and administrative expenses for the nine months ended September 30, 1996 increased 82.8% to $5.3 million compared to $2.9 million for the same period in 1995. Corporate general and administrative expenses for the three months ended September 30, 1996 increased 74.8% to $2.2 million compared to $1.2 million for the third quarter of 1995. The increase is due to the growth of the Company primarily related to recent acquisitions.

     As a result of the above factors, the Company realized $8.2 million of operating income for the nine months ended September 30, 1996 compared to $9.3 million for the third quarter of 1995. The Company realized $9.4 million of operating income for the three months ended September 30, 1996 compared to $1.8 million for the third quarter of 1995.

     Interest expense for the nine months ended September 30, 1996 increased 103.6% to $29.2 million compared to $14.3 million for the same period in 1995. Interest expense for the three months ended September 30, 1995 increased 100.2% to $10.2 million compared to $5.1 million for the third quarter of 1995. The net increase in interest expense was primarily due to additional bank borrowings required to finance the acquisitions of BPI, Pyramid, WKLB-FM and KYLD-FM offset by repayment of borrowings from the net proceed of the 1995 Offering and an overall decrease in the Company's borrowing rates.

     The income tax benefit for the nine and three months ended September 30, 1996 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

     The net loss attributable to common stockholders for the nine months ended September 30, 1996 was $20.9 million compared to a $8.4 million net loss for the same period in 1995. The increase in net loss attributable to common stockholders for the nine months ended September 30, 1996 was primarily due to the increase in depreciation and amortization expense and interest expense related to recent acquisitions. The net loss attributable to common stockholders for the three months ended September 30, 1996 was $2.0 million compared to a $3.6 million net loss for the third quarter of 1995.

     The loss per common share for the nine months ended September 30, 1996 was $(0.74) compared to a $(0.46) loss per common share for the same period in 1995. The loss per common share for the three months ended September 30, 1996 was $(0.07) compared to a $(0.14) loss per common share for the third quarter of 1995. The increase in the net loss per common share for the nine months ended September 30, 1996 is a result of the above mentioned factors.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Overview
  --------

     The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements, debt service requirements and preferred stock dividends, and the Company anticipates that this will continue to be the case.

     On October 17, 1996, the Company completed a secondary public offering of 9,000,000 shares of its Class A Common Stock ("1996 Offering") at a public offering price of $30.625 per share. The net proceeds of approximately $256.0 million were used to reduce borrowings under the New Revolving Loan portion of the Senior Credit Facility.

     The total cash financing required to consummate the Pending Transactions (as discussed in Note 2 to the unaudited condensed financial statements included in this Form 10-Q) is expected to be $550.0 million. Of this amount, approximately $17.0 million has already been advanced by the Company to various sellers in the form of escrow deposits or other upfront payments. In addition, the Company expects to receive $10.0 million in cash from the sale of WNKS-FM to EZ. Accordingly, the Company will require $523.0 million in additional financing to consummate the 1996 Pending Transactions, of which at October 31, 1996 approximately $267.0 million would have been available to the Company under the Company's $625.0 million Senior Credit Facility, after giving effect to the application of the net proceeds of the 1996 Offering on October 17, 1996 to repay borrowings thereunder and the reduction of available borrowings resulting from the issuance of a $5.0 million letter of credit in connection with the WDAS-FM/AM Transaction.

     The Company is actively engaged in negotiations with certain of the lenders party to the Senior Credit Facility regarding the establishment of a new, expanded credit facility (the "Financing Transaction") that would (i) replace the Senior Credit Facility, (ii) provide the Company with additional borrowing capacity and (iii) fund the financing requirements of the Pending Transactions as well as other potential acquisitions. In the event that the Financing Transaction is not consummated, the Company will need to consider sales of assets or pursue other sources of debt or equity capital in order to consummate the Pending Transactions, and the Company may pursue these possible sources in any event. There can be no assurance that the Company will be successful in establishing an expanded credit facility, or that alternative sources of funding will be available on acceptable terms.


  The Senior Credit Facility
  --------------------------

     In connection with the Pyramid Acquisition, the Company amended and restated the Senior Credit Facility. Under the amended agreement, dated January 17, 1996, the $150.0 million Term Loan and the $ 200.0 million Revolving Loan remained in place, and the Company also established an additional revolving facility of up to $275.0 million (the "New Revolving Loan"). At September 30, 1996, the Company had drawn $150.0 million of the Term Loan, $199.0 million of the Revolving Loan, and $223.5 million of the New Revolving Loan. The Company's ability to make additional borrowings under the New Revolving Loan is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged to secure performance of the Company's obligations under the Senior Credit Facility.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described in the following paragraph, the interest rate on the $150.0 million outstanding under the Term Loan at September 30, 1996 was 7.25% on a blended basis, based on Eurodollar rates, and the interest rates on $185.0 million and $14.0 million of advances outstanding under the Revolving Loan were 7.26% and 8.875% at September 30, 1996, based on the Eurodollar and prime rates, respectively. The interest rate on the $223.5 million outstanding under the New Revolving Loan at September 30, 1996 was 7.23% on a blended basis, based on Eurodollar rates.

     As required by the terms of the Senior Credit Facility, the Company has entered into interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. These swap agreements have the effect of reducing the impact of changes in interest rates on the Company's floating rate debt under the Senior Credit Facility. At September 30, 1996, interest rate swap agreements covering a notional balance of $325.0 million were outstanding. These outstanding swap agreements mature during 1996 and 1997 and require the Company to pay a fixed rate of 4.96% - 6.38% while the counterparty pays a floating rate based on the six-month London Interbank Borrowing Offered Rate ("LIBOR") plus an incremental rate. In addition to these swap agreements, and in connection with the BPI Acquisition, the Company assumed interest rate cap agreements covering a notional balance of $35.0 million. These outstanding interest rate cap agreements provide fixed rates ranging from 6.0% to 8.0% and mature during 1996 and 1997. During the nine months ended September 30, 1995 and 1996, the Company recognized charges

(income) under its interest rate swap and cap agreements of ($272,000) and $21,461, respectively. Because the interest rate swap and cap agreements are with banks that are lenders under the Senior Credit Facility, the Company is not exposed to credit loss.

     The Term Loan is payable in quarterly installments beginning March 31, 1997 and ending June 30, 2002, while availability under the Revolving Loan reduces quarterly commencing March 31, 1997 and ending June 30, 2002. Availability under the New Revolving Loan reduces quarterly beginning March 31, 1998 and ending December 31, 2002.

     In May 1996, the Company amended the Senior Credit Facility which resulted in reducing the margin applied to the participating banks' prime rate or Eurodollar rate on borrowings under the Senior Credit Facility.


  Senior Notes
  ------------

     The Company's Senior Notes due 1999 (the "Senior Notes") were originally issued by the Company in 1989. The Senior Notes bear interest at a fixed rate of 11.6% per annum. Amortization of the Senior Notes began August 1, 1994 and is payable in equal quarterly installments of $1.0 million through May 1, 1999. The Senior Notes are equally and ratably secured by the same collateral package securing the Senior Credit Facility, and the Senior Notes and the Senior Credit Facility rank equal in right of payment with each other. At September 30, 1996, $11.0 million in principal amount of the Senior Notes was outstanding.

  Forward Looking Statements
  --------------------------

     When used in the preceding and following discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industrywide market factors and regulatory developments affecting the Company's operations and the acquisitions and dispositions of broadcast properties described elsewhere herein.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS
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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
   No.      Description of Exhibit
-------     ----------------------

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

(o) 2.14 Asset Purchase Agreement dated April 4, 1996 between American Radio Systems Corporation and Evergreen Media Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

(o) 2.15 Asset Purchase Agreement dated April 11, 1996 between Mercury Radio Communications, L.P. and Evergreen Media Corporation of Los Angeles, Evergreen Media/Pyramid Holdings Corporation, WHTT (AM) License Corp. and WHTT (FM) License Corp (see table of contents for list of omitted exhibits and schedules).

(o) 2.16 Asset Purchase Agreement dated April 19, 1996 between Crescent Communications L.P. and Evergreen Media Corporation of Los Angeles (see table of contents for list of omitted exhibits and schedules).

(p) 2.17 Asset Purchase Agreement dated June 13, 1996 between Evergreen Media Corporation of Los Angeles and Greater Washington Radio, Inc. (see table of contents for list of omitted exhibits and schedules).

(p) 2.18 Asset Exchange Agreement dated June 13, 1996 among Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of the Bay State, WKLB License Corp., Greater Media Radio, Inc. and Greater Washington Radio, Inc. (see table of contents for list of omitted exhibits and schedules).


(p) 2.19 Purchase Agreement dated June 27, 1996 between WEDR, Inc., Seller and Evergreen Media Corporation of Los Angeles, Buyer. (See table of contents for list of omitted schedules)

(p) 2.20 Time Brokerage Agreement dated July 10, 1996 by and between Evergreen Media Corporation of Detroit, as Licensee, and Kidstar Interactive Media Incorporated, as Time Broker.

(p) 2.21 Asset Purchase Agreement dated July 15, 1996 by and among Century Chicago Broadcasting L.P., an Illinois limited partnership, ("Seller"), Century Broadcasting Corporation, a Delaware Corporation ("Century"), Evergreen Media Corporation of Los Angeles, a Delaware Corporation ("Parent"), and Evergreen Media Corporation of Chicago, a Delaware Corporation ("Buyer").

(p) 2.22 Asset Purchase Agreement dated August 12, 1996 by and among Chancellor Broadcasting Company, Shamrock Broadcasting, Inc. and Evergreen Media Corporation of the Great Lakes.

(p) 2.23 Asset Purchase Agreement dated as of August 12, 1996 between Secret Communications Limited Partnership and Evergreen Media Corporation of Los Angeles (WQRS-FM). (See table of contents for list of omitted exhibits and schedules)

(p) 2.24 Asset Purchase Agreement dated as of August 12, 1996 between Secret Communications Limited Partnership and Evergreen Media Corporation of Los Angeles. (See table of contents for list of omitted schedules)

(q) 2.25 Letter of intent dated August 27, 1996 between EZ Communications, Inc. and Evergreen Media Corporation.

(q) 2.26 Asset Purchase Agreement dated September 19, 1996 between Beasley-FM Acquisition Corp., WDAS License Limited Partnership and Evergreen Media Corporation of Los Angeles.

(q) 2.27 Asset Purchase Agreement dated September 19, 1996 between The Brown Organization and Evergreen Media Corporation of Los Angeles.

(a) 3.1A Restated Certificate of Incorporation of Evergreen Media Corporation, dated November 6, 1992.

(k) 3.1B Certificate of Amendment of Restated Certificate of Incorporation of Evergreen Media Corporation.

(a) 3.2   Restated Bylaws of Evergreen Media Corporation.

(a) 3.3 Certificate of Designation, Preferences, and Relative Rights Qualifications, Limitations and Restrictions of the Series A Preferred Stock of Evergreen Media Corporation.

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

(a) 3.5 Certificate of Designation relating to the Company's Series 2 13 3/4% Junior Exchangeable Preferred Stock.

(k) 3.6 Certificate of Designation relating to the Company's Convertible Exchangeable Preferred Stock.

(a) 4.1   Specimen Class A Common Stock certificate.

(k) 4.1A  Specimen Convertible Preferred Stock certificate.

(k) 4.1B Form of Indenture between the Company and the Bank of New York,as Trustee, relating to the Company's Exchange Debentures that may be issued in exchange for shares of the Convertible Preferred Stock.

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

(o) 4.8A First Amendment to Loan Agreement, dated May 8, 1996, between the Company, the Banks, the Co-Agents and the Agent.

(i) 4.9 Amended and Restated Note Purchase Agreement dated as of January 17, 1996 among Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(a) 10.1 Securities Purchase Agreement, dated November 6, 1992, among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., Evergreen Media Corporation, and Evergreen Media Corporation of Los Angeles.

(a) 10.2 Stockholders Agreement, dated November 6, 1992, among Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners C.V., Evergreen Media Corporation, and Evergreen Media Corporation.

(b) 10.2A Amendment No. 1 to DLJ Stockholders Agreement dated as of May 10, 1993 among the Company, DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V. and Scott K. Ginsburg.

(a) 10.3 Registration Rights Agreement, dated as of November 6, 1992 among DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ Offshore Partners, C.V., and Evergreen Media Corporation.

(a) 10.4 Warrant Certificate, dated November 6, 1992, certifying that DLJ Merchant Banking Partners, L.P., or its assigns is entitled to purchase shares of Class A Common Stock, par value $0.01 per share, of the Company.

(a) 10.5 Partnership Interest Purchase Agreement, dated November 6, 1992, between The Sheet Metal Workers' National Pension Fund and Evergreen Media Corporation.

(a) 10.6 Warrant Agreement, dated November 6, 1992, between The Sheet Metal Workers' National Pension Fund and Evergreen Media Corporation.

(a) 10.7 Stock Purchase Agreement, dated May 15, 1989, entered into by and among Evergreen Media Corporation, Shearson Lehman Hutton Merchant Banking Portfolio Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership Japan L.P., Shearson Lehman Hutton Capital Partners II L.P., and Mid-America Capital Resources, Inc.

(b) 10.7A Master Agreement, dated as of May 10, 1993, made and entered into among Scott K. Ginsburg, Lehman Brothers Merchant Banking Portfolio Partnership, L.P., Lehman Brothers Offshore Investment Partnership, L.P., Lehman Brothers Offshore Investment Partnership Japan L.P. and Shearson Lehman Capital Partners II L.P., Mid-America Capital Resources, Inc., DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Merchant Banking Funding, Inc. DLJ Offshore Partners, C.V., with Exhibits thereto.

(b) 10.7C Amendment No. 1 to 1989 Stock Purchase Agreement dated as of May 17, 1993 by and among the Company, Lehman Brothers Merchant Banking

            Portfolio Partnership, L.P., Lehman Brothers Offshore Investment Partnership, L.P., Lehman Brothers Offshore Investment Partnership Japan, L.P., Shearson Lehman Brothers Capital Partners, II, L.P., Mid America Capital Resources, Inc., and Scott K. Ginsburg.

(a) 10.8 Time Brokerage Agreement, dated October 16, 1992, between Evergreen Media Corporation of Washington, D.C. and WPNT, Inc.

(a) 10.9 Time Brokerage Agreement, dated May 30, 1992, between Evergreen Media Corporation of Jacksonville and Metroplex Communications, Inc.

(a) 10.10   Time Brokerage Agreement, dated October 9, 1992, between Evergreen
            Media Corporation of Dallas and Armadillo Broadcasting,L.P.

+(a) 10.11  1992 Key Employee Stock Option Plan, dated August 5, 1992.

+(a) 10.12  1993 Key Employee Stock Option Plan, dated March 15, 1993.

+(a) 10.13  Employment Agreement, dated May 1, 1989, by and between Evergreen
            Media Corporation and Scott K. Ginsburg, as amended.

+(a) 10.14  Employment Agreement, dated March 1, 1993, by and between
            Evergreen Media Corporation of Los Angeles and James de Castro.

+(a) 10.15  Option Agreement, dated March 1, 1993, by and between Evergreen
            Media Corporation and James de Castro.

+(a) 10.16  Employment Agreement, dated March 23, 1993, by and between
            Evergreen Media Corporation of Los Angeles and Matthew E. Devine.

+(a) 10.17  Option Agreement, dated March 1, 1993, between Evergreen Media
            Corporation and Matthew E. Devine.

(a) 10.18   Equipment Lease, dated July 1, 1986, between Statewide Broadcasting of Dallas, Inc. and Midway Equipment Leasing, Inc.

(a) 10.19   Equipment Lease, dated July 1, 1986, between Statewide Broadcasting of Duval County, Inc. and Midway Equipment Leasing, Inc.

(b) 10.20   Local Programming and Marketing Agreement by and between Major
            Broadcasting of Chicago, Inc. and Evergreen Media Corporation of
            Illinois dated as of June 30, 1993 (see table of contents for list of omitted exhibits and schedules).

(k) 10.21   Letter Agreement, dated October 19, 1993, between the Company and the Sheet Metal Workers' Union National Pension Fund.

(c) 10.22   Non-Competition Agreement between Evergreen Media Corporation
            Illinois, Major Broadcasting of Chicago, Inc., and the other
            Covenantors named therein.

(f) 10.23   Evergreen Media Corporation Stock Option Plan for Non-employee
            Directors (included as Annex E to the Joint Proxy
            Statement/Prospectus)

+(n) 10.24  Employment Agreement dated November 28, 1995 by and between
            Evergreen Media Corporation and Matthew E. Devine.

+(n) 10.25  Employment Agreement dated November 28, 1995 by and between
            Evergreen Media Corporation and James de Castro.

+(n) 10.26  Employment Agreement dated February 9, 1996 by and between
            Evergreen Media Corporation and Kenneth J. O'Keefe.

+(o) 10.27  Employment Agreement, dated April 15, 1996 by and between
            Evergreen Media Corporation and Scott K. Ginsburg, as amended.

+(o) 10.28  1995 Stock Option Plan for executive officers and key employees of Evergreen Media Corporation.

*27         Financial Data Schedule

---------------------
*Filed herewith.
+Management contract or compensatory arrangement.

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

(o) Incorporated by reference to the identically numbered exhibit to the Company's report on Form 10-Q for the quarterly period ending March 31,1996.

(p) Incorporated by reference to the identically numbered exhibit to the Company's report on Form 10-Q for the quarterly period ended June 30, 1996.

(q) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 333-12453).

     (b)  Reports on Form 8-K

          A report on Form 8-K dated August 23, 1996, was filed by the Company with the Securities and Exchange Commission on August 23, 1996. It reported under Item 5 that on June 27, 1996, the Company entered into an agreement to purchase from WEDR, Inc. the assets used in the operation of WEDR-FM, 99.1 MHz, Miami, Florida, for a purchase price of $65 million. The Report on Form 8-K also included (i) Independent Auditors' Report, (ii) Balance Sheet of WEDR, Inc. at December 31, 1995 and at June 30, 1996 (unaudited), (iii) Statements of Earnings and Retained Earnings of WEDR, Inc. for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996, (iv) Statements of Cash Flows for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996, and (v) Notes to Financial Statements.

          A report on Form 8-K dated September 3, 1996, was filed by the Company with the Securities and Exchange Commission on September 3, 1996 and was amended on Form 8-K/A dated September 3, 1996 and filed with the Securities and Exchange Commission on September 20, 1996. The report, as amended, reported the following under Item 5: (i) on August 8, 1996 the Company declared a three-for-two split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996 and (ii) on May 15, 1996, the shareholders of the Company amended its Certificate of Incorporation to increase the authorized shares of the Company from 31,000,000 to 75,000,000. The Report on Form 8-K also provided the following information: (i) the Company's Consolidated Financial Statements as of

          December 31, 1995 and (ii) the Company's Consolidated Financial Statements as of March 31, 1996 and for the three month period ended March 31, 1995 and 1996.

          A report on Form 8-K dated September 20, 1996 was filed with the Securities and Exchange Commission on September 20, 1996. It reported the following under Item 5: (i) On July 15, 1996, the Company entered into an agreement to purchase from Century Chicago Broadcasting L.P. the assets used in the operation of WPNT-FM, 100.3 MHz, Chicago, Illinois, for a purchase price of $73.75 million. The Company also provided financial information in regard to Century Chicago Broadcasting, L.P. including (a) Report of Independent Accountants;
          (b) Balance Sheets at December 31, 1995 and June 30, 1996 (unaudited);
          (C) Statements of Operations and Partners' Deficit for the year ended December 31, 1995 and for the six months ended June 30, 1995 and 1996 (unaudited); (d) Statements of Cash Flows for the year ended December 31, 1995 and for the six months ended June 30, 1995 and 1996 (unaudited) and (e) Notes to Financial Statements. (ii) On August 12, 1996, the Company entered into an agreement to purchase from Secret Communications L.P. the assets used in the operation of WJLB-FM, 97.9 MHz and WMXD-FM, 92.3 MHz, Detroit, Michigan, for a purchase price of $168.0 million. The Company also provided financial information in regard to WJLB/WMXD, Detroit including (a) Independent Auditors' Report; (b) Combined Balance Sheets at June 30, 1995 and at June 30, 1996; (c) Combined Statements of Operations for the year ended June 30, 1996 and the eleven months ended June 30, 1995; (d) Combined Statements of Cash Flows for the year ended June 30, 1996 and the eleven months ended June 30, 1995 and (e) Notes to Financial Statements. (iii) On August 14, 1996, the Company acquired the assets used in the operation of KYLD-FM, 107.7 MHz, San Francisco, California, from Crescent Communications, L.P. for a purchase price of $44 million. The Company also provided financial information in regard to KYLD-FM (A Division of Crescent Communications, L.P.) (a) Independent Auditors' Report; (b) Balance Sheet at December 31, 1995 and at June 30, 1996 (unaudited); (c) Statements of Operations and Partners' Deficiency for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996 (unaudited); (d) Statements of Cash Flows for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996 (unaudited). (iv) On June 13, 1996, the Company entered an asset exchange agreement with Greater Media under which the Company will exchange WKLB-FM for WGAY-FM. After also initially agreeing to purchase from Greater Media WWRC-AM in Washington, D.C. for $22.5 million in cash, the Company has subsequently agreed with Greater Media to exchange WQRS-FM in Detroit (which, as discussed below, the Company has agreed to acquire from Secret Communications, L.P. for $32.0 million in cash) for WWRC-AM and $9.5 million in cash. (v) On June 27, 1996, the Company entered into an agreement with an affiliate of The Rivers Group to acquire WEDR-FM in Miami for $65.0 million in cash (including $3.0 million paid by the Company in escrow). (vi) On July 15, 1996, the Company entered into an agreement with Century Chicago Broadcasting, L.P. to acquire WPNT-FM in Chicago for $73.8 million in cash (including $5.0 million already paid by the Company for an option to purchase the station and $0.5 million paid by the Company in escrow). (vii) On August 12, 1996, the Company entered into an agreement with Secret Communications, L.P. ("Secret") to acquire WMXD-FM and WJLB-FM in Detroit for $168.0 million in cash and WFLN-FM in Philadelphia for $37.8 million in cash.
          (viii) On August 12, 1996, the Company entered into an agreement with Chancellor Broadcasting Company ("Chancellor") to acquire WWWW-FM and WDFN-AM in Detroit for $30.0 million in cash (including $1.5 million paid in escrow by the Company). (ix) On September 4, 1996, the Company entered into a binding letter of intent with EZ Communications, Inc. ("EZ") to swap five of the Company's six stations in the Charlotte market (WPEG-FM, WBAV-AM, WBAV-FM, WRFX-FM and WFNZ-AM), which were acquired as part of the Pyramid Acquisition and the BPI Acquisition, for WIOQ-FM and WUSL-FM in Philadelphia. As part of this transaction, the Company has also agreed to sell to EZ its sixth radio station in Charlotte, WNKS-FM, for $10.0 million in cash (the exchange and the sale being referred to herein as the "Philadelphia/Charlotte Transaction"). (x) On September 19, 1996, the Company entered into an agreement with The Brown Organization to acquire KKSF-FM, KDFC-FM and KDFC-AM in San Francisco for $115.0 million in cash (including $10.0 million paid by the Company in escrow) (the "San Francisco Transaction"). (xi) On September 19, 1996, the Company entered into an agreement with Beasley FM Acquisition Corp. and certain of its affiliates to acquire WDAS-FM and WDAS-AM in Philadelphia for $103.0 million in cash (the "WDAS-AM/FM Transaction"). (xii) The Company provided the following pro forma financial information, not otherwise called for by this form but of importance to securityholders, in regard to (a) the acquisition (the "BPI Acquisition") of Broadcasting Partners, Inc. ("BPI") on May 12, 1995, (b) the acquisition (the "Pyramid Aquisition") of Pyramid Communications, Inc. ("Pyramid") on January 17, 1996, (c) the acquisition of KYLD-FM and the dispositions of WHTT-FM/AM and WSJZ-FM in Buffalo ("the Buffalo Dispositions") (the transactions described in clause (c) are referred to collectively as the "Other Completed Transactions") and (d) the pending acquisitions of WWWW-FM/WDFN-AM in Detroit, WWRC-AM in Washington, D.C., WEDR-FM in Miami, WPNT-FM in Chicago, WJLB-FM/WMXD-FM in Detroit, WFLN-FM in Philadelphia, WUSL-FM/WIOQ-FM in Philadelphia, WDAS-FM/AM in Philadelphia and KKSF-FM and KDFC-FM/AM in San Francisco and the pending dispositions of WPEG-FM, WBAV-FM/AM, WRFX-FM/AM and WNKS-FM in Charlotte (the transactions described in clause (d) are collectively referred to as the "Pending Transactions") and reflect the combination of consolidated historical financial data of the Company, BPI, Pyramid, KYLD-FM and the stations to be acquired in the Pending Transactions and elimination of the consolidated historical data of the stations sold in the Buffalo Dispositions and of the Charlotte stations being swapped or sold to EZ Communications, Inc. ("EZ") in the Philadelphia/Charlotte Transaction.

          A report on Form 8-K dated September 30, 1996, was filed by the Company with the Securities and Exchange Commission on September 30, 1996. It reported the following under Item 5: (i) the Company entered into an agreement to purchase from Beasley-FM Acquisition Corp. the assets used in the operation of WDAS-AM/FM (station owned and operated by Beasley FM Acquisition Corp.), 1480 KHz and 105.3 MHz, Philadelphia, Pennsylvania, for a purchase price of $103 million and
          (ii) the Company entered into an agreement to purchase from the Brown Organization the assets used in the operation of KKSF-FM, 103.7 MHz and KDFC AM/FM, 1220 KHz and 102.1 MHz, San Francisco, California, for a purchase price of $115 million. The Report on Form 8-K also provided the following information in regard to WDAS AM/FM, KKSF-FM and KDFC AM/FM: (a) Independent Auditor's Report, (b) Balance Sheets at December 31, 1995 and June 30, 1996 (unaudited), (c) Statements of Earnings and Station Equity for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996 (unaudited), (d) Statements of Cash Flows for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996 (unaudited) and (e) Notes to Financial Statements.

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

                                EVERGREEN MEDIA CORPORATION
                                ---------------------------
                                        (Registrant)


                                /s/ Matthew E. Devine
                                ---------------------------
                                    Matthew E. Devine
                                    Senior Vice President/
                                    Chief Financial Officer
Dated:    November 13, 1996