Form 10-K
period 1996-12-31
EVERGREEN MEDIA CORP
filed 1997-03-28
CIK 894972

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 0-215-70

                               ----------------

                          EVERGREEN MEDIA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2247099
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

        433 EAST LAS COLINAS BOULEVARD, SUITE 1130, IRVING, TEXAS 75039
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                (972) 869-9020
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Class A Common Stock, $.01 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days. Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $1,168,715,160. Solely for purposes of the preceding calculation, outstanding shares of Class A Common Stock held by executive officers and directors of the Company have been treated as held by affiliates of the Company. As of March 1, 1997, 39,102,735 shares of Class A Common Stock, and 3,114,066 shares of Class B Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Evergreen Media Corporation (the "Company") owns and operates radio stations across the United States, including stations in 11 of the nation's 12 largest radio markets (Los Angeles, New York, Chicago, San Francisco, Dallas, Philadelphia, Houston, Washington, D.C., Boston, Detroit and Miami). At March 1, 1997, after giving effect to announced transactions in the industry and as measured by gross revenues, the Company is the largest pure play radio broadcasting company and the operator of the nation's second largest radio broadcasting group.

  At March 1, 1997, without giving effect to any of the pending acquisitions or dispositions discussed below, the Company's portfolio of stations consisted of 39 radio stations (27 FM and 12 AM) in 12 markets. The portfolio is diversified in terms of format, target demographics, geographic location and phase of development. Because of the size and geographic breadth of its portfolio, the Company believes that it is not unduly reliant on the performance of any one station or market. The Company also believes that the diversity of its portfolio of radio stations helps to insulate the Company from downturns in specific markets and changes in musical tastes.

  The Company has recently announced two significant transactions, each of which is currently pending. On February 16, 1997, the Company entered into an agreement (the "Viacom Stock Purchase Agreement") to acquire from Viacom International, Inc. ("Viacom") all of the issued and outstanding capital stock of certain subsidiaries of Viacom for an aggregate purchase price of approximately $1.075 billion in cash (the "Viacom Acquisition"). The subsidiaries of Viacom that will be purchased will own and operate at the consummation of the Viacom Stock Purchase Agreement the assets used in the operation of ten radio stations (8 FM and 2 AM) in five major markets (the "Viacom Stations"). On February 19, 1997, the Company entered into an agreement (the "Chancellor Merger Agreement") pursuant to which Chancellor Broadcasting Company ("Chancellor") and Chancellor Radio Broadcasting Company ("CRBC"), a subsidiary of Chancellor, each will be merged in a stock-for-stock merger with and into the Company, with the Company remaining as the surviving corporation (the "Chancellor Merger"). After giving effect to Chancellor's pending transactions to acquire or dispose of stations, at March 1, 1997 Chancellor would have owned and operated the assets used in the operation of 51 radio stations (34 FM and 17 AM) in fourteen markets (the "Chancellor Stations"). In addition to the Viacom Stock Purchase Agreement and the Chancellor Merger Agreement, the Company has entered into binding contracts to purchase an additional seven radio stations for $414.5 million in cash and has agreed in three separate transactions to swap or sell a total of nine stations (including one of the stations that the Company has agreed to acquire) in exchange for three other stations and $41.75 million in cash (collectively, the "Other Pending Transactions").

  Under currently applicable rules of the Federal Communications Commission (the "FCC"), the Company, like other radio broadcasters, may not own or control more than eight stations, of which no more than five may be AM or FM, in a single large market. In total, the Company will be required to dispose of nine stations in six markets in order to comply with the FCC's multiple ownership rules (the "Required Additional Dispositions") in connection with the consummation of the Viacom Stock Purchase Agreement, the Chancellor Merger Agreement and the Other Pending Transactions. See "--Developments Since January 1, 1996 --Required Additional Dispositions."

  There can be no assurance that the Viacom Stock Purchase Agreement, the Chancellor Merger Agreement or any of the Other Pending Transactions will be consummated.

COMPANY STRATEGY

  The Company's strategy historically has been to acquire and operate radio stations in the nation's largest radio markets, focusing particularly on markets where the Company has the opportunity to develop superduopolies, or clusters of as many as five FM radio stations. The Company believes that its presence in major markets provides significant advantages, including strengthening the Company's reputation among advertisers and advertising agencies as well as increasing the Company's ability to attract highly skilled management employees and popular on-air talent.

  Assuming consummation of the Viacom Acquisition, the Chancellor Merger, the Other Pending Transactions and the Required Additional Dispositions, the Company will have assembled superduopolies of at least three FM stations in six of the nation's top ten markets, including superduopolies of five FM radio stations in four of the nation's top ten radio markets. The Company expects to continue to pursue acquisition opportunities that would create additional superduopolies in top ten markets, and the Company may also pursue opportunities to expand the Company's presence in major markets not included within the top ten. In this regard, consummation of the Chancellor Merger will establish a Company presence in eight major markets in which the Company has not operated prior to the Chancellor Merger that fall within the nation's top thirty radio markets.

  Operations. The Company uses a variety of techniques to maximize the performance of its radio stations. These techniques are typically tailored to fit the requirements of a particular market, but the Company's general operational objective is to heighten a station's recognition in its market. Depending on the market, the Company may employ one or more of a variety of methods, including: developing new programming that responds to the needs of the local market, hiring dynamic on-air personalities for key morning and afternoon "drive" times, and engaging in creative promotional efforts designed to create listener loyalty. The Company generally seeks to "institutionalize" its stations by hiring popular on-air talent and by using promotional tie-ins with local community events. In implementing its operating strategy, the Company emphasizes the use of an aggressive sales force, prudent promotional spending and strict cost controls at each of its stations.

  Each of the Company's stations is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of the particular market. The Company decentralizes station operations and holds local management accountable for performance. Consistent with this approach, local management develops an annual operating budget in conjunction with corporate management. A general manager of a station receives additional compensation if his or her station meets or exceeds the operating targets established through the budget process. Likewise, a station's general sales manager receives a bonus for surpassing revenue targets, and its program director is rewarded for improving ratings in the targeted listening audience.

  Corporate management oversees and controls station spending and is responsible for long-range planning, establishing company policies, and allocating resources. The Company has implemented local sales reporting systems at each of its stations to provide local and corporate management with timely information about station operations. Corporate management imposes strict financial reporting requirements and budget limitations.

  The Company believes that retaining managers and key employees is important and prides itself on its low employee turnover. This low turnover results in part from the Company's emphasis on finding experienced, self-motivated managers who are rewarded for performance and on maintaining a comfortable, creative work environment. The Company believes that this entrepreneurial approach has made it a highly desirable employer in the radio broadcasting industry and has significantly enhanced the Company's ability to attract skilled employees, management and on-air talent.

  Acquisitions. The Company's strategy is to acquire and operate radio stations in the nation's largest radio markets, focusing particularly on markets where the Company has the opportunity to assemble superduopolies of as many as five FM radio stations. In evaluating potential acquisition candidates in its target markets, the Company seeks to identify underperforming radio stations or groups of stations that have strong broadcast signals. The Company typically analyzes whether the broadcasting signal of a target station is strong enough to ensure satisfactory market penetration, and uses programming and demographic research to determine whether the target station appeals, or can be made to appeal, to market segments that are both sought by advertisers and not well-served by other stations in the market. After acquiring a station, the Company seeks to improve broadcast cash flow (station operating income excluding depreciation and amortization) by such means as adjusting the station's programming, improving marketing, increasing its net revenues, reducing its operating expenses or combining its operations with an existing station operated by the Company in the same market.

  The Company intends to continue to actively pursue opportunities for expansion, including opportunities that have been created by the Telecommunications Act of 1996 (the "1996 Act"), which, among other things (i) has increased significantly the number of radio stations that a single entity may own and operate in a single market and, (ii) has eliminated the ceiling on the number of stations that a single entity may own and operate on a national basis. See "--Regulation of Radio Broadcast Stations--Ownership Matters." The passage of the 1996 Act has significantly facilitated the acquisition of groups of radio stations in single transactions such as the Viacom Acquisition and the Chancellor Merger, and the Company typically analyzes such transactions in terms of the number and attractiveness of the major markets that they may allow the Company to penetrate. The new opportunity to own as many as eight stations in a market (depending on the market's size) created by the 1996 Act may allow certain synergies to be achieved. For example, owners of multiple stations may be able to increase their revenues by delivering larger, combined audiences to advertisers and by engaging in joint promotional efforts. In addition, owners of multiple stations may be able to reduce operating expenses by combining studios and offices.

  Any future acquisitions are subject to the Communications Act of 1934 (as amended by the 1996 Act and otherwise, the "Communications Act"), the rules of the FCC and, under certain circumstances, the consent of the Company's lenders. See "--Regulation of Radio Broadcast Stations--Ownership Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" set forth in Part II--Item 7 herein. The Company anticipates that it would fund any such future acquisitions through funds generated from operations, additional borrowings under the Senior Credit Facility (as defined below), possible dispositions of certain stations, additional debt or equity financing, or a combination of those methods. There can be no assurance, however, that any such funds or financing will be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" set forth in Part II--Item 7 elsewhere herein.

DEVELOPMENTS SINCE JANUARY 1, 1996

  Since January 1, 1996, the Company has completed the acquisition of 21 radio stations for $604.3 million, completed the disposition of three radio stations for $32.0 million, and completed the exchange of WKLB-FM in Boston for WGAY-FM in Washington, D.C. The Company has entered into the Viacom Stock Purchase Agreement, under which the Company will acquire ten radio stations for approximately $1.075 billion. The Company has entered into the Chancellor Merger Agreement, under which the Company will acquire 51 radio stations (after giving effect to Chancellor's pending transactions at March 1, 1997 to acquire or dispose of stations. In addition, the Company has entered into binding contracts to purchase an additional seven radio stations for $414.5 million and has agreed in three separate transactions to swap or sell a total of nine stations (including one of the stations that the Company has agreed to acquire) in exchange for three other stations and $41.75 million. There can be no assurance that the Viacom Stock Purchase Agreement, the Chancellor Merger Agreement or the Other Pending Transactions will be consummated. Completion of the Viacom Stock Purchase Agreement, Chancellor Merger and the Other Pending Transactions require the Company to effect the Required Additional Dispositions in order to comply with the FCC's multiple ownership rules. The Required Additional Dispositions consist of the sale of nine stations in six markets, as discussed below.

 Transactions Completed Since January 1, 1996

  On January 17, 1996, the Company acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into Pyramid, with Pyramid surviving the merger as a wholly-owned subsidiary of the Company. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316.3 million in cash.

  On May 3, 1996, the Company acquired WKLB-FM in Boston for $34.0 million in cash plus various other direct acquisition costs. On November 26, 1996, the Company exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. The Company had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

  On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo for $19.5 million in cash, and on August 1, 1996, the Company sold WSJZ-FM in Buffalo for $12.5 million in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The Company had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

  On August 14, 1996, the Company acquired KYLD-FM in San Francisco for $44.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996. The KYLD-FM acquisition created an FM superduopoly consisting of three FM stations for the Company in the San Francisco market.

  On October 18, 1996, the Company acquired WEDR-FM in Miami for $65.0 million in cash plus various other direct acquisition costs.

  On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit for $30.0 million in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996. The acquisition of WWWW-FM created an FM superduopoly of three FM stations for the Company in the Detroit market.

  On January 31, 1997, the Company acquired KKSF-FM, KDFC-FM and KDFC-AM in San Francisco for $115.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM under a time brokerage agreement since November 1, 1996.

  The following table sets forth certain information regarding the Company's actual portfolio and markets at March 1, 1997, without giving effect to any of the pending acquisitions or dispositions discussed below:

                                                           NO. OF STATIONS
                                      RANKING OF STATION'S ------------------
MARKET                                MARKET BY REVENUE(1)   AM         FM
------                                -------------------- -------    -------
Los Angeles..........................           1              --           1
New York.............................           2              --           1
Chicago..............................           3                2(2)       5(2)
San Francisco........................           4                1          5
Dallas/Ft. Worth.....................           5                1        --
Philadelphia.........................           6              --           2
Houston..............................           7                1          1
Washington, D.C......................           8                1          2
Boston...............................           9                1          2
Detroit..............................          11                2          3
Miami/Fort Lauderdale................          12                1          1
Charlotte............................          27                2(3)       4(3)
                                                           -------    -------
  Total..............................                           12         27

--------
(1) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).
(2) Includes WEJM-FM, a station which, on March 13, 1997, the Company transferred to a trust through which the Company retains the economic interest in the station, but no control, pending sale of the station by the trust to a third party. Also includes WEJM-AM, a station which, on March 19, 1997, the Company agreed to sell for $7.5 million. See "-- Developments Since January 1, 1996--Other Pending Transactions."
(3) The Company has agreed to dispose of all six Charlotte stations pursuant to existing contracts. See""--Developments Since January 1, 1996--Other Pending Transactions."

 Viacom Acquisition

  On February 16, 1997, Evergreen Media Corporation of Los Angeles ("EMCLA"), a direct wholly-owned subsidiary of the Company, entered into the Viacom Stock Purchase Agreement. Under the Viacom Stock Purchase Agreement, EMCLA agreed to acquire from Viacom all of the issued and outstanding capital stock of the Viacom Subsidiaries for an aggregate purchase price of $1.075 billion in cash, subject to certain adjustments as set forth in the Viacom Stock Purchase Agreement. The Viacom Subsidiaries will own and operate at the consummation of the Viacom Stock Purchase Agreement the assets used in the operation of the following radio broadcast stations: (i) WAXQ(FM), New York, New York; (ii) WLTW(FM), New York, New York; (iii) KYSR(FM), Los Angeles, California; (iv) KIBB(FM), Los Angeles, California; (v) WMZQ-FM, Washington, D.C.; (vi) WZHF(AM), Arlington, Virginia; (vii) WJZW(FM), Woodbridge, Virginia; (viii) WBZS(AM), Alexandria, Virginia; (ix) WLIT(FM), Chicago, Illinois; and (x) WDRQ(FM), Detroit, Michigan.

  Consummation of the Viacom Stock Purchase Agreement is subject to (i) consent of the FCC; (ii) expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and (iii) satisfaction of certain other closing conditions, each as more fully described in the Viacom Stock Purchase Agreement. No assurance can be given that the Viacom Stock Purchase Agreement will be consummated. Subject to the satisfaction of such conditions, the Company anticipates that the Viacom Stock Purchase Agreement will be consummated in the second quarter of 1997. If the Viacom Acquisition is consummated prior to the consummation of the Chancellor Merger, certain aspects of the Viacom Acquisition will be governed by the Joint Purchase Agreement (the "Joint Purchase Agreement"), dated February 19, 1997, among the Company, EMCLA, Chancellor and CRBC, as described below.

  The following table sets forth certain information regarding the Viacom
Stations:

                                                                       NO. OF
                                                                      STATIONS
                                                 RANKING OF STATION'S ---------
   MARKET                                        MARKET BY REVENUE(1)  AM   FM
   ------                                        -------------------- ---- ----
   Los Angeles..................................           1           --     2
   New York.....................................           2           --     2
   Chicago......................................           3           --     1
   Washington, D. C.............................           8             2    2
   Detroit......................................          11           --     1
                                                                      ---- ----
     Total......................................                         2    8

--------
(1) Ranking of the principal radio market served by the Viacom's Stations among all U.S. radio markets by 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).

 Chancellor Merger

  On February 19, 1997, the Company entered into the Chancellor Merger Agreement with Chancellor and CRBC. Pursuant to the terms of the Chancellor Merger Agreement, Chancellor and CRBC will be merged with and into the Company in a stock-for-stock merger, with the Company remaining as the surviving corporation. Upon the consummation of the Chancellor Merger Agreement (the "Effective Time"), the surviving corporation will be re-named Chancellor Media Corporation (as such, the "Surviving Corporation"). At the Effective Time, (i) each share of Chancellor's Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, will be converted into 0.9091 shares of Common Stock of the Surviving Corporation, (ii) each share of the Company's Class A Common Stock, par value $.0l per share, and Class B Common Stock, par value $.0l per share, will be converted into one share of Common Stock of the Surviving Corporation, (iii) each share of Chancellor's 7% Convertible Preferred Stock, par value $.0l per share, will be converted into one share of Preferred Stock of the Surviving Corporation with substantially identical powers, preferences and relative rights, (iv) each share of CRBC's 12.25% Series A Senior Cumulative Exchangeable Preferred Stock, par value $.0l per share, will be converted into one share of preferred stock of the Surviving Corporation with substantially identical powers, preferences and relative rights, and (v) each share of CRBC's 12% Exchangeable Preferred Stock, par value $.0l per share, will be converted into one share of Preferred Stock of the Surviving Corporation with substantially identical powers, preferences and relative rights. All shares of Common Stock of the Surviving Corporation will be entitled to one vote per share on all matters that holders of such stock are entitled to vote. Additionally, at the Effective Time, all indebtedness of Chancellor, CRBC and the Company will either be assumed or refinanced by the Surviving Corporation.

  On February 19, 1997, CRBC, Chancellor, EMCLA and the Company entered into a Joint Purchase Agreement (the "Joint Purchase Agreement"). The Joint Purchase Agreement governs certain aspects of the acquisition of the Viacom Subsidiaries as between CRBC, Chancellor, EMCLA and the Company. Pursuant to the Joint Purchase Agreement, each of the Company and Chancellor are required to pay one-half of certain costs due under the Viacom Stock Purchase Agreement, including those amounts owed as deposits. On February 19, 1997, each of the Company and Chancellor paid $53.75 million to Viacom to satisfy the obligation of the Company under the Viacom Stock Purchase Agreement to pay a deposit of 10% of the purchase price, which deposit is non-refundable except under certain limited circumstances. If the consummation of the Viacom Stock Purchase Agreement occurs prior to the consummation of the Chancellor Merger Agreement, (i) EMCLA will be required to purchase the Viacom Subsidiaries that own and operate radio stations WAXQ(FM), New York, New York, WLTW(FM), New York, New York, WMZQ(FM), Washington, D.C., WZHF(AM), Arlington, Virginia, WJZW(FM), Woodbridge, Virginia and WBZS(AM) Alexandria, Virginia, for an aggregate purchase price of approximately $595.0 million and (ii) CRBC will be required to purchase the Viacom Subsidiaries that own and operate radio stations KYSR(FM), Los Angeles, California, KIBB(FM), Los Angeles, California, WLIT(FM), Chicago, Illinois and WDRQ(FM), Detroit, Michigan, for an aggregate purchase price of approximately $480.0 million. If the Viacom Stock Purchase Agreement is consummated after the consummation of the Chancellor Merger Agreement, the Surviving Corporation will be required to purchase all of the Viacom Subsidiaries.

  The Company anticipates that the Viacom Stock Purchase Agreement and the refinancing of the indebtedness of the Company and Chancellor required in connection with the transactions contemplated by the Chancellor Merger Agreement will be financed through additional bank borrowings or additional public or private debt or equity financing. In connection with these transactions, the Company is actively engaged in negotiations with certain of the lenders party to the Company's senior credit facility (the "Senior Credit Facility") regarding the establishment of a new, expanded credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" set forth in Part II--Item 7 herein. Toronto Dominion (Texas), Inc. acts as administrative agent for the lenders that are parties to the Senior Credit Facility.

  The following table sets forth certain information regarding the Chancellor Stations (after giving effect to transactions of Chancellor to acquire or dispose of stations pending at March 1, 1997):

                                                               NO. OF STATIONS
                                          RANKING OF STATION'S ---------------
       MARKET                             MARKET BY REVENUE(1)   AM      FM
       ------                             -------------------- ------- -------
      Los Angeles........................           1                1       1
      New York...........................           2              --        1
      San Francisco......................           4                2       2
      Washington, D.C....................           8                1       2
      Atlanta............................          10              --        1
      Denver.............................          15                1       4
      Minneapolis-St. Paul...............          16                2       5
      Phoenix............................          17                2       4
      Cincinnati.........................          20                2       2
      Pittsburgh.........................          24                1       1
      Sacramento.........................          25                2       2
      Orlando............................          26              --        4
      Long Island........................          44                2       4
      Riverside-San Bernardino...........          64                1       1
                                                               ------- -------
        Total............................                           17      34

--------
(1) Ranking of the principal radio market served by the Chancellor Stations among all U.S. radio markets by 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).

 Other Pending Transactions

  On June 13, 1996, the Company entered into an agreement to acquire WWRC-AM in Washington, D.C. for $22.5 million in cash. The Company has subsequently agreed with the owner of WWRC-AM to exchange WQRS-FM in Detroit (which, as discussed below, the Company has agreed to acquire in a separate purchase for $32.0 million in cash) in return for WWRC-AM and $9.5 million in cash. The Company has been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

  On July 15, 1996, the Company entered into an agreement to acquire WPNT-FM in Chicago for $73.75 million in cash.

  On August 12, 1996, the Company entered into an agreement to acquire WMXD-FM and WJLB-FM in Detroit for $168.0 million in cash and WFLN-FM in Philadelphia for $37.75 million in cash. The Company also entered into an agreement to operate WMXD-FM, WJLB-FM and WFLN-FM under time brokerage agreements effective September 1, 1996. The Company also entered into a separate agreement on August 12, 1996 to acquire WQRS-FM in Detroit for $32.0 million in cash. As discussed above, the Company will immediately swap WQRS-FM at closing in return for WWRC-AM in Washington, D.C. and $9.5 million in cash.

  On September 4, 1996, the Company entered into a binding letter of intent to swap five of its six stations in the Charlotte, N.C. market (WPEG-FM, WBAV-FM, WBAV-AM, WRFX-FM and WFNZ-AM), which were acquired as part of the BPI Acquisition (as defined below) and the Pyramid Acquisition, for WIOQ-FM and WUSL-FM in Philadelphia. As part of this transaction, the Company has also agreed to sell its sixth radio station in Charlotte, WNKS-FM, for $10.0 million in cash. On December 5, 1996, the Company entered into definitive agreements regarding these stations.

  On September 19, 1996, the Company entered into an agreement to acquire WDAS-FM and WDAS-AM in Philadelphia for $103.0 million in cash.

  On February 18, 1997, the Company entered into an agreement to sell WEJM-FM in Chicago for $14.75 million in cash. On March 13, 1997, the Company transferred WEJM-FM to an independent operating trust (the "WEJM Trust") pending consummation of this sale. The WEJM Trust permits the Company to retain its economic interest in WEJM-FM, but no control. The transfer of WEJM-FM to the WEJM Trust will allow the Company to maintain compliance with the FCC's multiple ownership limits in Chicago upon consummation of the acquisition of WPNT-FM in Chicago. On March 19, 1997, the Company entered into an agreement to sell WEJM-AM in Chicago for $7.5 million in cash.

  Consummation of each Other Pending Transaction is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

  The following table sets forth certain information regarding stations that the Company would acquire assuming consummation of all Other Pending Transactions of the Company pending at March 1, 1997:

                                                                     NO. OF
                                                                    STATIONS
                                               RANKING OF STATION'S ---------
     MARKET                                    MARKET BY REVENUE(1)  AM   FM
     ------                                    -------------------- ---- ----
   Chicago....................................           3            --    1
   Philadelphia...............................           6             1    4
   Washington, D. C...........................           8             1   --
   Detroit....................................          11            --    2(2)
                                                                    ---- ----
     Total....................................                         2    7
                                                                    ==== ====

--------
(1) Ranking of the principal radio market served by the station(s) among all U.S. radio markets by 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).
(2) Does not include one station in Detroit that the Company has agreed to acquire and then immediately exchange for another station in Washington, D.C.

 Required Additional Dispositions

  Completion of the Other Pending Transactions would result in the Company's ownership of six FM stations in the Philadelphia market, or one station in excess of the maximum number of FM stations under common ownership permitted by the FCC's multiple ownership rules. Therefore, the Company will be required to divest one FM station in Philadelphia in order to comply with such rules. Accordingly, the Company filed on October 10, 1996 an application with the FCC to transfer WFLN-FM to an independent operating trust (the "WFLN Trust") through which the Company would retain its economic interest in WFLN-FM, but no control, pending sale of the station by the trust. The Company reserves the right to sell WFLN-FM or any of its other Philadelphia FM stations to an unrelated third party prior to (and instead of) transferring WFLN-FM to the WFLN Trust.

  Furthermore, the Company will also be required to divest certain of its stations that it will acquire pursuant to the Viacom Acquisition and the Chancellor Merger, or other stations, in the Chicago, Detroit, Washington, D.C., San Francisco and Sacramento markets, in order to comply with the FCC's multiple ownership limits. As a result of the Viacom Acquisition, the Company will be required to dispose of one FM station in each of the Chicago and Detroit markets. As a result of the Chancellor Merger, the Company will be required to dispose of one FM and two AM stations in the Washington, D.C. market, two FM stations in the San Francisco market and one AM station in the Sacramento market.

  The stations in the Chicago, Detroit, Washington, D.C., San Francisco and Sacramento markets that the Company will be required to dispose of have not yet been identified, and could include one or more stations currently in the Company's portfolio or one or more of the stations to be acquired in the Chancellor Merger, the Viacom Acquisition or any of the Other Pending Transactions in the relevant markets. Although discussions with third parties with respect to certain dispositions are underway, there has been no binding agreement reached with respect to any such dispositions. The inability of the Company to effect one or more of the Required Additional Dispositions could have a material adverse effect on the Company's ability to consummate the Chancellor Merger, the Viacom Acquisition or one or more of the Other Pending Transactions. Furthermore, it is not clear if the FCC would permit the Company to complete any acquisition that would cause the Company to exceed the FCC's multiple ownership limits in a market unless an executed purchase agreement were in effect or a transfer of one or more stations to a qualified trust were permitted.

  The Required Additional Dispositions reflect the number of stations that must be disposed by the Company in order to comply with the FCC's multiple ownership limits upon consummation of the Chancellor Merger, the Viacom Acquisition and the Other Pending Transactions. The Company may also be required to dispose of one or more of its stations as a result of federal or state antitrust laws. See "--Regulation of Radio Broadcasting Industry-- Federal Antitrust Laws."

  The following table summarizes the markets and number of stations where the Company will be required to effect the Required Additional Dispositions in order to comply with the FCC's multiple ownership limits, assuming consummation of all Other Pending Transactions, the Viacom Acquisition and the Chancellor Merger:

                                                                 NO. OF STATIONS
                                            RANKING OF STATION'S ---------------
     MARKET                                 MARKET BY REVENUE(1)   AM      FM
     ------                                 -------------------- ------- -------
   Chicago.................................           3               --       1
   San Francisco...........................           4               --       2
   Philadelphia............................           6               --       1
   Washington, D. C........................           8                2       1
   Detroit.................................          11               --       1
   Sacramento..............................          25                1      --
                                                                 ------- -------
     Total.................................                            3       6
                                                                 ======= =======

--------
(1) Ranking of the principal radio market served by the station(s) among all U.S. radio markets by 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).

BROADCAST PROPERTIES

  The following table sets forth selected information with respect to the portfolio of radio stations owned by the Company at March 1, 1997, without giving effect to announced acquisitions and dispositions.

                                                                                                  TOTAL NUMBER
                                                                                                   OF STATIONS
                           RANKING OF                                                                RANKED
                            STATION'S                                            STATION RANKING    IN TARGET
                             MARKET                                   TARGET        IN TARGET    DEMOGRAPHICS IN
MARKET(1)        STATION  BY REVENUE(4) STATION FORMAT             DEMOGRAPHICS  DEMOGRAPHICS(6)    MARKET(6)
---------        -------  ------------- --------------             ------------- --------------- ---------------
Los Angeles, CA  KKBT-FM         1      Urban Contemporary         Women 18-34           2              48
New York, NY     WKTU-FM         2      Rhythmic Contemporary Hits Persons 25-54         2              44
Chicago, IL      WLUP-FM         3      Adult Rock                 Persons 25-44         9              42
Chicago, IL      WMVP-AM         3      Personality / Sports       Men 25-54            21              42
Chicago, IL      WRCX-FM         3      Mainstream Rock            Men 18-34             1              42
Chicago, IL      WVAZ-FM         3      Black Adult                Women 25-54           2              42
Chicago, IL      WEJM-FM+        3      Hip Hop                    Persons 18-34         7              42
Chicago, IL      WEJM-AM+        3      Hip Hop                    Persons 18-34        37              42
Chicago, IL      WNUA-FM         3      Contemporary Jazz          Persons 25-54         6              42

                                                                                                         TOTAL NUMBER
                                                                                                          OF STATIONS
                                     RANKING OF                                                             RANKED
                                      STATION'S                                         STATION RANKING    IN TARGET
                                       MARKET                                TARGET        IN TARGET    DEMOGRAPHICS IN
MARKET                    STATION   BY REVENUE(4) STATION FORMAT          DEMOGRAPHICS  DEMOGRAPHICS(6)    MARKET(6)
------                    -------   ------------- --------------          ------------- --------------- ---------------
San Francisco, CA        KIOI-FM           4      Adult Contemporary      Women 25-54           2              52
San Francisco, CA        KMEL-FM           4      Contemporary Hits       Persons 18-34         2              51
San Francisco, CA        KYLD-FM           4      Contemporary Hits       Persons 18-34         1              51
San Francisco, CA        KKSF-FM           4      Contemporary Jazz       Persons 25-54         6              52
San Francisco, CA        KDFC-FM           4      Classical               Persons 35-64         9              52
San Francisco, CA        KDFC-AM(2)        4      Classical               Persons 35-64        N/M             52
Dallas, TX               KSKY-AM           5      Inspirational                N/M             N/M            N/M
Philadelphia, PA         WYXR-FM           6      Adult Contemporary      Women 18-49           4              33
Philadelphia, PA         WJJZ-FM           6      Contemporary Jazz       Persons 35-54         4              33
Houston, TX              KTRH-AM           7      News/Sports             Men 25-54             4              33
Houston, TX              KLOL-FM           7      Album Rock              Men 18-34             2              32
Washington, D.C.         WTOP-AM           8      News/Sports             Men 25-54            10              35
Washington, D.C.         WASH-FM           8      Adult Contemporary      Women 25-54           3              34
Washington, D.C.         WGAY-FM           8      Adult Contemporary      Persons 35-64         9              35
Boston, MA               WJMN-FM           9      Contemporary Hits       Women 18-24           1              25
Boston, MA               WXKS-FM           9      Contemporary Hits       Women 25-34           1              29
Boston, MA               WXKS-AM           9      Nostalgia               Women 45-54          12              32
Detroit, MI              WKQI-FM          11      Adult Contemporary      Women 25-54           4              29
Detroit, MI              WNIC-FM          11      Adult Contemporary      Women 25-54           1              29
Detroit, MI              WDOZ-AM(3)       11      Adult Contemporary      Women 25-54          N/M             29
Detroit, MI              WWWW-FM          11      Country                 Women 25-54           8              29
Detroit, MI              WDFN-AM          11      Sports/Talk             Men 25-49             9              29
Miami-Ft Lauderdale, FL  WVCG-AM          12      Brokered(5)                  N/M             N/M            N/M
Miami-Ft Lauderdale, FL  WEDR-FM          12      Urban Contemporary      Persons 25-54         2              37
Charlotte, NC            WPEG-FM+         27      Urban Contemporary      Persons 18-34         1              21
Charlotte, NC            WBAV-AM+         27      Urban Adult             Persons 25-54        16              27
Charlotte, NC            WBAV-FM+         27      Black Contemporary Hits Persons 25-54         9              27
Charlotte, NC            WNKS-FM+         27      Contemporary Hits       Persons 18-34         3              21
Charlotte, NC            WRFX-FM+         27      Classic Rock            Men 18-49             1              24
Charlotte, NC            WFNZ-AM+         27      Sports                  Men 18-49            17              24

--------
 +  Indicates station to be disposed in an Other Pending Transaction.
(1) Actual city of license may differ from metropolitan market served in certain cases.
(2) The Company has historically brokered KDFC-AM to third parties.
(3) The Company has historically brokered WDOZ-AM to third parties.
(4) Ranking of principal radio market served by the station among all U.S. radio broadcast markets by aggregate 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).
(5) The Company sells airtime on this station to third parties for broadcast of specialty programming on a variety of topics.
(6) Information derived from The Arbitron Company, Fall 1996, Los Angeles, New York, Chicago, San Francisco, Philadelphia, Houston, Washington, D.C., Boston, Detroit, Miami and Charlotte Local Market Reports for the Target Demographics specified for listening Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.
N/M: Not meaningful

  The following table sets forth selected information with respect to the Viacom Stations at March 1, 1997.

                                                                                                      TOTAL NUMBER
                                                                                                      OF STATIONS
                                                                                                         RANKED
                             RANKING OF                                              STATION RANKING   IN TARGET
                          STATION'S MARKET                                TARTET        IN TARGET     DEMOGRAPHICS
MARKET(1)         STATION  BY REVENUE(2)   STATION FORMAT              DEMOGRAPHICS  DEMOGRAPHICS (3)  MARKET(3)
---------         ------- ---------------- --------------              ------------- ---------------- ------------
Los Angeles, CA   KYSR-FM         1        Hot Adult Contemporary      Persons 25-54        13             49
Los Angeles, CA   KIBB-FM         1        Rhythmic Adult Contemporary Persons 25-54        25             49
New York, NY      WLTW-FM         2        Soft Adult Contemporary     Persons 25-54         1             44
New York, NY      WAXQ-FM         2        Classic Rock                Persons 25-54        11             44
Chicago, IL       WLIT-FM         3        Soft Adult Contemporary     Persons 25-54         5             42
Washington, D.C.  WMZQ-FM         8        Country                     Persons 25-54         2             35
Washington, D.C.  WJZW-FM         8        Smooth Jazz                 Persons 25-54         9             35
Washington, D.C.  WBZS-AM         8        Business News               N/M                 N/M            N/M
Washington, D.C.  WZHF-AM         8        Health and Fitness          N/M                 N/M            N/M
Detroit, MI       WDRQ-FM        11        Rhythmic Hit Radio          Persons 18-34         6             28

--------
(1) Actual city of license may differ from metropolitan market served in certain cases.
(2) Ranking of principal radio market served by the station among all U.S. radio broadcast markets by aggregate 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).
(3) Information derived from The Arbitron Company, Fall 1996, Los Angeles, New York, Chicago, Washington, D.C., and Detroit Local Market Reports for the Target Demographics specified for listening Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.
N/M: Not meaningful

  The following table sets forth selected information with respect to the Chancellor Stations at March 1, 1997, assuming the consummation of Chancellor's pending transactions to acquire or dispose of stations as of such date.

                                                                                                     TOTAL NUMBER
                                                                                                     OF STATIONS
                                 RANKING OF                                         STATION RANKING   IN TARGET
                              STATION'S MARKET                           TARGET        IN TARGET     DEMOGRAPHICS
MARKET(1)          STATION     BY REVENUE(8)   STATION FORMAT         DEMOGRAPHICS  DEMOGRAPHICS (9)  MARKET(9)
---------          -------    ---------------- --------------         ------------- ---------------- ------------
Los Angeles, CA    KLAC-AM            1        Adult Standards/Sports Persons 35-64        17             49
Los Angeles, CA    KZLA-FM            1        Country                Persons 25-54        12             49
New York, NY       WHTZ-FM            2        Contemporary Hit Radio Persons 18-34         7             43
San Francisco, CA  KNEW-AM            4        Country/Sports         Persons 25-54        32             52
San Francisco, CA  KSAN-FM            4        Country                Persons 25-54        19             52
San Francisco, CA  KABL-AM            4        Adult Standards        Persons 35-64        16             52
San Francisco, CA  KBGG-FM            4        70's Oldies            Persons 25-54        10             52
Washington, D.C.   WBIG-FM            8        Oldies                 Persons 25-54         8             35
Washington, D.C.   WGMS-FM            8        Classical              Persons 35-64         8             35
Washington, D.C.   WTEM-AM            8        Sports/Talk            Men 18-49            19             35
Atlanta, GA        WFOX-FM           10        Oldies                 Persons 25-54         9             25
Denver, CO         KRRF-AM          15         Talk                   Men 25-54            25             31
Denver, CO         KXKL-FM           15        Oldies                 Persons 25-54         8             31
Denver, CO         KVOD-FM           15        Classical              Persons 25-54        17             31
Denver, CO         KIMN-FM           15        70's Oldies            Persons 25-54        11             31
Denver, CO         KALC-FM           15        Hot Adult Contemporary Persons 18-34         2             31
Minneapolis-
 St. Paul, MN      KTCZ-FM           16        Progressive Album Rock Men 25-49             6             23
Minneapolis-
 St. Paul, MN      KTCJ-AM(3)        16        Progressive Album Rock Men 25-49            19             23
Minneapolis-
 St. Paul, MN      KDWB-FM           16        Contemporary Hit Radio Persons 18-34         2             23
Minneapolis-
 St. Paul, MN      KFAN-AM           16        Sports                 Men 18-49             7             23
Minneapolis-
 St. Paul, MN      KEEY-FM           16        Country                Persons 25-54         6             23

                                                                                                          TOTAL NUMBER
                                                                                                          OF STATIONS
                                    RANKING OF                                           STATION RANKING   IN TARGET
                                 STATION'S MARKET                             TARGET        IN TARGET     DEMOGRAPHICS
MARKET(1)            STATION      BY REVENUE(8)   STATION FORMAT           DEMOGRAPHICS  DEMOGRAPHICS (9)  MARKET(9)
---------            -------     ---------------- --------------           ------------- ---------------- ------------
Minneapolis-
 St. Paul, MN        KQQL-FM            16        Oldies                   Persons 25-54         4             23
Minneapolis-
 St. Paul, MN        WBOB-FM            16        Young Country            Persons 18-49         9             23
Phoenix, AZ          KMLE-FM            17        Country                  Persons 25-54         2             36
Phoenix, AZ          KISO-AM            17        Urban Adult Contemporary Persons 25-54        27             36
Phoenix, AZ          KOOL-FM            17        Oldies                   Persons 25-54         1             36
Phoenix, AZ          KOY-AM             17        Adult Standards          Persons 35-64         9             36
Phoenix, AZ          KYOT-FM            17        Contemporary Jazz        Persons 25-54        11             36
Phoenix, AZ          KZON-FM            17        Alternative Rock         Persons 18-34         6             36
Cincinnati, OH       WUBE-FM(4)         20        Country                  Persons 25-54         1             26
Cincinnati, OH       WUBE-AM            20        Nostalgia                Persons 35-64       N/M            N/M
Cincinnati, OH       WYGY-FM(4)         20        Young Country            Men 18-34             6             26
Cincinnati, OH       WKYN-AM            20        Sports/Talk              Men 18-49            16             26
Pittsburgh, PA       WWSW-AM(5)         24        Oldies                   Persons 25-54        24             29
Pittsburgh, PA       WWSW-FM            24        Oldies                   Persons 25-54         3             29
Sacramento, CA       KGBY-FM            25        Adult Contemporary       Women 25-54           1             32
Sacramento, CA       KHYL-FM            25        Oldies                   Persons 25-54         9             32
Sacramento, CA       KFBK-AM            25        News/Talk                Persons 25-54         1             32
Sacramento, CA       KSTE-AM(6)         25        Talk                     Persons 25-54        14             32
Orlando, FL          WOCL-FM            26        Oldies                   Persons 25-54         5             25
Orlando, FL          WOMX-FM            26        Adult Contemporary       Persons 25-54         6             25
Orlando, FL          WJHM-FM            26        Urban Contemporary       Persons 18-34         4             25
Orlando, FL          WXXL-FM            26        Contemporary Hit Radio   Persons 18-34         1             25
Long Island, NY(2)   WALK-FM            44        Adult Contemporary       Persons 25-54         1             40
Long Island, NY(2)   WALK-AM            44        Adult Contemporary       Persons 35-64       N/M            N/M
Long Island, NY(2)   WBAB-FM(7)+        44        Album Rock               Men 25-49             3             40
Long Island, NY(2)   WBLI-FM(7)+        44        Adult Contemporary       Women 25-54           5             40
Long Island, NY(2)   WHFM-FM(7)+        44        Album Rock               Men 25-49            38             40
Long Island, NY(2)   WGBB-AM(7)+        44        News/Talk                Persons 25-54       N/M            N/M
Riverside-
 San Bernardino, CA  KGGI-FM            64        Contemporary Hit Radio   Persons 18-34         2             51
Riverside-
 San Bernardino, CA  KMEN-AM            64        Oldies                   Men 25-54            34             51

--------
 + Includes station to be acquired by Chancellor pursuant to a transaction pending as of March 1, 1997.
(1) Actual city of license may differ from metropolitan market served in certain cases.
(2) Long Island may also be considered part of the greater New York market, although it is reported separately as a matter of convention.
(3) Programming provided to KTCJ-AM via simulcast of programming broadcast on KTCZ-FM.
(4) WUBE-FM and WYGY-FM are sold in combination.
(5) Programming provided to WWSW-AM via simulcast of programming broadcast on WWSW-FM.
(6) Chancellor currently manages certain limited functions of station KSTE-AM in Sacramento, California pursuant to a time brokerage agreement. On July 31, 1996, Chancellor entered into an agreement with American Radio Systems Corporation ("ARS") under which Chancellor has agreed to exchange its West Palm Beach, Florida stations for ARS' station KSTE-AM in Sacramento, California, plus $33.0 million in cash.
(7) Chancellor currently manages certain limited functions of stations, WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York, pursuant to a time brokerage agreement. On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting ("SFX") under which Chancellor would exchange WAPE-FM and WFYV-FM, two Jacksonville, Florida stations, and $11.0 million in cash for SFX's three FM stations and one AM station in Long Island, New York.
(8) Ranking of principal radio market served by the station among all U.S. radio broadcast markets by aggregate 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).

(9) Information derived from The Arbitron Company, Fall 1996, Los Angeles, New York, San Francisco, Washington, D.C., Atlanta, Denver, Minneapolis-St. Paul, Phoenix, Cincinnati, Pittsburgh, Sacramento, Orlando, Long Island and Riverside-San Bernardino Local Market Reports for the Target Demographics specified for listening Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.
N/M: Not meaningful.

  The following table sets forth selected information with respect to the stations to be acquired by the Company assuming consummation of the Other Pending Transactions.

                                                                                                          TOTAL NUMBER
                                                                                                          OF STATIONS
                                RANKING OF                                               STATION RANKING     RANKED
                             STATION'S MARKET                                 TARGET        IN TARGET      IN TARGET
MARKET(1)         STATION(2)  BY REVENUE(3)   STATION FORMAT               DEMOGRAPHICS  DEMOGRAPHICS (4)  MARKET(4)
---------         ---------- ---------------- --------------               ------------- ---------------- ------------
Chicago, IL        WPNT-FM         3          Adult Contemporary           Women 25-54           8             42
Philadelphia, PA   WUSL-FM         6          Urban Contemporary           Women 18-34           1             31
Philadelphia, PA   WIOQ-FM         6          Contemporary Hit Radio/Dance Women 18-34           2             31
Philadelphia, PA   WFLN-FM         6          Classical                    Persons 35-64        11             33
Philadelphia, PA   WDAS-FM         6          Urban Contemporary           Persons 25-54         1             33
Philadelphia, PA   WDAS-AM         6          Gospel                       N/M                 N/M            N/M
Washington, D.C.   WWRC-AM         8          News/Talk                    Persons 35-64        21             35
Detroit, MI        WJLB-FM         11         Urban Contemporary           Persons 18-34         1             28
Detroit, MI        WMXD-FM         11         Black Adult                  Persons 25-54         7             29

--------
(1) Actual city of license may differ from metropolitan market served in certain cases.
(2) Does not include information for WQRS-FM in Detroit, which the Company has agreed to acquire and then immediately exchange for WWRC-AM. See "-- Developments Since January 1, 1996--Other Pending Transactions."
(3) Ranking of principal radio market served by the station among all U.S. radio broadcast markets by aggregate 1996 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1997 ed.).
(4) Information derived from The Arbitron Company, Fall 1996, Chicago, Philadelphia, Washington, D.C. and Detroit Local Market Reporting for the Target Demographics specified for listening Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.
N/M: Not meaningful

ADVERTISING

  The primary source of the Company's revenues is the sale of broadcasting time for local, regional and national advertising. Approximately 69% of the Company's gross revenues was generated from the sale of local advertising in 1995 and 1996. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on (i) a station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times) and (ii) the supply of and demand for radio advertising time. Advertising rates generally are the highest during morning and evening drive-time hours.

  Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. The Company determines the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

  A station's sales staff generates most of its local and regional advertising sales. To generate national advertising sales, the Company engages an advertising representative for each of its stations that specializes in national sales and is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

COMPETITION

  The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations is dependent, to a significant degree, upon its audience ratings and share of the overall advertising revenue within its market. The Company's radio stations compete for listeners and advertising revenues directly with other radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring on-air talent that appeals to a particular demographic group. By building a strong listener base comprised of a specific demographic group in each of its markets, the Company is able to attract advertisers who seek to reach those listeners. Other media, including broadcast television, cable television, newspapers, magazines, direct mail coupons and billboard advertising also compete with the Company's stations for advertising revenues. The Company also competes with other broadcasting operators for acquisition opportunities, and prices have increased significantly in recent periods. As the pace of consolidation in the radio broadcasting industry accelerates, certain competitors are emerging which may have larger portfolios of major market radio stations, greater ability to deliver large audiences to advertisers and more access to capital resources than does the Company.

  The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, direct broadcast satellite ("DBS") systems and other digital audio broadcasting formats to local and national audiences. In addition, the FCC has allocated spectrum to and currently is preparing the service rules for a new satellite-delivered Digital Audio Radio Service ("DARS"). These actions may result in the introduction of several new national or regional satellite radio services. The Company cannot predict at this time the effect, if any, that any such new technologies may have on the radio broadcasting industry.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 1,382 full-time employees and 396 part-time employees. Certain employees at the Company's stations in Los Angeles, Chicago, and Washington, D.C. (approximately 180 employees), are represented by unions. The Company believes that it has good relations with its employees and these unions.

  The Company employs several high-profile on-air personalities who have large, loyal audiences in their respective markets. The Company believes that its relationships with its on-air talent are valuable, and it generally enters into employment agreements with these individuals. During 1996, the Company executed employment agreements with Scott K. Ginsburg (the Company's Chairman and Chief Executive Officer) and Kenneth J. O'Keefe (the Company's Executive Vice President--Operations). To date in 1997, the Company has entered into a Memorandum of Agreement with Scott K. Ginsburg regarding his employment by the Surviving Corporation following consummation of the Chancellor Merger. See "Executive Compensation--Employment Agreements" set forth in Part III--Item 11 herein.

REGULATION OF RADIO BROADCASTING INDUSTRY

  Introduction. The radio broadcasting industry is subject to extensive and changing regulation over, among other things, program content, technical operations and business and employment practices.

  The ownership, operation and sale of radio broadcast stations (including those licensed to the Company) are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. The Communications Act prohibits the assignment of an FCC license, and the transfer of control of an FCC licensee, without the prior consent of the FCC. In determining whether to grant requests for consent to such assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including: limitations on alien ownership and the common ownership of television broadcast, radio broadcast and daily newspaper properties, the "character" of the licensee (and proposed licensee) and those persons or entities that have "attributable" interests, and compliance with the Anti-Drug Abuse Act of 1988. Among other things, the FCC assigns frequency bands for radio broadcasting; determines the particular frequencies, locations and operating power of radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates equipment used by radio broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and has the power to impose penalties for violations of its rules and the Communications Act.

  The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. Reference should be made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

  Failure to observe these or other FCC rules and policies may result in the imposition of various sanctions, including admonishment, monetary forfeitures, the grant of "short" (less than the maximum eight-year term) renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of FCC licenses, or the denial of FCC consent to acquire additional broadcast properties.

  License Renewal. Radio broadcast licenses are granted for maximum terms of up to eight years. They may be renewed through an application to the FCC, and, in certain instances, licensees are entitled to renewal expectancies. During certain periods when a renewal application is pending, competing applicants may file for the radio frequency being used by the renewal applicant, although the FCC is prohibited from considering such competing applications if the existing license has satisfied certain obligations. Petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a renewal application in certain circumstances.

  The following table sets forth the date of acquisition by the Company (or one of its predecessor entities) of the radio stations actually owned by the Company as of March 1, 1997, without giving effect to any pending acquisitions or dispositions, the frequency of each such station, and the date of expiration of such station's main FCC broadcast license:

                                       DATE OF                     EXPIRATION DATE
   STATION     MARKET(1)             ACQUISITION     FREQUENCY     OF FCC LICENSE
   -------     ---------             -----------     ---------     ---------------
   KKBT-FM     Los Angeles, CA           5/89         92.3 MHz          12/97
   WKTU-FM     New York, NY              5/95        103.5 MHz           6/98
   WLUP-FM     Chicago, IL               6/88         97.9 MHz          12/03
   WMVP-AM     Chicago, IL               5/84         1000 kHz          12/03
   WRCX-FM     Chicago, IL              12/93        103.5 MHz          12/96*
   WVAZ-FM     Chicago, IL               5/95        102.7 MHz          12/03
   WEJM-FM+    Chicago, IL               5/95        106.3 MHz          12/03
   WEJM-AM+    Chicago, IL               5/95          950 kHz          12/03
   WNUA-FM     Chicago, IL               1/96         95.5 MHz          12/03
   KIOI-FM     San Francisco, CA         4/94        101.3 MHz          12/97
   KMEL-FM     San Francisco, CA        11/92        106.1 MHz          12/97
   KYLD-FM     San Francisco, CA         8/96        107.7 MHz          12/97
   KKSF-FM     San Francisco, CA         1/97        103.7 MHz          12/97
   KDFC-FM     San Francisco, CA         1/97        102.1 MHz          12/97
   KDFC-AM     San Francisco, CA         1/97         1220 kHz          12/97
   KSKY-AM     Dallas, TX                5/95          660 kHz           8/97
   WYXR-FM     Philadelphia, PA          1/96        104.5 MHz           8/98
   WJJZ-FM     Philadelphia, PA          1/96        106.1 MHz           8/98

                                        DATE OF                 EXPIRATION DATE
STATION    MARKET(1)                  ACQUISITION   FREQUENCY   OF FCC LICENSE
-------    ---------                  -----------   ---------   ---------------
KTRH-AM    Houston, TX                    6/93        740 kHz         8/97
KLOL-FM    Houston, TX                    6/93      101.1 MHz         8/97
WTOP-AM    Washington, DC                11/92       1500 kHz        10/02
WASH-FM    Washington, DC                11/92       97.1 MHz        10/02
WGAY-FM    Washington, DC                11/96       99.5 MHz        10/02
WJMN-FM    Boston, MA                     1/96       94.5 MHz         4/98
WXKS-FM    Boston, MA                     1/96      107.9 MHz         4/98
WXKS-AM    Boston, MA                     1/96       1430 kHz         4/98
WKQI-FM    Detroit, MI                    5/95       95.5 MHz        10/03
WNIC-FM    Detroit, MI                    5/95      100.3 MHz        10/03
WDOZ-AM    Detroit, MI                    5/95       1310 kHz        10/03
WWWW-FM    Detroit, MI                    1/97      106.7 MHz        10/03
WDFN-AM    Detroit, MI                    1/97       1130 kHz        10/03
WVCG-AM    Miami-FT. Lauderdale, FL       7/83       1080 kHz         2/03
WEDR-FM    Miami-FT. Lauderdale, FL      10/96       99.1 MHz         2/03
WPEG-FM+   Charlotte, NC                  5/95       97.9 MHz        12/02
WBAV-AM+   Charlotte, NC                  5/95       1600 kHz        12/02
WBAV-FM+   Charlotte, NC                  5/95      101.9 MHz        12/02
WNKS-FM+   Charlotte, NC                  1/96       95.1 MHz        12/02
WRFX-FM+   Charlotte, NC                  1/96       99.7 MHz        12/02
WFNZ-AM+   Charlotte, NC                  1/96        610 kHz        12/02

--------
 + Indicates station to be disposed in an Other Pending Transaction.
 * Indicates pending renewal application.
(1) Actual city of license may differ from metropolitan market served in certain cases.

  The following table sets forth the frequency of each Viacom Station, and the date of expiration of such station's main FCC broadcast license:

                                                                           EXPIRATION DATE
   STATION          MARKET(1)                      FREQUENCY               OF FCC LICENSE
   -------          ---------                      ---------               ---------------
   KYSR-FM          Los Angeles, CA                 98.7 MHz                    12/97
   KIBB-FM          Los Angeles, CA                100.3 MHz                    12/97
   WLTW-FM          New York, NY                   106.7 MHz                     6/98
   WAXQ-FM          New York, NY                   104.3 MHz                     6/98
   WLIT-FM          Chicago, IL                     93.9 MHz                    12/03
   WMZQ-FM          Washington, D.C.                98.7 MHz                    10/02
   WJZW-FM          Washington, D.C.               105.9 MHz                    10/02
   WBZS-AM          Washington, D.C.                 730 kHz                    10/02
   WZHF-AM          Washington, D.C.                1390 kHz                    10/02
   WDRQ-FM          Detroit, MI                     93.1 MHz                    10/03

--------
(1)Actual city of license may differ from metropolitan market served in certain cases.

  The following table sets forth the frequency of each Chancellor Station (after giving effect to Chancellor's pending transactions to acquire or dispose of stations at March 1, 1997), and the date of expiration of such station's main FCC broadcast license:

                                                                   EXPIRATION DATE
   STATION      MARKET(1)                          FREQUENCY       OF FCC LICENSE
   -------      ---------                          ---------       ---------------
   KLAC-AM      Los Angeles, CA                      570 kHz            12/97
   KZLA-FM      Los Angeles, CA                     93.9 MHz            12/97
   WHTZ-FM      New York, NY                       100.3 MHz            06/98
   KNEW-AM      San Francisco, CA                    910 kHz            12/97
   KSAN-FM      San Francisco, CA                   94.9 MHz            12/97
   KABL-AM      San Francisco, CA                    960 kHz            12/97
   KBGG-FM      San Francisco, CA                   98.1 MHz            12/97
   WBIG-FM      Washington, D.C.                   100.3 MHz            10/03
   WGMS-FM      Washington, D.C.                   103.5 MHz            10/03
   WTEM-AM      Washington, D.C.                     570 kHz            10/03
   WFOX-FM      Atlanta, GA                         97.1 MHz            04/03
   KRRF-AM      Denver, CO                          1280 kHz            04/97
   KXKL-FM      Denver, CO                         105.1 MHz            04/97
   KVOD-FM      Denver, CO                          92.5 MHz            04/97
   KIMN-FM      Denver, CO                         100.3 MHz            04/97
   KALC-FM      Denver, CO                         105.9 MHz            04/97
   KTCZ-FM      Minneapolis-St. Paul, MN            97.1 MHz            04/97
   KTCJ-AM      Minneapolis-St. Paul, MN             690 kHz            04/97
   KDWB-FM      Minneapolis-St. Paul, MN           101.3 MHz            04/97
   KFAN-AM      Minneapolis-St. Paul, MN            1130 kHz            04/97
   KEEY-FM      Minneapolis-St. Paul, MN           102.1 MHz            04/97
   KQQL-FM      Minneapolis-St. Paul, MN           107.9 MHz            04/97
   WBOB-FM      Minneapolis-St. Paul, MN           100.3 MHz            04/97
   KMLE-FM      Phoenix, AZ                        107.9 MHz            10/97
   KISO-AM      Phoenix, AZ                         1230 kHz            10/97
   KOOL-FM      Phoenix, AZ                         94.5 MHz            10/97
   KOY-AM       Phoenix, AZ                          550 kHz            10/97
   KYOT-FM      Phoenix, AZ                         95.5 MHz            10/97
   KZON-FM      Phoenix, AZ                        101.5 MHz            10/97
   WUBE-FM      Cincinnati, OH                     105.1 MHz            10/03
   WUBE-AM      Cincinnati, OH                      1230 kHz            10/03
   WYGY-FM      Cincinnati, OH                      96.5 MHz            10/03
   WKYN-AM      Cincinnati, OH                      1160 kHz            10/03
   WWSW-AM      Pittsburgh, PA                       970 kHz            08/98
   WWSW-FM      Pittsburgh, PA                      94.5 MHz            08/98
   KGBY-FM      Sacramento, CA                      92.5 MHz            12/97
   KHYL-FM      Sacramento, CA                     101.1 MHz            12/97
   KFBK-AM      Sacramento, CA                      1530 kHz            12/97
   KSTE-AM      Sacramento, CA                       650 kHz            12/97
   WOCL-FM      Orlando, FL                        105.9 MHz            02/03
   WOMX-FM      Orlando, FL                        105.1 MHz            02/03
   WJHM-FM      Orlando, FL                        101.9 MHz            02/03
   WXXL-FM      Orlando, FL                        106.7 MHz            02/03
   WALK-FM      Long Island, NY                     97.5 MHz            06/98
   WALK-AM      Long Island, NY                     1370 kHz            06/98
   WBAB-FM+     Long Island, NY                    102.3 MHz            06/98
   WBLI-FM+     Long Island, NY                    106.1 MHz            06/98
   WHFM-FM+     Long Island, NY                     95.3 MHz            06/98
   WGBB-AM+     Long Island, NY                     1240 kHz            06/98
   KGGI-FM      Riverside-San Bernardino, CA        99.1 MHz            12/97
   KMEN-AM      Riverside-San-Bernardino, CA        1290 kHz            12/97

--------
+ Includes station to be acquired by Chancellor pursuant to a contract pending as of March 1, 1997.
(1) Actual city of license may differ from metropolitan market served in certain cases.

  The following table sets forth the frequency of each station to be acquired by the Company pursuant to an Other Pending Transaction, and the date of expiration of such station's main FCC broadcast license:

                                                                         EXPIRATION DATE
   STATION(1)         MARKET(2)                    FREQUENCY             OF FCC LICENSE
   ----------         ---------                    ---------             ---------------
   WPNT-FM            Chicago, IL                  100.3 MHz                  12/03
   WUSL-FM            Philadelphia, PA              98.9 MHz                  08/98
   WIOQ-FM            Philadelphia, PA             102.1 MHz                  08/98
   WFLN-FM            Philadelphia, PA              95.7 MHz                  08/98
   WDAS-FM            Philadelphia, PA             105.3 MHz                  08/98
   WDAS-AM            Philadelphia, PA              1480 kHz                  08/98
   WWRC-AM            Washington, D.C.               980 kHz                  10/02
   WJLB-FM            Detroit, MI                   97.9 MHz                  10/03
   WMXD-FM            Detroit, MI                   92.3 MHz                  10/03

--------
(1) Does not include information for WQRS-FM in Detroit, which the Company has agreed to acquire and then immediately exchange for WWRC-AM. See "-- Developments Since January 1, 1996--Other Pending Transactions."
(2) Actual city of license may differ from metropolitan market served in certain cases.

  Ownership Matters. Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and that the FCC has made such an affirmative finding only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships. The Company, which serves as a holding company for its direct and indirect radio station subsidiaries, therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The Certificate of Incorporation of the Company contains prohibitions on alien ownership and control that are intended to facilitate compliance with the provisions of the Communications Act applicable to alien ownership. The Company believes that in light of current levels of alien ownership of the Company's capital stock, the foregoing restrictions are not likely to have a material impact on the Company.

  The Communications Act and FCC rules also generally prohibit the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in a local market where it then owned any radio broadcast station. In October 1996, the Commission issued a Notice of Inquiry to explore possible changes in the newspaper/broadcast cross-ownership waiver policy with respect to newspaper/radio combinations, including the possibility of adopting a waiver policy based on market size or on the number of independently owned media in a market.

  The 1996 Act eliminated national ownership caps on ownership of AM and FM radio stations. Prior to the 1996 Act, radio groups were limited to ownership of 20 FM stations and 20 AM stations on a national basis. Additionally, the 1996 Act increased local ownership limits. Prior to the 1996 Act, a single owner was limited to owning two FMs and two AMs in a single large radio market with common ownership of three stations, including two in the same service, permitted in smaller markets. After the 1996 Act, local ownership limits were increased as follows: in markets with 45 or more stations, ownership is limited to eight stations, no more than five of which can be FMs or AMs; in markets with 30-44 stations, ownership is limited to seven stations, no more than four of which can be FMs or AMs; in markets with 15-29 stations, ownership is limited to six stations, no more than four of which can be FMs or AMs; and in markets with 14 or fewer stations, ownership is limited to no more than 50% of the market's total and no more than three AMs or FMs.

  Because of these multiple ownership rules and the cross-interest policy described below, a purchaser of the Company's Class A Common Stock who acquires an attributable interest in the Company may violate the FCC's rules if it also has an "attributable" interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

  The FCC generally applies its television/radio/newspaper cross-ownership rules, and its broadcast multiple ownership rules, by considering the "attributable," or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

  In the case of corporations, the interest of officers, directors and persons or entities that directly or indirectly have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) are generally attributed with ownership of whatever radio stations, television stations, and daily newspapers the corporation owns. Likewise, the interest of an officer or a director of a corporate parent (as well as the corporate parent) is generally attributed with ownership of whatever the subsidiary owns.

  In the case of a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock, generally do not subject their holders to attribution.

  The FCC has issued a Notice of Proposed Rulemaking (the "NPRM") that contemplates tightening attribution standards where parties have multiple nonattributable interests in and relationships with stations that would be prohibited by the FCC's cross-interest rules, if the interests/relationships were attributable. The NPRM contemplates that this change in attribution will apply only to persons holding debt or equity interests that exceed certain benchmarks.

  In addition, the FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" non-attributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, voting stock, and limited partnership interests) and significant employment positions. This policy may limit the permissible investments that an equity investor in the Company may make or hold. If the FCC determines that a stockholder of the Company has violated this cross-interest policy, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

  Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identification, and technical operations (including limits on radio frequency radiation). In addition, licensees must develop and implement programs designed to promote equal employment opportunities. The broadcast of obscene and indecent material and the advertisement of contests and lotteries are regulated by FCC rules, as well as by state and other federal laws.

  Time Brokerage Agreements. Over the past three years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "Time Brokerage Agreements," or "TBAs" (certain types of these agreements also are known as "Local Marketing Agreements," or "LMAs"). These agreements may take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and other operations of its own station and compliance with the requirements of antitrust laws. One typical type of TBA is a programming agreement between two separately-owned radio stations that serve a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station (subject to ultimate editorial and other controls being exercised by the latter licensee), and sells advertising time during those program segments. The FCC staff has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. As of March 1, 1997, four of the stations to be acquired in the Other Pending Transactions are being operated by the Company under TBAs.

  A station that brokers more than 15% of the broadcast time, on a weekly basis, on another station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into a TBA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns and programs the other through a TBA arrangement.

  Proposed Changes. The FCC is considering various proposals to modify its broadcast "attribution" rules. Among the proposals are (i) raising the basic benchmark for attributing ownership from 5% to 10% of the licensee's voting stock, (ii) raising the attribution benchmark for certain institutional investors from 10% to 20%, (iii) limiting the applicability of the single majority shareholder rule (discussed above) to treat as attributable large stock interests coupled with other debt or securities and (iv) treating non-voting stock as attributable in certain circumstances. The FCC is also considering changes to its multiple ownership rules to encourage minority ownership of radio and television broadcast stations.

  The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and financial performance of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations, and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters include: changes to the license renewal process; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters; AM stereo broadcasting; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; changes to broadcast technical requirements; proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; proposals to auction to the highest bidder the right to use the radio broadcast spectrum, instead of granting FCC licenses and subsequent license renewals; and proposals to reinstate the "Fairness Doctrine" which requires a station to present coverage of opposing views in certain circumstances. It is also possible that Congress may enact additional legislation that could have a material impact on the operation, ownership and financial performance of the Company's radio stations over and above the already substantial impact of the 1996 Act.

  The FCC has taken initial steps to authorize the use of a new technology, DARS, to deliver audio programming by satellite. The FCC is also considering various proposals for terrestrial DARS. DARS may provide a medium for the delivery of multiple new audio programming formats to local and national audiences. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

  The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

  Federal Antitrust Laws. The United States Federal Trade Commission and the Antitrust Division of the United States Department of Justice (the "DOJ"), evaluate transactions requiring a pre-acquisition filing under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act") to determine whether those transactions should be challenged under the federal antitrust laws. These agencies (particularly the DOJ) recently have been increasingly active in their review of radio station acquisitions where an operator proposes to acquire new stations in its existing markets. In connection with the Company's acquisitions of WWWW-FM and WDFN-AM (which have been completed), and the Company's proposed acquisition of WJLB-FM and WMXD-FM in Detroit, the DOJ issued second requests to the Company seeking the production of documents and other information. The Company complied with the second requests, and the DOJ ultimately cleared the transactions. The DOJ also issued second requests to the Company for documents and information with regard to the transfer of the Company's Charlotte, North Carolina stations in exchange for WIOQ-FM and WUSL-FM in Philadelphia. On March 5, 1997, the DOJ terminated the waiting period and cleared the acquisition by the Company of WIOQ-FM and WUSL-FM. On March 14, 1997, the DOJ terminated the waiting period and cleared the disposition by the Company of its North Carolina stations.

  As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that TBAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. Since then, the DOJ has stated publicly that it will apply its new policy prohibiting TBAs in connection with purchase agreements until the expiration or termination of the HSR waiting period on a prospective basis.

  The DOJ has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the DOJ has also investigated transactions that do not meet or exceed these benchmarks, and has cleared transactions that do exceed these benchmarks. Given this uncertainty, the Company cannot predict whether it will be required by the DOJ or the FTC to dispose of certain stations to be acquired as a result of the Chancellor Merger, the Viacom Acquisition and the Other Pending Transactions in addition to the Required Additional Dispositions that the Company will effect in order to comply with the FCC's multiple ownership limits. Although the Company does not believe that its acquisition strategy as a whole will be adversely affected in any material respect by review under the HSR Act or by additional divestitures that the Company may have to make as a result of the HSR Act, there can be no assurance that this will be the case.

ITEM 2. PROPERTIES

  The Company's corporate headquarters is in Irving, Texas. The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studio is generally housed with its office in a downtown or business district. A station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage.

  The studios and offices of the Company's stations and its corporate headquarters are located in leased or owned facilities. The terms of these leases expire in one to ten years. The Company either owns or leases its transmitter and antenna sites. These leases have expiration dates that range from one to eight years.

  The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

  No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3. LEGAL PROCEEDINGS

  In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP- AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted the Company's motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiff's motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Plaintiffs moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Plaintiffs seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Plaintiffs' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Plaintiffs' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. The Company believes that it acted within its rights in terminating the agreement.

  The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company did not sell equity securities during 1996 other than pursuant to transactions that were registered under the Securities Act of 1933, as amended.

  Shares of the Company's Class A Common Stock, par value $.01 per share, have been quoted on The Nasdaq Stock Market under the symbol EVGM since the consummation of the initial public offering of the Company's Class A Common Stock in May 1993. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on The Nasdaq Stock Market, as reported in published financial sources.

      YEAR                                                        HIGH(1) LOW(1)
      ----                                                        ------  ------
      1995:
      First Quarter.............................................. 12.00    9.33
      Second Quarter............................................. 18.00   10.67
      Third Quarter.............................................. 23.75   17.17
      Fourth Quarter............................................. 21.33   15.92
      1996:
      First Quarter.............................................. 24.50   16.83
      Second Quarter............................................. 29.50   21.83
      Third Quarter.............................................. 33.25   25.74
      Fourth Quarter............................................. 32.25   23.50

--------
(1) All information set forth herein has been adjusted to reflect a three-for-two split of the Company's Common Stock, effected in the form of a stock dividend, paid on August 26, 1996 to stockholders of record at the close of business on August 19,1996 (the "Stock Split").

  There is no public trading market for the Company's Class B Common Stock, $.01 per share.

  As of March 1, 1997, there were 127 holders of record of the Class A Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder). The Company was informed by the underwriters in its initial public offering that such underwriters expected that subsequent to such offering there would be a sufficient number of beneficial owners of the Company's Class A Common Stock to comply with the minimum shareholder maintenance standards set by The Nasdaq Stock Market. The Company knows of no reason why this would not continue to be true as of the date hereof. As of March 1, 1997, there was one holder of the Class B Common Stock.

  The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under terms of the Senior Credit Facility that limit the amount of cash dividends that may be paid on its Common Stock. The Company may pay cash dividends on its Common Stock in the future only if certain financial tests set forth in the Senior Credit Facility are met.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated historical financial data presented below have been derived from the annual audited consolidated financial statements of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 1996. The consolidated historical financial results of the Company are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the consolidated financial statements of the Company and with the related notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in Part II--Item 7 herein.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                                     YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
                            1992      1993         1994      1995         1996
                          --------  --------     --------  --------    ----------
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Gross revenues..........  $ 61,935  $106,813     $125,478  $186,365    $  337,405
Net revenues ...........    53,969    93,504      109,516   162,931       293,850
Station operating
 expenses excluding
 depreciation and
 amortization...........    34,968    60,656       68,852    97,674       174,344
Depreciation and
 amortization...........    11,596    33,524       30,596    47,005        93,749
Corporate general and
 administrative
 expense................     1,717     2,378        2,672     4,475         7,797
Other nonrecurring
 costs(1)...............       --      7,002          --        --            --
                          --------  --------     --------  --------    ----------
Operating income
 (loss).................     5,688   (10,056)       7,396    13,777        17,960
Interest expense........    10,112    13,878       13,809    19,199        37,527
Other (income) expense,
 net....................       565    (3,185)      (6,452)      236          (477)
                          --------  --------     --------  --------    ----------
Income (loss) before
 income taxes and
 extraordinary item.....    (4,989)  (20,749)          39    (5,658)      (19,090)
Income tax expense
 (benefit) .............       --        --           --        192        (2,896)
                          --------  --------     --------  --------    ----------
Income (loss) before
 extraordinary item.....    (4,989)  (20,749)          39    (5,850)      (16,194)
Extraordinary loss on
 early extinguishment of
 debt(2)................     1,798       --         3,585       --            --
                          --------  --------     --------  --------    ----------
Net loss................    (6,787)  (20,749)      (3,546)   (5,850)      (16,194)
Preferred stock
 dividends..............       741     4,756        4,830     4,830         3,820
Accretion of redeemable
 preferred stock to
 mandatory redemption
 value, including
 $17,506 in 1993
 relating to early
 redemption.............       276    18,823(3)       --        --            --
                          --------  --------     --------  --------    ----------
Net loss attributable to
 common stockholders....  $ (7,804) $(44,328)    $ (8,376) $(10,680)   $  (20,014)
                          ========  ========     ========  ========    ==========
Loss per common share
 before extraordinary
 item...................  $   (.74)    (4.48)(3)     (.37)     (.52)         (.66)
                          ========  ========     ========  ========    ==========
Net loss per common
 share..................      (.96)    (4.48)(3)     (.64)     (.52)         (.66)
                          ========  ========     ========  ========    ==========
Weighted average common
 shares outstanding.....     8,153     9,890 (4)   13,002    20,721        30,207
                                 FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
                            1992      1993         1994      1995         1996
                          --------  --------     --------  --------    ----------
CONSOLIDATED BALANCE
 SHEET DATA AT YEAR-END:
Working capital.........  $ 13,456  $  7,873     $ 15,952  $ 30,556    $   41,421
Intangible assets (net
 of accumulated
 amortization)..........   181,022   212,517      233,494   458,787       853,643
Total assets............   234,852   283,505      297,990   552,347     1,020,959
Long-term debt
 (including current
 portion)...............   165,000   152,000      174,000   201,000(5)    358,000(5)
Redeemable preferred
 stock, including
 accreted dividends.....    40,106       --           --        --            --
Common stock, subject to
 repurchase(6)..........    17,000       --           --        --            --
Stockholders' equity ...     2,905   120,968      112,353   304,577       549,411
Other Financial Data:
Broadcast cash flow(7)..    19,001    32,848       40,664    65,257       119,506

        See accompanying notes to Selected Consolidated Financial Data

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Consists of a non-cash charge resulting from the grant of employee stock options prior to the Company's initial public offering.

(2) In connection with its debt refinancings in 1992 and 1994, the Company wrote off the unamortized balance of deferred debt issuance costs of $1,798 and $3,585, respectively, as an extraordinary charge.

(3) Due to the early redemption of the Company's Series A and Junior Exchangeable Redeemable Preferred Stock in October 1993, a one-time accretion charge of approximately $17,506 was incurred which increased loss per common share for 1993 by $2.66.

(4) Subsequent to the Company's initial public offering, the calculation of weighted average common shares outstanding excludes common stock issuable upon the exercise of outstanding warrants and options due to their anti-dilutive effect on loss per common share.

(5) The current portion of the Company's long-term debt was $4,000 and $26,500 at December 31, 1995 and 1996, respectively.

(6) Represents shares of common stock which included a repurchase right. This repurchase right terminated in connection with the Company's initial public offering.

(7) Data on station operating income excluding depreciation and amortization, corporate general and administrative expenses, and other non-recurring costs (commonly referred to as broadcast cash flow), although not calculated in accordance with generally accepted accounting principles, is widely used in the broadcast industry as a measure of a company's operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Since the Company's acquisition in May of 1995 of Broadcasting Partners, Inc. ("BPI"), an eleven-station radio broadcasting group holding eight stations in the nation's ten largest radio markets (the "BPI Acquisition"), the Company has engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. Implementation of this acquisition strategy has been significantly accelerated in 1996 and to date in 1997 due to passage of the 1996 Act and the associated relaxation of national and local ownership limits. See "Business--Regulation of Radio Broadcasting--Ownership Matters" set forth in Part I--Item 1 herein. For a discussion of the various transactions completed and agreements entered since January 1, 1996 as part of the Company's acquisition strategy, see "Business-- Developments Since January 1, 1996" set forth in Part I--Item 1 herein. Upon consummation of the Viacom Acquisition, the Chancellor Merger (assuming the completion of Chancellor's pending transactions at March 1, 1997) and the Other Pending Transactions, the Company will have assembled superduopolies of at least three FM stations in six of the nation's top ten radio markets including superduopolies of five FM stations in four of the nation's top ten radio markets. The Company expects to continue to pursue acquisition opportunities that would create additional superduopolies in top ten radio markets and the Company may also pursue opportunities to expand the Company's presence in major markets not included within the top ten. In this regard, consummation of the Chancellor Merger will establish a Company presence in eight major markets in which the Company has not operated prior to the Chancellor Merger within the nation's top thirty radio markets.

  In the following analysis, management discusses the broadcast cash flow of its radio station group. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenues (net of agency commissions) and operating expenses (excluding depreciation and amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, and advertising and promotion expenses. The Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues, and the fourth quarter generally produces the highest revenues.

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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  The Company's results of operations for the year ended December 31, 1996 are not comparable to the results of operations for the year ended December 31, 1995 due to the impact of the various station acquisitions, dispositions and time brokerage agreements discussed in "Business--Developments Since January 1, 1996" set forth in Part I--Item 1 herein and in Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

  Net revenues for the year ended December 31, 1996 increased 80.4% to $293.9 million compared to $162.9 million for the year ended December 31, 1995. Station operating expenses excluding depreciation and amortization for 1996 increased 78.5% to $174.3 million compared to $97.7 million in 1995. Station operating income excluding depreciation and amortization and corporate general and administrative expense (broadcast cash flow) for 1996 increased 83.1% or $54.2 million to $119.5 million compared to $65.3 million in 1995. The increase in net revenues, station operating expenses, and broadcast cash flow was primarily attributable to the impact of the various station acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company's radio stations.

  Depreciation and amortization for 1996 increased 99.4% to $93.7 million compared to $47.0 million in 1995. The increase represents additional depreciation and amortization expenses due to the impact of recent acquisitions, offset by decreases due to certain intangibles which became fully amortized in 1995 and 1996.

  Corporate general and administrative expenses for 1996 increased 74.2% to $7.8 million compared to $4.5 million in 1995. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

  As a result of the above factors, operating income for 1996 increased 30.4% to $18.0 million compared to $13.8 million in 1995.

  Interest expense for 1996 increased 95.4% to $37.5 million compared to $19.2 million in 1995. The net increase in interest expense was primarily due to additional bank borrowings required to finance the Pyramid acquisition as well as the other station acquisitions discussed above, offset by repayment of borrowings under the revolving credit portion of the Senior Credit Facility from the net proceeds of approximately $264.2 million from the Company's public offering of Class A Common Stock in October 1996, and an overall decrease in the Company's borrowing rates.

  The provision for income tax expense for the year ended December 31, 1996 is comprised of current federal and state taxes of $.5 million and $1.0 million, respectively, and a deferred federal income tax benefit of $4.4 million. The Company from time to time seeks to defer recognition of taxable gains upon the disposition of radio properties by structuring dispositions as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, under appropriate circumstances.

  Dividends on preferred stock decreased $1.0 million to $3.8 million in 1996 compared to $4.8 million in 1995. The decrease in preferred stock dividends is due to the conversion of a total of 1,608,297 shares of the Company's Convertible Exchangeable Preferred Stock into a total of 5,025,916 shares of the Company's Class A Common Stock and the redemption of the remaining 1,703 shares of Convertible Exchangeable Preferred Stock during 1996.

  As a result of the above factors, the Company incurred a $20.0 million net loss attributable to common stockholders in 1996 compared to a $10.7 million net loss in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  The Company's results of operations for the year ended December 31, 1995 are not comparable to the results of operations for the year ended December 31, 1994 due to the impact of the BPI Acquisition. The BPI Acquisition resulted in the addition of seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets.

  Net revenues for the year ended December 31, 1995 increased 48.8% to $162.9 million compared to $109.5 million for the year ended December 31, 1994. Station operating expenses excluding depreciation and amortization for 1995 increased 41.9% to $97.7 million compared to $68.9 million in 1994. Station operating income excluding depreciation and amortization (broadcast cash flow) for 1995 increased 60.5% or $24.6 million to $65.3 million compared to $40.7 million in 1994. The increase in net revenues, station operating expenses, and broadcast cash flow was attributable to the overall net operational improvements realized by the Company's radio stations, in addition to the impact of the consolidation of the results of operations of BPI since the consummation of the BPI Acquisition on May 12, 1995.

  Depreciation and amortization for 1995 increased 53.6% to $47.0 million compared to $30.6 million in 1994. The net increase represents additional depreciation and amortization expenses due to the impact of the BPI Acquisition on May 12, 1995, offset by decreases due to certain intangible assets which became fully amortized in 1995 and 1994.

  Corporate general and administrative expenses for 1995 increased 67.5% to $4.5 million compared to $2.7 million in 1994. The increase is due to the growth of the Company primarily related to the BPI Acquisition.

  As a result of the above factors, operating income for 1995 increased 86.3% to $13.8 million compared to $7.4 million in 1994.

  Interest expense for 1995 increased 39.0% to $19.2 million compared to $13.8 million in 1994. The net increase in interest expense was due to additional bank borrowings of approximately $186.0 million required to finance the BPI Acquisition in May 1995, offset by the application of net proceeds of approximately $132.7 million from the Company's public offering of Class A Common Stock in July 1995 and overall decline in the Company's borrowing rates. The net proceeds from the public offering were used to repay borrowings under the revolving credit portion of the Senior Credit Facility, which borrowings had been incurred to finance the BPI Acquisition.

  Other income (expense) comprised of interest income, gain on disposition of assets and other expense, net was a $.2 million charge in 1995 compared to $6.5 million in income in 1994. Other income (expense) for the year ended December 31, 1994 includes a gain of approximately $7.3 million on the disposition of WAPE-FM and WFYV-FM in Jacksonville, Florida, which closed in April 1994.

  The provision for income tax expense for the year ended December 31, 1995 is comprised of current federal and state taxes of $.3 million and $.4 million, respectively, and a deferred federal income tax benefit of $.5 million.

  In connection with the Senior Credit Facility debt restructuring on November 29, 1994, the Company recorded an extraordinary charge of $3.6 million, consisting of a write-off of the unamortized balance of deferred debt issuance costs related to the debt retirement.

  Dividends on preferred stock were $4.8 million in 1995 and 1994.

  As a result of the above factors, the Company incurred a $10.7 million net loss attributable to common stockholders in 1995 compared to an $8.4 million net loss in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Overview. The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. The Company historically has used the proceeds of bank debt and public equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of its acquisition strategy.

  On October 17, 1996, the Company completed a secondary public offering of 9,000,000 shares of its Class A Common Stock at a public offering price of $30.625 per share. The net proceeds of approximately $265.0 million received by the Company were used to reduce borrowings under the New Revolving Loan (as defined below) portion of the Senior Credit Facility.

  The total cash financing required to consummate the Other Pending Transactions is expected to be $414.5 million. Of this amount, approximately $5.5 million has already been advanced by the Company in the form of escrow deposits or other upfront payments. In addition, the Company expects to receive $41.75 million in cash from the sale of WNKS-FM, WEJM-FM and WEJM-AM and the exchange of WQRS-FM for WWRC-AM. Accordingly, the Company will require approximately $367.25 million in additional financing to consummate the Other Pending Transactions. Additionally, the Company will require significant capital resources to consummate the Viacom Acquisition and the Chancellor Merger and to assume or refinance existing debt and preferred stock of Chancellor and its subsidiaries. It is likely that some portion of the Company's capital requirements will be funded from the proceeds of one or more of the Required Additional Dispositions that will be required to be made in order to effect the various pending transactions while remaining in compliance with the FCC's multiple ownership rules. However, the Company is unable to predict what level of proceeds may be received, given that certain required dispositions may be effected through exchanges for other assets and that the Company has not yet reached binding contracts regarding any of the Required Additional Dispositions.

  The Company is actively engaged in negotiations with certain of the lenders party to the Senior Credit Facility regarding the establishment of a new, expanded credit facility (the "Financing Transaction") that would (i) replace the Senior Credit Facility, (ii) provide the Company with additional borrowing capacity and (iii) partially fund the financing requirements of the Viacom Acquisition, the Chancellor Merger, and the Other Pending Transactions as well as other potential acquisitions. The Company is also exploring the possibility of supplementing the Financing Transaction through various other public or private sources of debt or equity capital. There can be no assurance that the Company will be successful in consummating the Financing Transaction, or that alternative sources of funding will be available on acceptable terms.

  The Senior Credit Facility. In connection with the Pyramid Acquisition, the Company amended and restated its Senior Credit Facility. Under the amended agreement, dated January 17, 1996, a $150.0 million Term Loan and a $200.0 million Revolving Loan remained in place, and the Company also established an additional revolving facility of up to $275.0 million (the "New Revolving Loan"). At December 31, 1996, the Company had drawn $150.0 million of the Term Loan, $190.0 million of the Revolving Loan, and $8.0 million of the New Revolving Loan. At March 1, 1997, after the consummation of the acquisitions of WWWW-FM and WDFN-AM in Detroit and KKSF-FM and KDFC-FM/AM in San Francisco on January 31, 1997, the Company had drawn $150.0 million of the Term Loan, $185.0 million of the Revolving Loan, and $196.0 million of the New Revolving Loan. The Company's ability to make additional borrowings under the New Revolving Loan is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility.

Substantially all of the assets of the Company and its subsidiaries are pledged to secure performance of the Company's obligations under the Senior Credit Facility.

  For additional information regarding the Senior Credit Facility, see Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

  When used in the preceding and following discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations and the acquisitions and dispositions of broadcast properties described elsewhere herein.

RECENTLY--ISSUED ACCOUNTING PRINCIPLES

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfers of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 125 are generally effective for transactions occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this Item is included on Pages F-1 through F-26 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are listed below:

Scott K. Ginsburg Chairman of the      Mr. Ginsburg has been Chairman of the
Board and Chief Executive Officer      Board of the Company since 1990. He
Director since 1988 Member of the      has been Chief Executive Officer and a
Executive and Nominating Committees    director of the Company since 1988.
of the Board of Directors Age: 44      Mr. Ginsburg was President of the
                                       Company from 1988 to 1993 and held
                                       various positions with H&G
                                       Communications, Inc. from 1987 to
                                       1988. Mr. Ginsburg entered the radio
                                       broadcasting business in 1983.

James E. de Castro President and       Mr. de Castro has been President of
Chief Operating Officer Director       the Company since 1993 and Chief
since 1989 Member of the Executive     Operating Officer and a director since
Committee of the Board of Directors    1989. From 1987 to 1988, Mr. de Castro
Age: 44                                held various positions with H&G
                                       Communications, Inc. and predecessor
                                       entities. From 1981 to 1989 Mr. de
                                       Castro was general manager of radio
                                       stations WLUP-FM and WLUP-AM (now
                                       known as WMVP-AM) in Chicago, and from
                                       1989 to 1992 Mr. de Castro was general
                                       manager of radio station KKBT-FM in
                                       Los Angeles.

Matthew E. Devine Executive Vice       Mr. Devine has been an Executive Vice
President, Chief Financial Officer     President of the Company since 1993,
 and Treasurer Director since 1989     Chief Financial Officer and Treasurer
Member of the Executive Committee of   of the Company since 1988 and a
the Board of Directors Age: 48         director since 1989.


Kenneth J. O'Keefe Executive Vice      Mr. O'Keefe has been an Executive Vice
President--Operations Director since   President of the Company since
1996 Age: 42                           February of 1996 and a director since
                                       May of 1996. Prior to joining the
                                       Company in 1996, Mr. O'Keefe was a
                                       director, Chief Financial Officer and
                                       Executive Vice President of Pyramid
                                       Communications, Inc. from March 1994
                                       until the Company's acquisition of
                                       Pyramid Communications, Inc. on
                                       January 17, 1996. Mr. O'Keefe served
                                       in various capacities with Pyramid
                                       Communications, Inc. or predecessor
                                       entities during the five-year period
                                       prior to his joining the Company in
                                       1996.

Joseph M. Sitrick Director since       Mr. Sitrick has been a director of the
1988 Member of the Audit and           Company since 1988. Mr. Sitrick is a
CompensationCommittees of the Board    Vice President with Blackburn &
of Directors Age: 75                   Company, Incorporated, a media
                                       brokerage firm, which he joined in
                                       1958.

Thomas J. Hodson Director since 1992   In 1994, Mr. Hodson became President
Member of the Audit, Nominating and    of Columbia Falls Aluminum Company. He
Compensation Committees of the Board   had been a Vice President of Stephens,
of Directors Age: 53                   Inc. from 1986 through 1993. Mr.
                                       Hodson has been a director of the
                                       Company since 1992.

Perry Lewis Director since 1995        Mr. Lewis was the Chairman of
Member of the Nominating and           Broadcasting Partners, Inc. ("BPI")
Compensation Committees of the Board   from its inception in 1988 until its
of Directors Age: 59                   merger with the Company in 1995 and
                                       was Chief Executive Officer of BPI
                                       from 1993 to 1995. Mr. Lewis has been
                                       a director of the Company since the
                                       Company acquired BPI in 1995. Mr.
                                       Lewis is a founder of Morgan, Lewis,
                                       Githens & Ahn ("MLG&A"), an investment
                                       banking and leveraged buyout firm
                                       which was established in 1982. Mr.
                                       Lewis serves as a director of Aon
                                       Corporation, Quaker Fabric
                                       Corporation, ITI Technologies, Inc.
                                       and Stuart Entertainment, Inc.

Eric L. Bernthal Director since 1996   Mr. Bernthal has been a director of
Age: 50                                the Company since 1996. Mr. Bernthal
                                       has been a partner with the law firm
                                       of Latham & Watkins, Washington, D.C.,
                                       regular legal counsel to the Company,
                                       since 1986.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Class A Common Stock or the Company's $3.00 Convertible Exchangeable Preferred Stock to file with the Securities and Exchange Commission (the "S.E.C.") initial reports of ownership and reports of changes in ownership of any equity securities of the Company. As discussed elsewhere herein, all of the Company's issued and outstanding $3.00 Convertible Exchangeable Preferred Stock was redeemed or converted during 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II - Item 7 contained elsewhere herein. To the Company's knowledge, for the period from January 1, 1996 through March 1, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and holders of more than 10% of the Class A Common Stock or the $3.00 Convertible Exchangeable Preferred Stock were satisfied, except that (i) directors Joseph M. Sitrick, Thomas J. Hodson and Perry J. Lewis each filed late a Form 5 for the year ended December 31, 1995 in connection with the grant of stock options under the Company's Non-Employee Director Stock Option Plan and (ii) Putnam Investments, Inc. has not filed a Form 3 in connection with its acquisition of the Company's Class A Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

  Directors who are also officers of the Company receive no additional compensation for their services as directors. Effective for the 1997 fiscal year, directors who are not officers will receive (i) a fee of $12,000 per annum, (ii) a $1,000 fee for attendance at meetings or, if applicable, a $500 fee for attendance at meetings by telephone, (iii) a $500 fee for attendance at a committee meeting held on the same day as a regularly scheduled meeting and (iv) a $750 fee for attendance at a committee meeting held on a day other than a regularly scheduled meeting day. Directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with such meetings. Additionally, all non-employee directors in office on the day of the Company's Annual Meeting are entitled to an award of options to purchase 7,500 shares of Class A Common Stock at an exercise price equal to the fair market value of such shares on the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

  Summary Compensation. The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company for the three fiscal years ending December 31, 1996, to the Company's Chief Executive Officer and each of the Company's other executive officers serving in such capacity at the end of the last completed fiscal year whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996.

                          SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                     ANNUAL COMPENSATION           COMPENSATION
                              ------------------------------------ ------------
                                                        OTHER                   SECURITIES
        NAME AND                                       ANNUAL       RESTRICTED  UNDERLYING   LTIP    ALL OTHER
   PRINCIPAL POSITION    YEAR  SALARY      BONUS   COMPENSATION(1) STOCK AWARDS OPTIONS (2) PAYOUTS COMPENSATION
   ------------------    ---- --------    -------- --------------- ------------ ----------- ------- ------------
Scott K. Ginsburg....... 1996 $750,000    $956,000       --            --         187,500     --      $ 9,776(3)
 Chairman of the Board   1995  650,000         --        --            --             --      --        7,663(3)
 and Chief Executive     1994  574,000      50,000       --            --             --               11,020(3)
 Officer
James E. de Castro...... 1996 $750,000    $704,000       --            --          37,500     --        2,455(3)
 President and Chief     1995  650,000     125,000       --            --         150,000     --        2,455(3)
 Operating Officer       1994  500,000      50,000       --            --          75,000     --       27,455(4)
Matthew E. Devine....... 1996 $300,000    $352,000       --            --          18,750     --          --
 Executive Vice          1995  275,000      63,000       --            --          75,000     --          --
 President, Chief        1994  194,000      25,000       --            --          75,000     --          --
 Financial Officer and
 Treasurer
Kenneth J. O'Keefe...... 1996 $250,000(5) $210,000       --            --         150,000     --          --
 Executive Vice          1995      --          --        --            --             --      --          --
 President Operations    1994      --          --        --            --             --      --          --

--------
(1) The aggregate annual amount of perequisites and other personal benefits, securities or property does not exceed $50,000 or 10% of the total of the annual salary and bonus for the named officer.
(2) Gives effect to the Stock Split.
(3) Payment of term life insurance policy.
(4) Includes payment of a term life insurance policy and payments to Mr. de Castro as compensation to offset increased costs and other expenses associated with Mr. de Castro's temporary relocation to Los Angeles, California, undertaken at the request of the Company. These amounts were $2,455 and $25,000, respectively.
(5) Represents compensation for the period beginning March 1, 1996, when Mr. O'Keefe joined the Company.

  Option Grants in Last Fiscal Year. The following table sets forth information regarding options to purchase Class A Common Stock granted by the Company to its Chief Executive Officer and the other executive officers named in the Summary Compensation Table during the 1996 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS               GRANT DATE VALUE
                         ------------------------------------ ------------------------
                         NUMBER OF
                         SECURITIES  % OF TOTAL
                         UNDERLYING   OPTIONS
                          OPTIONS    GRANTED TO  EXERCISE OR              GRANT DATE
                          GRANTED   EMPLOYEES IN  BASE PRICE  EXPIRATION PRESENT VALUE
NAME                     (#)(1)(2)  FISCAL YEAR  ($/SHARE)(2)    DATE        $(5)
----                     ---------- ------------ ------------ ---------- -------------
Scott K. Ginsburg.......  150,000       25.5%     $21.33(3)    12/31/05    1,792,500
                           37,500        6.4%      24.50(4)    12/31/05      478,125
James E. de Castro......   37,500        6.4%      24.50(4)    12/31/04      436,875
Matthew E. Devine.......   18,750        3.2%      24.50(4)    12/31/04      218,438
Kenneth J. O'Keefe......  150,000       25.5%      21.33(3)    03/01/06    1,545,000

--------
(1) Represents options to purchase shares of Class A Common Stock granted under the Company's 1995 Stock Option Plan for Executive Officers and Key Employees (the "1995 Stock Option Plan"). The options awarded to Mr. Ginsburg are exercisable in whole or part beginning on January 1, 2001, and expire on December 31, 2005. The options awarded to Mr. de Castro and Mr. Devine are exercisable in whole or part beginning January 1, 2000, and expire on December 31, 2004. The options awarded to Mr. O'Keefe are exercisable in whole or part beginning February 28, 1999, and expire on March 1, 2006. The Compensation Committee under certain circumstances has the discretion to accelerate the exercisability of the options in connection with the occurrence of a change in control of the Company. The options may expire earlier upon the occurrence of certain merger or consolidation transactions involving the Company. The Company is not required to issue and deliver any certificate for shares of Class A Common Stock purchased upon exercise of the option or any portion thereof prior to fulfillment of certain conditions, including the completion of registration or qualification of such shares of Class A Common Stock under federal or state securities laws and the payment to the Company of all amounts required to be withheld upon exercise of the options under any federal, state or local tax law. The holder of an option has no rights or privileges of a stockholder in respect of any shares of Class A Common Stock purchasable upon exercise of the options unless and until certificates representing such shares shall have been issued by the Company to such holder. Once exercisable, the options are exercisable by the holder or, upon the death of such holder, by his personal representatives or by any person empowered to do so under such holder's will or under the applicable laws of descent and distribution. The options are not transferable except by will or by the applicable laws of descent and distribution.
(2) Gives effect to the Stock Split.
(3) Represents the estimated fair value of Class A Common Stock on December 29, 1995, the last trading day before December 31, 1995, the date of grant.
(4) Represents the estimated fair value of Class A Common Stock on December 30, 1996, the last trading day before December 31, 1996, the date of the grant.
(5) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 44.5%; risk-free interest rate of 6.0% and expected life of seven years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

  The following table sets forth information concerning option exercises in the year ended December 31, 1996 by the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table, and the value of each such executive officer's unexercised options at December 31, 1996.

                                                      NUMBER OF
                                                SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                           SHARES                UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                         ACQUIRED ON  VALUE   AT FISCAL YEAR-END (#)(1) AT FISCAL YEAR-END ($)(2)
                          EXERCISE   REALIZED ------------------------- -------------------------
                           (#)(1)      ($)    EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                         ----------- -------- ----------- ------------- ----------- -------------
Scott K. Ginsburg.......      --         --         --       187,500           --      475,500
James E. de Castro......   15,000    418,050    547,500      187,500    12,608,775     475,500
Matthew E. Devine.......      --         --     150,000       93,750     2,874,000     237,750
Kenneth J. O'Keefe......      --         --         --       150,000           --      475,500

--------
(1) Gives effect to the Stock Split.
(2) Based upon a per share price for Class A Common Stock of $24.50. This price represents the closing price for the Class A Common Stock on the NASDAQ National Market System on December 30, 1996.

EMPLOYMENT AGREEMENTS

  On November 27, 1995, the Company entered into a new employment agreement with Mr. de Castro that has a term through December 31, 1999 and provides for an annual base salary beginning at $650,000 in 1995 and increasing incrementally to $900,000 in 1999. In addition, the agreement provides for Mr. de Castro to receive an annual incentive bonus based upon a percentage of the amount by which the Company exceeds certain annual performance targets as defined in the agreement. The agreement also provides that Mr. de Castro is eligible for certain options to purchase Class A Common Stock. Upon execution of the agreement, Mr. de Castro was awarded options to purchase 150,000 shares of Class A Common Stock (after giving effect to the Stock Split). Mr. de Castro is eligible to receive over the term of the agreement options to purchase up to an additional 150,000 shares of Class A Common Stock (after giving effect to the Stock Split), subject to continued employment and satisfaction of other conditions. The agreement terminates upon the death of Mr. de Castro and may be terminated by the Company upon the disability of Mr. de Castro, for or without "cause" or upon a "change in control" of the Company (as defined in the agreement). The agreement may be terminated by Mr. de Castro in the event of a change in control of the Company, in which event Mr. de Castro is entitled to receive
(i) an accelerated grant of all options to which he otherwise would have been entitled over the term of the agreement, (ii) immediate payment of the base salary which he otherwise would have earned over the term of the agreement,
(iii) a pro-rated annual incentive bonus and (iv) $1,250,000. During the term of the agreement, Mr. de Castro is prohibited from engaging in certain activities competitive with the business of the Company. However, with the approval of the Company, Mr. de Castro may engage in activities not directly competitive with the business of the Company as long as such activities do not unreasonably interfere with Mr. de Castro's employment obligations.

  On November 28, 1995, the Company entered into a new employment agreement with Mr. Devine that has a term through December 31, 1999 and provides for an annual base salary beginning at $275,000 in 1995 and increasing incrementally to $375,000 in 1999. In addition, the agreement provides for Mr. Devine to receive an annual incentive bonus based upon a percentage of the amount by which the Company exceeds certain annual performance targets as defined in the agreement. The agreement also provides that Mr. Devine is eligible for certain options to purchase Class A Common Stock. Upon execution of the agreement, Mr. Devine was awarded options to purchase 75,000 shares of Class A Common Stock (after giving effect to the Stock Split). Mr. Devine is eligible to receive over the term of the agreement options to purchase up to an additional 75,000 shares of Class A Common Stock (after giving effect to the Stock Split), subject to continued employment and satisfaction of other conditions. The agreement terminates upon the death of Mr. Devine and may be terminated by the Company upon the disability of Mr. Devine, for or without "cause" or upon a "change in control" of the Company (as defined in the agreement). The agreement may be terminated by Mr. Devine in the event of a change in control of the Company, in which event Mr. Devine is entitled to receive (i) an accelerated grant of all options to which he otherwise would have been entitled over the term of the agreement, (ii) immediate payment of the base salary which he otherwise would have earned over the term of the agreement,
(iii) a pro-rated annual incentive bonus and (iv) $750,000. During the term of the agreement, Mr. Devine is prohibited from engaging in certain activities competitive with the business of the Company. However, with the approval of the Company, Mr. Devine may engage in activities not directly competitive with the business of the Company as long as such activities do not unreasonably interfere with Mr. Devine's employment obligations.

  In February of 1996, the Company entered into an employment agreement with Mr. O'Keefe that has a term through February 28, 1999 and provides for an annual base salary beginning at $300,000 in 1996 and increasing incrementally to $350,000 in 1998. Mr. O'Keefe was nominated for election to the Board of Directors pursuant to the terms of his employment agreement. In addition, the agreement provides for Mr. O'Keefe to receive an annual incentive bonus based upon a percentage of the amount by which the Company exceeds certain annual performance targets as defined in the agreement. The agreement also provides that Mr. O'Keefe is eligible for certain options to purchase Class A Common Stock. Pursuant to the agreement, Mr. O'Keefe was awarded options to purchase 150,000 shares of Class A Common Stock (after giving effect to the Stock Split). The stock options vest and become exercisable subject to Mr. O'Keefe's continued employment by the Company through February 28, 1999. However, Mr. O'Keefe may be eligible to exercise the options on a pro rata basis in the event he is terminated prior to February 28, 1999 upon certain events specified in his employment agreement, including Mr. O'Keefe's death or disability, a change in control of the Company, termination without cause and a material breach of the employment agreement by the Company leading to the resignation of Mr. O'Keefe. The agreement terminates upon the death of Mr. O'Keefe and may be terminated by the Company upon the disability of Mr. O'Keefe or for or without "cause" (as defined in the agreement). During the term of the agreement, Mr. O'Keefe is prohibited from engaging in certain activities competitive with the business of the Company. However, with the approval of the Company, Mr. O'Keefe may engage in activities not directly competitive with the business of the Company as long as such activities do not materially interfere with Mr. O'Keefe's employment obligations. On January 29, 1997, the Compensation Committee of the Board of Directors of the Company authorized the negotiation, execution and delivery of an amended employment agreement for Mr. O'Keefe in order to make certain provisions of Mr. O'Keefe's employment agreement comparable to those of Mr. de Castro and Mr. Devine. As of March 1, 1997, no such amended employment agreement has been entered into.

  On April 15, 1996, the Company entered into a new employment agreement with Mr. Ginsburg, Chairman of the Board and Chief Executive Officer of the Company that has a term that extends through December 31, 2000 and provides for an initial annual base salary of $750,000 in 1996 which increases incrementally each year to $950,000 in 2000. In addition, the agreement provides for Mr. Ginsburg to receive an annual incentive bonus based upon a percentage of the amount by which the Company exceeds certain annual performance targets which are defined in the agreement. The agreement also provides that Mr. Ginsburg is eligible to receive options to purchase Class A Common Stock. Upon execution of the Agreement, Mr. Ginsburg was awarded an option to purchase 150,000 shares of Class A Common Stock at an exercise price of $21.33 per share (representing the last sale price of the Class A Common Stock on the Nasdaq National Market on December 29, 1995) (after giving effect to the Stock Split). Mr. Ginsburg is eligible to receive, over the term of the agreement, options to purchase up to an additional 187,500 shares of Class A Common Stock (after giving effect to the Stock Split), subject to continued employment and satisfaction of other conditions specified in the agreement. Upon execution of the agreement, Mr. Ginsburg also received a one time bonus in the amount of $1,000,000 in consideration of his extraordinary services to the Company including the Company's strong operating performance, broadcast properties acquisition program and Mr. Ginsburg's other activities on behalf of the Company. Under the agreement, the Company also agreed to make to Mr. Ginsburg a ten-year unsecured loan in the amount of $3,500,000 bearing interest at a fixed rate equal to the applicable Federal long-term rate in effect on the date on which the loan is made. The terms of the loan will require Mr. Ginsburg to repay principal of the loan in five equal annual installments, commencing on the sixth anniversary of the date on which the loan is made. As of March 1, 1997, Mr. Ginsburg has borrowed approximately $824,000 under the loan. The agreement may be terminated by Mr. Ginsburg in the event of a "change in control" of the Company, in which event Mr. Ginsburg is entitled to receive (i) an accelerated grant of all options to which he otherwise would have been entitled over the term of the agreement, (ii) immediate payment of the base salary which he otherwise would have earned over the term of the agreement and (iii) a pro-rated annual incentive bonus. The agreement may be terminated by the Company upon the permanent disability of Mr. Ginsburg, in which event, Mr. Ginsburg shall receive (i) base salary for one year (payable in installments) from the date of termination at the level in effect on the date of termination and (ii) a pro-rated annual incentive bonus. The agreement may also be terminated by the Company for or without cause, provided that, in the event such termination is without cause, Mr. Ginsburg shall receive (i) grants of options on the same schedule and under the same terms as if such termination had occurred on December 31, 2000, (ii) base salary, payable in installments through December 31, 2000, in the amounts to which Mr. Ginsburg would have been entitled if such termination had occurred on December 31, 2000, and (iii) a pro-rated annual incentive bonus. The agreement terminates upon the death of Mr. Ginsburg, in which event, Mr. Ginsburg's estate or legal representative shall receive the amounts that would have been payable to Mr. Ginsburg in the event of termination for reason of his permanent disability (set forth above). During the term of this agreement, Mr. Ginsburg is prohibited from engaging in certain activities competitive with the business of the Company.

  On February 19, 1997, the Company entered into a memorandum of agreement (the "Memorandum") with Mr. Ginsburg in connection with the Company's entering into the Chancellor Merger Agreement. The Memorandum was entered in connection with the execution of the Merger Agreement, because the Company and Chancellor concluded that it was desirable to extend Mr. Ginsburg's term of employment with the Company in order to provide for continuity and stability of management of the Company following consummation of the Chancellor Merger. The Memorandum is intended to be replaced by a definitive employment contract prior to consummation of the Chancellor Merger; should the Chancellor Merger not be consummated, the employment agreement contemplated by the Memorandum will not be entered into. The Memorandum provides that the term of Mr. Ginsburg's employment with the Company will be extended through the fifth annual anniversary of the consummation of the Chancellor Merger, which Mr. Ginsburg may extend for an additional five years, and provides for an initial base salary of $1,000,000 in the first year following the consummation of the Chancellor Merger, to be increased each year by a percentage equal to the percentage change in the consumer price index during the preceding year. In addition, the Memorandum provides for an annual bonus of up to $3,000,000 based upon a percentage of the amount by which the Company exceeds certain annual performance targets which are defined in the Memorandum. The Memorandum also provides that Mr. Ginsburg is eligible to receive options to purchase 100,000 shares per year of the Company's common stock. The Memorandum provides that if Mr. Ginsburg's employment is terminated prior to the fifth annual anniversary of the consummation of the Chancellor Merger, except termination for "cause" or termination by Mr. Ginsburg for other than "good reason," Mr. Ginsburg will receive on such termination date options to purchase the number of shares of Common Stock that is equal to 500,000 minus the number of shares of Common Stock subject to options received by Mr. Ginsburg pursuant to the Memorandum (or any definitive agreement executed by Mr. Ginsburg and Evergreen) prior to such date. The Memorandum provides that all options granted to Mr. Ginsburg will be exercisable for ten years from the date of grant of the option, at a price equal to the market price for the Company's Common Stock on the date of grant of the option. The Memorandum provides that, in the event of termination of Mr. Ginsburg's employment following the Chancellor Merger, except termination for "cause" or termination by Mr. Ginsburg for other than "good reason," Mr. Ginsburg will be entitled to a one-time cash payment in an amount (after payment by the Company of any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended) equal to $20,000,000. The Memorandum provides that Mr. Ginsburg will have registration rights with respect to all Common Stock owned by Mr. Ginsburg upon the consummation of the Chancellor Merger and any such stock acquired thereafter. The Memorandum provides that the Company, Chancellor and Mr. Ginsburg will work together in good faith to prepare and execute a definitive employment agreement containing the terms of the Memorandum, including definitions of "cause" and "good reason," at or prior to consummation of the Chancellor Merger. As of March 1, 1997, a definitive employment agreement had not been executed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  From January 1, 1996 through December 31, 1996, the Compensation Committee of the Board consisted of Messrs. Sitrick, Lewis and Hodson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table lists information concerning the beneficial ownership of the Company's Common Stock on March 1, 1997 by (i) each person known to the Company to own beneficially more than 5% of any class of the Common Stock,
(ii) each director and executive officer of the Company and (iii) all directors and executive officers as a group.

                           CLASS A COMMON STOCK       CLASS B COMMON STOCK    PERCENT OF
                          -------------------------- ----------------------- TOTAL VOTING
                                          PERCENT                 PERCENT      POWER AS
NAME OF STOCKHOLDER       SHARES (1)    OF CLASS (1) SHARES (1) OF CLASS (1) ADJUSTED (1)
-------------------       ----------    ------------ ---------- ------------ ------------
Scott K.
 Ginsburg (2)(3)........        --           --      3,114,066     100.0%        44.3%
James E de Castro (2)...    497,500(4)       1.3%          --        --           *
Matthew E. Devine (2)...    150,000(4)        *            --        --           *
Joseph M. Sitrick (5)...     99,289(6)        *            --        --           *
Perry J. Lewis (7)......     59,274(8)        *            --        --           *
Thomas J. Hodson (9)....      7,500(4)        *            --        --           --
Kenneth J.
 O'Keefe (10)...........      2,000           *            --        --           --
Eric L. Bernthal (11)...      2,500(4)        *            --        --           --
J. & W. Seligman & Co.,
 Incorporated (12)......  2,655,449          6.8%          --        --           3.8%
FMR Corp. (13)..........  2,581,012          6.6%          --        --           3.7%
American Century
 Companies (14).........  2,102,500          5.4%          --        --           3.0%
Putnam Investments,
 Inc. (15)..............  5,159,251         13.2%          --        --           7.3%
The Equitable Companies,
 Incorporated (16)......  3,769,800          9.6%          --        --           5.4%
All directors and
 executive officers as a
 group
 (8 persons)............    818,063          2.1%    3,114,066     100.0%        45.5%

--------
  * Less than one percent (1%).
 (1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. "Beneficial ownership" does not include the number of shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock, although shares of Class B Common Stock are freely convertible into shares of Class A Common Stock. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.
 (2) The address of Mr. Ginsburg, Mr. Devine and Mr. de Castro is Evergreen Media Corporation, 433 E. Las Colinas Boulevard, Irving, Texas 75039.
 (3) The 3,114,066 shares of Class B Common Stock held by Mr. Ginsburg includes 5,800 shares of Class B Common Stock held by Mr. Ginsburg as custodian for his children.
 (4) Consists of outstanding options to purchase Class A Common Stock awarded pursuant to the Company's various stock option plans.
 (5) The address of Mr. Sitrick is Blackburn & Company, Incorporated, 201 N. Union Street, Suite 340, Alexandria, Virginia, 22314.
 (6) Includes 91,789 shares of Class A Common Stock owned by Mr. Sitrick and 7,500 options to purchase Class A Common Stock awarded pursuant to the Company's Non-Employee Director Stock Option Plan.
 (7) The address of Mr. Lewis is MLGAL Partners, L.P., Two Greenwich Plaza, Greenwich, Connecticut, 06830.

 (8) Includes 51,774 shares of Class A Common Stock owned by Mr. Lewis and 7,500 options to purchase Class A Common Stock awarded pursuant to the Company's Non-Employee Director Stock Option Plan.
 (9) The address of Mr. Hodson is Columbia Falls Aluminum Company, 12115 Hinson Road, Little Rock, Arkansas, 72212.
(10) The address of Mr. O'Keefe is Evergreen Media Corporation, 99 Revere Beach Parkway, Medford, Massachusetts, 02155.
(11) The address of Mr. Bernthal is Latham & Watkins, 1001 Pennsylvania Avenue, N.W., Washington, D.C., 20004.
(12) The address of J. & W. Seligman & Co., Incorporated is 100 Park Avenue, New York, New York, 10017. Share ownership for J. &W. Seligman & Co., Incorporated is based on the Schedule 13D filed by such person with the Securities and Exchange Commission on February 12, 1997.
(13) The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts, 02109. Share ownership for FMR Corp. is based on the Schedule 13G filed by such person with the Securities and Exchange Commission on February 11, 1997.
(14) The address of American Century Companies is 4500 Main Street, P.O. Box 418210, Kansas City, Missouri, 64141-9210. Share ownership for American Century Companies, Inc. is based on the Schedule 13G filed by such person with the Securities and Exchange Commission on February 5, 1997.
(15) The address of Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts, 02109. Share ownership for Putnam Investments, Inc. is based on the Schedule 13G, Amendment No. 1, filed by such person with the Securities and Exchange Commission on January 29, 1997.
(16) The address of The Equitable Companies, Incorporated is 787 Seventh Avenue, New York, New York 10019. Share ownership for The Equitable Companies, Incorporated is based on the Schedule 13G, Amendment No. 1, filed by such person with the Securities and Exchange Commission on January 10, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND TRANSACTIONS

  Mr. Sitrick, who serves on the Board of Directors, is a Vice President with Blackburn & Company, Incorporated. Blackburn & Company, Incorporated has from time to time rendered brokerage services to the Company in connection with the purchase and sale of radio stations for which it has been paid customary compensation, and Blackburn & Company, Incorporated expects to continue to render such services for the future.

  Mr. Bernthal, who serves on the Board of Directors, is a partner in the law firm of Latham & Watkins, regular legal counsel to the Company.

  Under the terms of the Company's employment agreement with Mr. Ginsburg, dated April 15, 1996, the Company has agreed to make to Mr. Ginsburg, a ten-year unsecured loan. For a discussion of the terms of the loan, see "Executive Compensation--Employment Agreements" set forth in Part III--Item 11 herein. As of the date hereof, the loan has not been made.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1.Financial Statements.

    2.Financial Statement Schedules.

     The financial statements and financial statement schedules listed in the index to the Consolidated Financial Statements of the Company that appear on Page F-1 of this Report on Form 10-K are filed as part of this Report.

    3.Exhibits.

     The exhibits to this Report on Form 10-K are listed under item 14(c) below.

  (b)Reports on Form 8-K.

    1. Form 8-K/A dated October 18, 1996, reporting consummation of acquisition of assets from WEDR, Inc.

    2. Form 8-K, dated February 16, 1997, reporting certain events related to the execution of the Viacom Stock Purchase Agreement (attached as Exhibit 2.28 hereto) and the execution of the Chancellor Merger Agreement (attached as Exhibit 2.29 hereto).

       EXHIBIT NO. DESCRIPTION OF EXHIBIT
   (c) ----------- ----------------------
        (f) 2.9    Plan of Reorganization and Merger by and between Evergreen
                   Media Corporation and Broadcasting Partners, Inc., dated as of January 31, 1995, as amended, including the Form of Registration Rights Agreement among MLGA Fund I, L.P., MLGA
                   Fund II, L.P., MLGA/BPI Partners I, L.P., MLGAL Partners,
                   Limited Partnership and Evergreen Media Corporation (see table of contents for a list of omitted schedules).
        (g) 2.9A   Agreement dated as of January 31, 1995 among Evergreen Media
                   Corporation, Broadcasting Partners, Inc., the holders of the shares of capital stock of Broadcasting Partners, Inc. and Scott K. Ginsburg, holder of shares of capital stock of Evergreen Media Corporation.
        (f) 2.10   Plan and Agreement of Merger among Evergreen Media Partners
                   Corporation, Evergreen Media Corporation and Broadcasting
                   Partners, Inc., dated as of April 12, 1995.
        (h) 2.11   Agreement and Plan of Merger by and among Pyramid
                   Communications, Inc., Evergreen Media Corporation and
                   Evergreen Media/Pyramid Corporation dated as of July 14,
                   1995 (see table of contents for list of omitted exhibits and schedules).
        (i) 2.11A  Amendment to Plan and Agreement of Merger by and among
                   Pyramid Communications, Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated September 7,
                   1995.
        (i) 2.11B  Amendment to Plan and Agreement of Merger by and among
                   Pyramid Communications, Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated January 11,
                   1996.
        (j) 2.12   Purchase Agreement between Fairbanks Communications, Inc.
                   and Evergreen Media Corporation dated October 12, 1995 (see table of contents for list of omitted exhibits and schedules).
        (n) 2.13   Option Agreement dated as of January 9, 1996 between
                   Chancellor Broadcasting Company and Evergreen Media
                   Corporation (including Form of Advertising Brokerage
                   Agreement and Form of Asset Purchase Agreement).
        (o) 2.14   Asset Purchase Agreement dated April 4, 1996 between
                   American Radio Systems Corporation and Evergreen Media
                   Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

       EXHIBIT NO. DESCRIPTION OF EXHIBIT
       ----------- ----------------------
        (o) 2.15   Asset Purchase Agreement dated April 11, 1996 between
                   Mercury Radio Communications, L.P. and Evergreen Media
                   Corporation of Los Angeles, Evergreen Media/Pyramid Holdings
                   Corporation, WHTT (AM) License Corp. and WHTT (FM) License
                   Corp. (see table of contents for list of omitted exhibits
                   and schedules).
        (o) 2.16   Asset Purchase Agreement dated April 19, 1996 between
                   Crescent Communications L.P. and Evergreen Media Corporation
                   of Los Angeles (see table of contents for list of omitted
                   exhibits and schedules).
        (p) 2.17   Asset Purchase Agreement dated June 13, 1996 between
                   Evergreen Media Corporation of Los Angeles and Greater
                   Washington Radio, Inc. (see table of contents for list of
                   omitted exhibits and schedules).
        (p) 2.18   Asset Exchange Agreement dated June 13, 1996 among Evergreen
                   Media Corporation of Los Angeles, Evergreen Media
                   Corporation of the Bay State, WKLB License Corp., Greater
                   Media Radio, Inc. and Greater Washington Radio, Inc. (see
                   table of contents for list of omitted exhibits and
                   schedules).
        (p) 2.19   Purchase Agreement dated June 27, 1996 between WEDR, Inc.,
                   Seller and Evergreen Media Corporation of Los Angeles,
                   Buyer. (See table of contents for list of omitted schedules)
        (p) 2.20   Time Brokerage Agreement dated July 10, 1996 by and between
                   Evergreen Media Corporation of Detroit, as Licensee, and
                   Kidstar Interactive Media Incorporated, as Time Broker.
        (p) 2.21   Asset Purchase Agreement dated July 15, 1996 by and among
                   Century Chicago Broadcasting L.P., an Illinois limited
                   partnership, ("Seller"), Century Broadcasting Corporation, a
                   Delaware Corporation ("Century"), Evergreen Media
                   Corporation of Los Angeles, a Delaware Corporation
                   ("Parent"), and Evergreen Media Corporation of Chicago, a
                   Delaware Corporation ("Buyer").
        (p) 2.22   Asset Purchase Agreement dated August 12, 1996 by and among
                   Chancellor Broadcasting Company, Shamrock Broadcasting, Inc.
                   and Evergreen Media Corporation of the Great Lakes.
        (p) 2.23   Asset Purchase Agreement dated as of August 12, 1996 between
                   Secret Communications Limited Partnership and Evergreen
                   Media Corporation of Los Angeles (WQRS-FM). (See table of
                   contents for list of omitted exhibits and schedules)
        (p) 2.24   Asset Purchase Agreement dated as of August 12, 1996 between
                   Secret Communications Limited Partnership and Evergreen
                   Media Corporation of Los Angeles. (See table of contents for list of omitted schedules)
        (q) 2.25   Letter of intent dated August 27, 1996 between EZ
                   Communications, Inc. and Evergreen Media Corporation.
        (q) 2.26   Asset Purchase Agreement dated September 19, 1996 between
                   Beasley-FM Acquisition Corp., WDAS License Limited
                   Partnership and Evergreen Media Corporation of Los Angeles.
        (q) 2.27   Asset Purchase Agreement dated September 19, 1996 between
                   The Brown Organization and Evergreen Media Corporation of
                   Los Angeles.
        (r) 2.28   Stock Purchase Agreement by and between Viacom
                   International, Inc. and Evergreen Media Corporation of Los
                   Angeles, dated February 16, 1997 (See table of contents for omitted schedules and exhibits).
        (r) 2.29   Agreement and Plan of Merger, by and among Evergreen Media
                   Corporation, Chancellor Broadcasting Company and Chancellor
                   Radio Broadcasting Company, dated as of February 19, 1997.

       EXHIBIT NO. DESCRIPTION OF EXHIBIT
       ----------- ----------------------
        (r) 2.30   Stockholders Agreement, by and among Chancellor Broadcasting
                   Company, Evergreen Media Corporation, Scott K. Ginsburg
                   (individually and as custodian for certain shares held by
                   his children), HM2/Chancellor, L.P., Hicks, Muse, Tate &
                   First Equity Fund II, L.P., HM2/HMW, L.P., The Chancellor
                   Business Trust, HM2/HMD Sacramento GP, L.P., Thomas O.
                   Hicks, as Trustee of the William Cree Hicks 1992 Irrevocable
                   Trust, Thomas O. Hicks, as Trustee of the Catherine Forgave
                   Hicks 1993 Irrevocable Trust, Thomas O. Hicks, as Trustee of
                   the John Alexander Hicks 1984 Trust, Thomas O. Hicks, as
                   Trustee of the Mack Hardin Hicks 1984 Trust, Thomas O.
                   Hicks, as Trustee of Robert Bradley Hicks 1984 Trust, Thomas
                   O. Hicks, as Trustee of the Thomas O. Hicks, Jr. 1984 Trust,
                   Thomas O. Hicks and H. Rand Reynolds, as Trustees for the
                   Muse Children's GS Trust, and Thomas O. Hicks, dated as of
                   February 19, 1997.
        (r) 2.31   Joint Purchase Agreement, by and among Chancellor Radio
                   Broadcasting Company, Chancellor Broadcasting Company,
                   Evergreen Media Corporation of Los Angeles, and Evergreen
                   Media Corporation, dated as of February 19, 1997.
           *2.32   Asset Exchange Agreement, by and among EZ Communications,
                   Inc., Professional Broadcasting Incorporated, EZ
                   Philadelphia, Inc., Evergreen Media Corporation of Los
                   Angeles, Evergreen Media Corporation of Charlotte, Evergreen
                   Media Corporation of the East, Evergreen Media Corporation
                   of Carolinaland, WBAV/WBAV-FM/WPEG License Corp. and WRFX
                   License Corp., dated as of December 5, 1996 (See table of
                   contents for list of omitted schedules).
           *2.33   Asset Purchase Agreement, by and among EZ Communications,
                   Inc., Professional Broadcasting Incorporated, EZ Charlotte,
                   Inc., Evergreen Media Corporation of Los Angeles, Evergreen
                   Media Corporation of the East and Evergreen Media
                   Corporation of Carolinaland, dated as of December 5, 1996
                   (See table of contents for list of omitted schedules).
        (a) 3.1A   Restated Certificate of Incorporation of Evergreen Media
                   Corporation, dated November 6, 1992.
        (k) 3.1B   Certificate of Amendment of Restated Certificate of
                   Incorporation of Evergreen Media Corporation.
        (a) 3.2    Restated Bylaws of Evergreen Media Corporation.
        (a) 4.1    Specimen Class A Common Stock certificate.
        (i) 4.8    Amended and Restated Loan Agreement dated as of January 17,
                   1996 among Evergreen Media Corporation of Los Angeles, the financial institutions whose names appear as Lenders on the signature pages thereof (the "Lenders"), The Toronto
                   Dominion Bank, The Bank of New York and NationsBank of
                   Texas, N.A., as Arranging Agents, The Bank of New York, as
                   Syndication Agent, NationsBank of Texas, N.A., as
                   Documentation Agent, and Toronto Dominion (Texas), Inc. as
                   Administrative Agent for the Lenders together with certain collateral documents attached thereto as exhibits, including
                   Assignment of Partnership Interests, Borrower's Pledge
                   Agreement, Parent Company Guarantee, Security Agreement,
                   Stock Pledge Agreement, Subsidiary Guarantee, Subsidiary
                   Pledge Agreement and Subsidiary Security Agreement.
        (o) 4.8A   First Amendment to Loan Agreement, dated May 8, 1996,
                   between the Company, the Banks, the Co-Agents and the Agent.
        (i) 4.9    Amended and Restated Note Purchase Agreement dated as of
                   January 17, 1996 among Evergreen Media Corporation of Los
                   Angeles and Teachers Insurance and Annuity Association of
                   America.

       EXHIBIT NO. DESCRIPTION OF EXHIBIT
       ----------- ----------------------
         (f)10.23  Evergreen Media Corporation Stock Option Plan for Non-
                   employee Directors.
        +(n)10.24  Employment Agreement dated November 28, 1995 by and between
                   Evergreen Media Corporation and Matthew E. Devine.
        +(n)10.25  Employment Agreement dated November 28, 1995 by and between
                   Evergreen Media Corporation and James de Castro.
        +(n)10.26  Employment Agreement dated February 9, 1996 by and between
                   Evergreen Media Corporation and Kenneth J. O'Keefe.
        +(o)10.27  Employment Agreement dated April 15, 1996 by and between
                   Evergreen Media Corporation and Scott K. Ginsburg, as
                   amended.
        +(o)10.28  1995 Stock Option Plan for executive officers and key employees of Evergreen Media Corporation.
          +*10.29  Memorandum of Agreement, dated February 19, 1997, between
                   Evergreen Media Corporation and Scott K. Ginsburg, as agreed and acknowledged by Chancellor Broadcasting Company and
                   Chancellor Radio Broadcasting Company.
           *21.1   Subsidiaries of Evergreen Media Corporation.
           *23.1   Consent of KPMG Peat Marwick LLP.
        *27        Financial Data Schedule

--------
*  Filed herewith.
+Management contract or compensatory arrangement.
(a) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-60036).
(f) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).
(g) Incorporated by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).
(h) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated July 14, 1995.
(i) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated January 17, 1996.
(j) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ending September 30, 1995.
(k) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-69752).
(n) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.
(o) Incorporated by reference to the identically numbered exhibit to the Company's report on Form 10-Q for the quarterly period ending March 31, 1996.
(p) Incorporated by reference to the identically numbered exhibit to the Company's report on Form 10-Q for the quarterly period ended June 30, 1996.
(q) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 333-12453).
(r) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated February 16, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF MARCH, 1997.

                                          Evergreen Media Corporation

                                                   /s/ Scott K. Ginsburg
                                          By __________________________________
                                             SCOTT K. GINSBURG CHAIRMAN OF THE
                                             BOARD AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                           TITLE                DATE

        /s/ Scott K. Ginsburg          Chairman of the Board      March 28, 1997
_____________________________________   and Chief Executive
          SCOTT K. GINSBURG             Officer

         /s/ James de Castro           Director, President and    March 28, 1997
_____________________________________   Chief Operating Officer
           JAMES DE CASTRO

        /s/ Matthew E. Devine          Director, Executive Vice   March 28, 1997
_____________________________________   President, Chief
          MATTHEW E. DEVINE             Financial Officer and
                                        Treasurer

       /s/ Kenneth J. O'Keefe          Director, Executive Vice   March 28, 1997
_____________________________________   President
         KENNETH J. O'KEEFE

           /s/ Perry Lewis             Director                   March 28, 1997
_____________________________________
             PERRY LEWIS

        /s/ Thomas J. Hodson           Director                   March 28, 1997
_____________________________________
          THOMAS J. HODSON

        /s/ Joseph M. Sitrick          Director                   March 28, 1997
_____________________________________
          JOSEPH M. SITRICK

        /s/ Eric L. Bernthal           Director                   March 28, 1997
_____________________________________
          ERIC L. BERNTHAL

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors Evergreen Media Corporation:

  We have audited the accompanying consolidated balance sheets of Evergreen Media Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Media Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Dallas, Texas
January 31, 1997, except for note 2(c),
  which is as of February 19, 1997

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                            1995       1996
                                                          --------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  3,430  $    3,060
  Accounts receivable, less allowance for doubtful
   accounts of $2,000 in 1995 and $2,292 in 1996.........   45,413      85,159
  Prepaid expenses and other.............................    2,146       6,352
                                                          --------  ----------
    Total current assets.................................   50,989      94,571
Property and equipment, net (note 3).....................   37,839      48,193
Intangible assets, net (note 4)..........................  458,787     853,643
Other assets, net........................................    4,732      24,552
                                                          --------  ----------
                                                          $552,347  $1,020,959
                                                          ========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (note 5)......... $ 15,892  $   26,366
  Current portion of long-term debt (note 6).............    4,000      26,500
  Other current liabilities..............................      541         284
                                                          --------  ----------
    Total current liabilities............................   20,433      53,150
Long-term debt, excluding current portion (note 6).......  197,000     331,500
Deferred tax liabilities (note 8)........................   29,233      86,098
Other liabilities........................................    1,104         800
                                                          --------  ----------
    Total liabilities....................................  247,770     471,548
                                                          --------  ----------
Stockholders' equity (notes 2 and 7):
  Preferred stock. Authorized 6,000,000 shares in 1995;
   issued 1,610,000 shares of $3 Convertible Exchangeable
   Preferred Stock in 1995...............................   80,500         --
  Class A common stock, $.01 par value. Authorized
   75,000,000 shares; issued 24,929,529 shares in 1995
   and 39,038,848 shares in 1996.........................      249         390
  Class B common stock, $.01 par value. Authorized
   4,500,000 shares; issued 3,116,066 shares in 1995 and
   1996..................................................       31          31
  Paid-in capital........................................  317,295     662,502
  Accumulated deficit....................................  (93,498)   (113,512)
                                                          --------  ----------
    Total stockholders' equity...........................  304,577     549,411
                                                          --------  ----------
Commitments and contingencies (notes 2, 6 and 10)........ $552,347  $1,020,959
                                                          ========  ==========

          See accompanying notes to consolidated financial statements

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   1994      1995       1996
                                                 --------  ---------  ---------
Gross revenues.................................  $125,478   $186,365   $337,405
  Less agency commissions......................    15,962     23,434     43,555
                                                 --------  ---------  ---------
    Net revenues...............................   109,516    162,931    293,850
                                                 --------  ---------  ---------
Operating expenses:
  Station operating expenses excluding
   depreciation and amortization...............    68,852     97,674    174,344
  Depreciation and amortization................    30,596     47,005     93,749
  Corporate general and administrative.........     2,672      4,475      7,797
                                                 --------  ---------  ---------
    Operating expenses.........................   102,120    149,154    275,890
                                                 --------  ---------  ---------
    Operating income...........................     7,396     13,777     17,960
                                                 --------  ---------  ---------
Nonoperating income (expenses):
  Interest expense.............................   (13,809)   (19,199)   (37,527)
  Interest income..............................        91         55        477
  Gain on disposition of assets (note 2).......     6,991        --         --
  Other expense, net...........................      (630)      (291)       --
                                                 --------  ---------  ---------
    Nonoperating expenses, net.................    (7,357)   (19,435)   (37,050)
                                                 --------  ---------  ---------
    Income (loss) before income taxes and
     extraordinary item........................        39     (5,658)   (19,090)
Income tax expense (benefit) (note 8)..........       --         192     (2,896)
                                                 --------  ---------  ---------
    Income (loss) before extraordinary item....        39     (5,850)   (16,194)
Extraordinary item--loss on extinguishment of
 debt (note 6).................................    (3,585)       --         --
                                                 --------  ---------  ---------
    Net loss...................................    (3,546)    (5,850)   (16,194)
Preferred stock dividends (note 7(a))..........    (4,830)    (4,830)    (3,820)
                                                 --------  ---------  ---------
    Net loss attributable to common stockhold-
     ers.......................................  $ (8,376) $ (10,680) $ (20,014)
                                                 ========  =========  =========
Loss per common share (notes 1(k), 6 and 7(a)):
  Before extraordinary item....................  $   (.37) $    (.52) $    (.66)
  Extraordinary item...........................      (.27)       --         --
                                                 --------  ---------  ---------
    Net loss...................................  $   (.64) $    (.52) $    (.66)
                                                 ========  =========  =========
Weighted average common shares outstanding.....    13,002     20,721     30,207
                                                 ========  =========  =========

          See accompanying notes to consolidated financial statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)

                      CONVERTIBLE            CLASS A          CLASS B
                    PREFERRED STOCK       COMMON STOCK      COMMON STOCK                                         TOTAL
                  --------------------  ----------------- -----------------  WARRANTS   PAID-IN  ACCUMULATED STOCKHOLDERS'
                    SHARES     AMOUNT     SHARES   AMOUNT  SHARES    AMOUNT (NOTE 8(C)) CAPITAL    DEFICIT      EQUITY
                  ----------  --------  ---------- ------ ---------  ------ ----------- -------  ----------- -------------
Balances at
December 31,
1993............   1,610,000  $ 80,500   9,758,759 $  98  3,168,941   $ 31     12,488   102,293    (74,442)     120,968
Conversion of
common stock
(note 7(b)).....         --        --       20,625   --     (20,625)   --         --        --         --           --
Issuance costs
for convertible
preferred stock
(note 7(a)).....         --        --          --    --         --     --         --       (240)       --          (240)
Exercise of
common stock
options (note
7(d))...........         --        --      180,000     2        --     --         --         (1)       --             1
Convertible
preferred stock
dividends (note
7(a))...........         --        --                --         --     --         --        --      (4,830)      (4,830)
Net loss........         --        --          --    --         --     --         --        --      (3,546)      (3,546)
                  ----------  --------  ---------- -----  ---------   ----    -------   -------   --------      -------
Balances at
December 31,
1994............   1,610,000    80,500   9,959,384   100  3,148,316     31     12,488   102,052    (82,818)     112,353
Issuance of
Class A common
stock in
acquisition
(note 2(b)).....         --        --    5,611,009    56        --     --         --     70,082        --        70,138
Issuance of
Class A common
stock in public
offering (note
7(b))...........         --        --    7,350,000    73        --     --         --    132,648        --       132,721
Exercise of
common stock
warrants (note
7(c))...........         --        --    1,951,386    20        --     --     (12,488)   12,481        --            13
Conversion of
Class B common
stock to Class A
common stock
(note 7(b)).....         --        --       32,250   --     (32,250)   --         --        --         --           --
Exercise of
common stock
options (note
7(d))...........         --        --       25,500   --         --     --         --         32        --            32
Convertible
preferred stock
dividends (note
7(a))...........         --        --          --    --         --     --         --        --      (4,830)      (4,830)
Net loss........         --        --          --    --         --     --         --        --      (5,850)      (5,850)
                  ----------  --------  ---------- -----  ---------   ----    -------   -------   --------      -------
Balances at
December 31,
1995............   1,610,000    80,500  24,929,529   249  3,116,066     31        --    317,295    (93,498)     304,577
Issuance of
Class A common
stock in public
offering (note
7(b))...........         --        --    9,000,000    90        --     --         --    264,146        --       264,236
Conversion of
preferred stock
(note 7(a)).....  (1,608,297)  (80,415)  5,025,916    50        --     --         --     80,365        --           --
Redemption of
preferred stock
(note 7(a)).....      (1,703)      (85)        --    --         --     --         --         (5)       --           (90)
Exercise of
common stock
options (note
7(d))...........         --        --       83,403     1        --     --         --        701        --           702
Convertible
preferred stock
dividends (note
7(a))...........         --        --          --    --         --     --         --        --      (3,820)      (3,820)
Net loss........         --        --          --    --         --     --         --        --     (16,194)     (16,194)
                  ----------  --------  ---------- -----  ---------   ----    -------   -------   --------      -------
Balances at
December 31,
1996............         --        --   39,038,848 $ 390  3,116,066   $ 31        --    662,502   (113,512)     549,411
                  ==========  ========  ========== =====  =========   ====    =======   =======   ========      =======

         See accompanying notes to consolidated financial statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                  1994      1995       1996
                                                --------  ---------  ---------
                                                       (IN THOUSANDS)
Cash flows from operating activities:
 Net loss...................................... $ (3,546) $  (5,850) $ (16,194)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation.................................    4,528      5,508      7,707
  Amortization of goodwill, intangible assets
   and other assets............................   26,068     41,497     86,042
  Provision for doubtful accounts..............      754        904      2,179
  Deferred income tax benefit..................      --        (479)    (4,353)
  Gain on disposition of assets................  (6,991)        --         --
  Loss on extinguishment of debt...............    3,585        --         --
  Changes in certain assets and liabilities,
   net of effects of acquisitions:
   Accounts receivable.........................   (5,051)    (6,628)   (28,146)
   Prepaid expenses and other current assets...       84        724     (2,804)
   Accounts payable and accrued expenses.......    1,194      4,405      4,560
   Other assets................................     (724)      (184)      (354)
   Other liabilities...........................      (21)       490       (587)
                                                --------  ---------  ---------
    Net cash provided by operating activities..   19,880     40,387     48,050
                                                --------  ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired...........  (44,921)  (188,004)  (457,764)
  Escrow deposits on pending acquisitions......      --         --     (17,000)
  Proceeds from sale of assets.................   19,101        --      32,000
  Capital expenditures.........................   (5,227)    (2,642)    (6,543)
  Other........................................   (1,881)    (1,466)   (12,631)
                                                --------  ---------  ---------
    Net cash used by investing activities......  (32,928)  (192,112)  (461,938)
                                                --------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.....   36,000    186,000    447,750
  Principal payments on long-term debt.........  (14,000)  (159,000)  (290,750)
  Payments on other long-term liabilities......     (645)      (694)      (569)
  Proceeds (costs) from issuance of common
   stock, preferred stock and warrants.........     (240)   132,766    264,938
  Dividends on preferred stock.................   (4,830)    (4,830)    (3,820)
  Payments for debt issuance costs.............   (4,602)      (303)    (3,941)
  Redemption of preferred stock................      --         --         (90)
                                                --------  ---------  ---------
    Net cash provided by financing activities..   11,683    153,939    413,518
                                                --------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents...................................   (1,365)     2,214       (370)
Cash and cash equivalents at beginning of
 year..........................................    2,581      1,216      3,430
                                                --------  ---------  ---------
Cash and cash equivalents at end of year....... $  1,216  $   3,430  $   3,060
                                                ========  =========  =========

          See accompanying notes to consolidated financial statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  Evergreen Media Corporation ("Evergreen") and its subsidiaries own and operate commercial radio stations in various geographical regions across the United States, primarily in the top ten radio revenue markets.

 (b) Principles of Consolidation

  The consolidated financial statements include the accounts of Evergreen Media Corporation and its subsidiaries (collectively, the "Company") all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

 (c) Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense when incurred.

 (d) Intangible Assets

  Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from 1 to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. The projections are based on a historical trend line of actual results since the acquisitions of the respective stations adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

 (e) Debt Issuance Costs

  The costs related to the issuance of debt are capitalized and amortized to expense over the lives of the related debt. During the years ended December 31, 1994, 1995 and 1996, the Company recognized amortization of debt issuance costs of $712,000, $631,000 and $1,113,000, respectively, which amounts are included in amortization expense in the accompanying consolidated statements of operations.

 (f) Barter Transactions

  The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability relieved when commercials are broadcast and barter expense is recorded and the asset relieved when goods or services are received or used. Barter amounts are not significant to the Company's consolidated financial statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


 (g) Income Taxes

  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

 (h) Revenue Recognition

  Revenue is derived primarily from the sale of commercial announcements to local and national advertisers. Revenue is recognized as commercials are broadcast.

  Fees received or paid pursuant to various time brokerage agreements are recognized as gross revenues or amortized to expense, respectively, over the term of the agreement using the straight-line method.

 (i)  Statements of Cash Flows

  For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

  The Company paid approximately $12,852,000, $19,134,000 and $37,042,000 for interest in 1994, 1995 and 1996, respectively. The Company paid approximately $733,000 for income taxes in 1996.

 (j) Derivative Financial Instruments

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks related to interest on the Company's outstanding debt.

  As interest rates change under interest rate swap and cap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit loss as its interest rate swap agreements are with the participating banks under the Company's senior credit facility.

 (k) Loss Per Common Share

  Loss per common share for 1994, 1995 and 1996 is calculated based on the weighted average shares of common stock outstanding during each year. Options and warrants are not included in the calculation as their effect would be antidilutive.

  On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. All share and per share data (other than authorized share data) contained in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the stock dividend.

 (l) Disclosure of Certain Significant Risks and Uncertainties

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1995 and 1996, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1994, 1995 or 1996.

 (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

 (n) Stock Option Plan

  Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

 (o) Reclassifications

  Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) ACQUISITIONS AND DISPOSITIONS

 (a) Completed Transactions

  In April 1994, the Company acquired radio station KIOI-FM in San Francisco, California for cash consideration of approximately $44,921,000. This acquisition was funded with proceeds received from the sale of stations WAPE-FM and WFYV-FM in Jacksonville (which sale closed in April 1994) and additional

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

borrowings under the Company's senior credit facility. The Company received proceeds of $19,500,000 less closing costs from the sale of WAPE- FM and WFYV-FM and recognized a gain of $7,328,000 on such sale.

  In May 1995, the Company acquired Broadcasting Partners, Inc. ("BPI"), a publicly traded radio broadcasting company with seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets (the "BPI Acquisition"). The BPI Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into BPI, with BPI surviving the merger as a wholly-owned subsidiary of the Company. The BPI Acquisition included the conversion of each outstanding share of BPI common stock into the right to receive $12.00 in cash and .69 shares of the Company's Class A Common Stock, resulting in total cash payments of $94,813,000 and the issuance of 5,611,009 shares of the Company's Class A Common Stock valued at $12.50 per share. In addition, the Company retired existing BPI debt of $81,926,000 and incurred various other direct acquisition costs. The total purchase price, including closing costs, allocated to net assets acquired was approximately $258,634,000.

  On January 17, 1996, the Company acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into Pyramid with Pyramid surviving the merger as a wholly-owned subsidiary of the Company. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316,343,000 in cash.

  On May 3, 1996, the Company acquired WKLB-FM in Boston for $34,000,000 in cash plus various other direct acquisition costs. On November 26, 1996, the Company exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. The Company had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

  On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo for $19,500,000 in cash and on August 1, 1996, the Company sold WSJZ-FM in Buffalo for $12,500,000 in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The combined net income of the Buffalo stations of approximately $733,000 has been excluded from the consolidated statement of operations for the year ended December 31, 1996. The excess of the proceeds over the carrying amounts at the dates of sale approximated $2,561,000 (including interest costs during the holding period of approximately $1,169,000) and has been accounted for as an adjustment to the original purchase price of the Pyramid Acquisition. The Company had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

  On August 14, 1996, the Company acquired KYLD-FM in San Francisco for $44,000,000 in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

  On October 18, 1996, the Company acquired WEDR-FM in Miami for $65,000,000 in cash plus various other direct acquisition costs.

  On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit for $30,000,000 in cash plus various other direct acquisition costs. The Company had previously provided certain sales and

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

  On January 31, 1997, the Company acquired KKSF-FM, KDFC-FM and KDFC-AM in San Francisco for $115,000,000 in cash plus various other direct acquisitions costs. The Company had previously been operating KKSF-FM and KDFC-FM under a time brokerage agreement since November 1, 1996.

  The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

  A summary of the net assets acquired follows:

                                                  1994      1995      1996
                                                 -------  --------  --------
   Working capital, including cash of $492 in
    1995 and $1,011 in 1996..................... $   (79) $ 12,012  $ 11,218
   Property and equipment.......................   1,762    11,684    11,519
   Assets held for sale (note 2)................     --        --     32,000
   Intangible assets............................  43,238   264,650   465,824
   Deferred tax liability.......................     --    (29,712)  (61,218)
                                                 -------  --------  --------
                                                 $44,921  $258,634  $459,343
                                                 =======  ========  ========

  The consolidated condensed pro forma results of operations data for 1995 and 1996, as if the 1995 and 1996 acquisitions and dispositions and the 1995 Offering, 1996 Offering and preferred stock conversion and redemption described in note 7 occurred at January 1, 1995, follow:

                                                                 UNAUDITED
                                                             ------------------
                                                               1995      1996
                                                             --------  --------
Net revenues................................................ $263,569  $306,388
Operating income (loss).....................................   (1,540)   15,531
Net loss....................................................  (21,471)   (8,030)
Net loss per common share...................................    (0.51)    (0.19)

 (b) Pending transactions

  On June 13, 1996, the Company entered into an agreement to acquire WWRC-AM in Washington, D.C. for $22,500,000 in cash. The Company has subsequently agreed with the owner of WWRC-AM to exchange WQRS-FM in Detroit (which, as discussed below, the Company has agreed to acquire in a separate purchase for $32,000,000 in cash) in return for WWRC-AM and $9,500,000 in cash. The Company has been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

  On July 15, 1996, the Company entered into an agreement to acquire WPNT-FM in Chicago for $73,750,000 in cash.

  On August 12, 1996, the Company entered into an agreement to acquire WMXD-FM and WJLB-FM in Detroit for $168,000,000 in cash and WFLN-FM in Philadelphia for $37,750,000 in cash. The Company also entered into an agreement to operate WMXD-FM, WJLB-FM and WFLN-FM under time brokerage agreements

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

effective September 1, 1996. The Company also entered into a separate agreement on August 12, 1996 to acquire WQRS-FM in Detroit for $32,000,000 in cash. As discussed above, the Company will immediately swap WQRS-FM at closing in return for WWRC-AM in Washington and $9,500,000 in cash.

  On September 4, 1996, the Company entered into a binding letter of intent to swap five of its six stations in the Charlotte, N.C. market (WPEG-FM, WBAV-FM, WBAV-AM, WRFX-FM and WFNZ-AM), which were acquired as part of the BPI Acquisition and the Pyramid Acquisition, for WIOQ-FM and WUSL-FM in Philadelphia. As part of this transaction, the Company has also agreed to sell its sixth radio station in Charlotte, WNKS-FM, for $10,000,000 in cash. On December 5, 1996, the Company entered into definitive agreements regarding these stations.

  On September 19, 1996, the Company entered into an agreement to acquire WDAS-FM and WDAS-AM in Philadelphia for $103,000,000 in cash.

  Consummation of each Pending Transaction is subject to various conditions, including approval from the FCC and the expiration or early termination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

  Completion of the above pending transactions would result in the Company's ownership of six FM stations in the Chicago and Philadelphia markets, or one station in each market in excess of the maximum number of FM stations under common ownership permitted by the Telecommunications Act of 1996 (the "1996 Act"). Therefore, the Company will be required to divest one FM station in each market in order to comply with the 1996 Act.

  Escrow funds of $17,000,000 paid by the Company in connection with the completed transactions subsequent to year end and the pending transactions have been classified as other assets at December 31, 1996 in the accompanying consolidated balance sheet.

 (c) Chancellor Broadcasting Merger and Viacom Acquisition

  On February 16, 1997, the Company entered into a stock purchase agreement with Viacom International, Inc. ("Viacom") whereby the Company agreed to acquire all of the issued and outstanding capital stock of certain subsidiaries of Viacom ("Viacom Subsidiaries") for an aggregate purchase price of $1,075,000,000 in cash. The Viacom Subsidiaries own and operate ten radio stations in five major markets.

  On February 19, 1997, the Company entered into an agreement to merge with Chancellor Broadcasting Company ("Chancellor") and Chancellor Radio Broadcasting Company, in a stock-for-stock transaction with the Company remaining as the surviving corporation.

  On February 19, 1997, the Company and Chancellor entered into a joint purchase agreement whereby in the event that consummation of the Company's stock purchase agreement with Viacom occurs prior to consummation of the transaction with Chancellor, Chancellor will be required to purchase the Viacom Subsidiaries that own and operate four of the ten stations for $480,000,000 and the Company will purchase the Viacom Subsidiaries that own and operate the remaining six stations for $595,000,000. In the event consummation of the stock purchase agreement with Viacom occurs after the consummation of the transaction with Chancellor, the surviving corporation will acquire the stock of the Viacom Subsidiaries.

  Completion of the Chancellor Merger and the Viacom Acquisition would result in the Company's ownership of a number of stations in the Chicago, San Francisco, Washington, D.C., Detroit and Sacramento

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

markets in excess of the maximum number of stations under common ownership permitted by the 1996 Act. Therefore, the Company will be required to divest the following stations in order to comply with the 1996 Act: (i) one FM station in the Chicago market; (ii) two FM stations in the San Francisco market; (iii) one FM station and two AM stations in the Washington, D.C. market; (iv) one FM station in the Detroit market; and (v) one AM station in the Sacramento market.

(3) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at December 31, 1995 and 1996:

                                     ESTIMATED USEFUL LIFE   1995      1996
                                     --------------------- -------- ----------
   Broadcast and other equipment....      3-15 years       $ 36,428 $   47,937
   Buildings and improvements.......      3-20 years          8,570     11,735
   Furniture and fixtures...........      5- 7 years          6,429      8,392
   Land.............................          --              6,524      7,379
                                                           -------- ----------
                                                             57,951     75,443
   Less accumulated depreciation....                         20,112     27,250
                                                           -------- ----------
                                                           $ 37,839 $   48,193
                                                           ======== ==========

(4) INTANGIBLE ASSETS

  Intangible assets consist of the following at December 31, 1995 and 1996:

                                     ESTIMATED USEFUL LIFE   1995      1996
                                     --------------------- -------- ----------
   Broadcast licenses...............      15-40            $187,024 $  498,766
   Goodwill.........................      15-40              70,317    131,775
   Other intangibles................       1-40             291,203    397,062
                                                           -------- ----------
                                                            548,544  1,027,603
   Less accumulated amortization....                         89,757    173,960
                                                           -------- ----------
                                                           $458,787 $  853,643
                                                           ======== ==========

  In addition to broadcast licenses and goodwill, categories of other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition), and (v) premium audience growth pattern (the value of expected above-average population growth in a given market).

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following at December 31, 1995 and 1996:

                                                                 1995     1996
                                                               -------- --------
   Accounts payable........................................... $ 11,081 $ 20,311
   Accrued payroll............................................    1,816    4,413
   Accrued interest...........................................    1,304    1,642
   Accrued dividends..........................................    1,020      --
   Accrued income taxes.......................................      671      --
                                                               -------- --------
                                                               $ 15,892 $ 26,366
                                                               ======== ========

(6) LONG-TERM DEBT

  Long-term debt consists of the following at December 31, 1995 and 1996:

                                                                 1995     1996
                                                               -------- --------
   Senior Credit Facility (a)................................. $187,000 $348,000
   Senior Notes (b)...........................................   14,000   10,000
                                                               -------- --------
     Total long-term debt.....................................  201,000  358,000
   Less current portion.......................................    4,000   26,500
                                                               -------- --------
                                                               $197,000 $331,500
                                                               ======== ========

 (a) Senior Credit Facility

  On November 6, 1992, the Company entered into a variable rate loan agreement with a group of banks providing for a $115,000,000 term loan and a revolving loan of up to $55,000,000. On November 28, 1994, amounts outstanding under this agreement were retired with borrowings under a new senior credit facility (the "Senior Credit Facility") which provided for a $150,000,000 term loan ("Term Loan") and a revolving loan of up to $200,000,000 ("Revolving Loan"). In connection with this debt restructuring, the Company wrote off the unamortized balance of deferred debt issuance costs of $3,585,000 as an extraordinary charge.

  In connection with the Pyramid Acquisition, the Company amended and restated the Senior Credit Facility. Under the amended agreement, dated January 17, 1996, the $150,000,000 Term Loan and $200,000,000 Revolving Loan remained in place, and the Company also established an additional revolving facility of up to $275,000,000 (the "New Revolving Loan").

  Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described in the following paragraph, the interest rate on the $150,000,000 outstanding under the Term Loan at December 31, 1996 was 7.03% on a blended basis, based on Eurodollar rates, and the interest rates on $185,000,000 and $5,000,000 of advances outstanding under the Revolving Loan were 7.17% and 8.625% at December 31, 1996, based on the Eurodollar and prime rates, respectively. The interest rate on the $8,000,000 outstanding under the New Revolving Loan at December 31, 1996 was 7.13% on a blended basis, based on Eurodollar rates. The Company pays fees of 1/2% per annum on the aggregate unused portion of the loan commitment, in addition to an annual agent's fee.

  As required by the terms of the Senior Credit Facility, the Company has entered into interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. These swap agreements have

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

the effect of reducing the impact of changes in interest rates on the Company's floating rate debt under the Senior Credit Facility. At December 31, 1996, interest rate swap agreements covering a notional balance of $425,000,000 were outstanding. These outstanding swap agreements mature from 1997 through 1999 and require the Company to pay fixed rates of 4.96%-6.38% plus an incremental rate while the counterparty pays a floating rate based on the six-month London Interbank Borrowing Offered Rate ("LIBOR"). In addition to these swap agreements, in connection with the BPI Acquisition the Company assumed interest rate cap agreements. The outstanding interest rate cap agreement at December 31, 1996 covers a notional balance of $10,000,000 and provides for a fixed rate of 8.0% and matures during 1997. During the years ended December 31, 1995 and 1996, the Company recognized charges (income) under its interest rate swap and cap agreements of $(275,000) and $110,584, respectively. Because the interest rate swap and cap agreements are with banks that are lenders under the Senior Credit Facility, the Company is not exposed to credit loss.

  The Term Loan is payable in quarterly installments beginning March 31, 1997 and ending June 30, 2002, while availability under the Revolving Loan reduces quarterly commencing March 31, 1997 and ending June 30, 2002. Availability under the New Revolving Loan reduces quarterly beginning March 31, 1998 and ending December 31, 2002.

 (b) Senior Notes

  The Company issued $20,000,000 of senior notes (the "Senior Notes") in 1989. The Senior Notes bear interest at 11.59% per annum payable quarterly and principal is payable in equal quarterly installments of $1,000,000 through May 1999.

 (c) Other

  The Senior Credit Facility and the Senior Notes each contain certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, corporate overhead and the incurrence of additional indebtedness, restrictions on the use of borrowings, paying cash dividends and redeeming or repurchasing the Company's capital stock, and requirements to maintain certain financial ratios, including cash flow and debt service coverage (as defined). The Senior Credit Facility also separately restricts the Company from making certain acquisitions without the prior consent of the lenders. If the Company increases its leverage beyond certain specified levels in order to effect an acquisition, the Senior Notes require that the Company prepay all principal and accrued interest thereunder, together with a "make whole" premium equal to the amount of unearned interest, based on current market rates, through the original maturity date.

  Substantially all of the Company's assets are pledged as security for the Senior Credit Facility and Senior Notes under the loan agreements. The obligations of the Company under the Senior Credit Facility and Senior Notes rank pari passu.

  A summary of the future maturities of long-term debt follows:

     1997............................................................... $26,500
     1998...............................................................  76,500
     1999...............................................................  63,250
     2000...............................................................  70,000
     2001...............................................................  72,500
     Thereafter.........................................................  49,250

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


(7) STOCKHOLDERS' EQUITY

 (a) Redeemable and Convertible Preferred Stocks

  In October 1993, the Company issued 1,610,000 shares of $3 Convertible Exchangeable Preferred Stock (the "Convertible Preferred Stock") for net proceeds of approximately $76,645,000. The liquidation preference of each share of Convertible Preferred Stock is $50 plus accrued and unpaid dividends. Annual dividends of $3 per share are cumulative and payable quarterly when, as and if declared by the Board of Directors of the Company.

  The Company converted 1,608,297 shares of the Convertible Preferred Stock into 5,025,916 shares of the Company's Class A Common Stock and redeemed the remaining 1,703 shares of Convertible Preferred Stock at $52.70 per share in 1996.

 (b) Common Stock

  The rights of holders of Class A Common Stock and Class B Common Stock are identical except for voting and conversion rights.

  Holders of shares of common stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except for (i) certain amendments to the Certificate of Incorporation of the Company, (ii) proposed "going private" transactions between the Company and the controlling shareholder and (iii) as otherwise provided by law.

  Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock at any time. The Class B Common Stock will convert automatically into Class A Common Stock, and thereby lose its special voting rights, if such Class B Common Stock is sold or otherwise transferred to any person or entity other than certain specified affiliates of the current holder. During 1995, the holder of the outstanding shares of Class B Common Stock disposed of 32,250 shares of such stock, thereby causing the shares sold to be converted to Class A Common Stock.

  In May 1995, the Company issued 5,611,009 shares of Class A Common Stock in connection with the BPI Acquisition.

  In July 1995, the Company completed a secondary public offering of 8,287,500 shares of its Class A Common Stock (the "1995 Offering"). The Company issued and sold 7,350,000 shares in the offering, while 937,500 shares were issued and sold in connection with the exercise of certain warrants. Furthermore, 1,013,886 shares were issued in the offering in connection with the exercise of the remaining warrants outstanding pursuant to the over-allotment option. The net proceeds to the Company in connection with the offering of approximately $132,721,000 were used to reduce borrowings under the revolving credit portion of the Senior Credit Facility.

  On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. All share and per share data (other than authorized share data) contained in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the stock dividend.

  On October 17, 1996, the Company completed a secondary public offering of 9,000,000 shares of its Class A Common Stock (the "1996 Offering"). The net proceeds of approximately $264,236,000 were used to reduce borrowings under the New Revolving Loan portion of the Senior Credit Facility.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


 (c) Common Stock Purchase Warrants

  In November 1992, the Company issued certain warrants which, immediately prior to the consummation of the common stock offering in July 1995, entitled holders to purchase an aggregate of 1,300,924 shares of Class A Common Stock at $.01 per share. These warrants were assigned a value at date of issuance of $12,488,000. Such warrants were exercised in connection with the common stock offering in July 1995.

 (d) Stock Options

  The Company has established the 1992, 1993 and 1995 Key Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 1,957,500 shares of Class A Common Stock. Options issued under the Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued under the 1993 and 1995 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of the Company's Class A Common Stock on the date of issuance.

  In May 1995, the Company also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 225,000 shares of Class A Common Stock. Options issued under the Director Plan have exercise prices equal to the fair market value of the Company's Class A Common Stock on the date of issuance, vest over a three year period and have an expiration date of ten years subsequent to the date of issuance.

  In connection with the BPI Acquisition, the Company assumed outstanding options to purchase 94,000 shares of BPI common stock held by BPI employees. Options to purchase approximately 87,000 shares of the Company's Class A Common Stock vested and became exercisable on May 12, 1996.

  The Company applies APB Opinion No. 25 in accounting for its Employee Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                               1995      1996
                                                              -------  --------
   Net loss:
     As reported............................................. $(5,850) $(16,194)
     Pro forma...............................................  (8,787)  (20,969)
   Loss per common share:
     As reported.............................................    (.52)     (.66)
     Pro forma...............................................    (.66)     (.82)

  Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of one year and compensation cost for options granted during 1994 is not considered.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996: dividend yield of 0% for all years; expected volatility of 44.5%; risk-free interest rate of 6.0% and expected lives ranging from three to seven years.

  Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1994, 1995 and 1996:

                                1994                1995                1996
                          ------------------ ------------------- -------------------
                                    WEIGHTED            WEIGHTED            WEIGHTED
                                    AVERAGE             AVERAGE             AVERAGE
                                    EXERCISE            EXERCISE            EXERCISE
                           SHARES    PRICE    SHARES     PRICE    SHARES     PRICE
                          --------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................   877,500   $ 0.01    978,000   $ 3.10  1,289,874   $ 6.91
Granted.................   280,500    10.67    413,138    16.17    587,250    23.12
Exercised...............  (180,000)    0.01    (25,500)    1.29    (83,403)    8.54
Canceled................       --       --     (75,764)    8.59    (13,729)    9.91
                          --------   ------  ---------   ------  ---------   ------
Outstanding at end of
 year...................   978,000   $ 3.10  1,289,874   $ 6.91  1,779,992   $11.93
                          ========   ======  =========   ======  =========   ======
Options exercisable at
 year end...............   697,500             945,000             967,742
                          ========           =========           =========
Weighted average fair
 value of options
 granted during the
 year...................                                 $ 8.54              $ 9.76
                                                         ======              ======

  The following table summarizes information about stock options outstanding at December 31, 1996:

                         OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                  ---------------------------------- ----------------------
                     NUMBER      WEIGHTED               NUMBER
                   OUTSTANDING    AVERAGE   WEIGHTED  EXERCISABLE  WEIGHTED
RANGE OF               AT        REMAINING  AVERAGE       AT       AVERAGE
EXERCISE          DECEMBER 31,  CONTRACTUAL EXERCISE DECEMBER 31,  EXERCISE
PRICES                1996         LIFE      PRICE       1996       PRICE
--------          ------------- ----------- -------- ------------- --------
$ 0.01                660,000    6.3 years   $ 0.01     660,000     $ 0.01
$ 9.69 to 12.33       307,742    7.9 years    10.49     307,742      10.49
$ 21.33 to 26.75      812,250    8.8 years    22.49         --         --
                    ---------                ------     -------     ------
                    1,779,992                $11.93     967,742     $ 3.29
                    =========                ======     =======     ======

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


(8) INCOME TAXES

  Income tax expense attributed to loss from continuing operations consists of:

                                                                1995    1996
                                                                -----  -------
   Current tax expense:
     Federal................................................... $ 246  $   485
     State.....................................................   425      972
                                                                -----  -------
   Total current tax expense...................................   671    1,457
   Deferred federal benefit....................................  (479)  (4,353)
                                                                -----  -------
   Total income tax expense (benefit).......................... $ 192  $(2,896)
                                                                =====  =======

  The Company did not incur significant tax expense during the years ended December 31, 1994 as its operations did not generate taxable income.

  Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss from continuing operations for the years ended December 31, 1994, 1995 and 1996 as a result of the following:

                                                     1994     1995     1996
                                                    -------  -------  -------
Computed "expected" tax benefit.................... $(1,172) $(1,980) $(6,682)
Amortization of goodwill...........................     355      788    2,477
Net operating loss carryforwards for which no tax
 benefit was recognized............................     760      923      --
State income taxes, net of federal benefit.........     --       276      632
Other, net.........................................      57      185      677
                                                    -------  -------  -------
                                                    $   --   $   192   (2,896)
                                                    =======  =======  =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1996 are presented below:

                                                             1995      1996
                                                           --------  ---------
Deferred tax assets:
  Net operating loss carryforwards........................ $ 18,748  $  13,519
  Accrued compensation primarily relating to stock
   options................................................    1,787      1,687
  Other...................................................      649      1,215
                                                           --------  ---------
    Total deferred tax assets.............................   21,184     16,421
                                                           --------  ---------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily re-
   sulting from difference in bases from BPI and Pyramid
   Acquisitions...........................................  (49,884)  (101,761)
  Other...................................................     (533)      (758)
                                                           --------  ---------
    Total deferred tax liabilities........................  (50,417)  (102,519)
                                                           --------  ---------
    Net deferred tax liability............................ $(29,233) $ (86,098)
                                                           ========  =========

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

  Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. As a result of the application of purchase accounting to the BPI Acquisition in May 1995, the Company recognized deferred tax assets of $15,380,000, which had not been recognized by the Company in previous periods. Recognition of these assets effectively reduced goodwill resulting from the acquisitions by a corresponding amount.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1996 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities, the generation of taxable income in the carryforward period and the disposition of one or more of its stations.

  At December 31, 1996, the Company has net operating loss carryforwards available to offset future taxable income of approximately $38,600,000 which begin to expire in 2004. Approximately $29,700,000 of such net operating loss carryforwards are subject to annual use limitations of up to $2,800,000 per year.

(9) OPERATING LEASES

  The Company has noncancelable operating leases, primarily for office space. These leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $2,193,000, $3,073,000 and $5,462,000 during 1994, 1995 and
1996, respectively.

  Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1996 are as follows:

     Year ending December 31:
       1997.............................................................. $4,658
       1998..............................................................  4,001
       1999..............................................................  4,015
       2000..............................................................  3,625
       2001..............................................................  3,559

(10) COMMITMENTS AND CONTINGENCIES

  In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2,600,000 plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

$680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' original complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief in the original complaint totaled $45,000,000. On July 12, 1994, the Court granted the Company's motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiff's motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Plaintiffs moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia punitive damages in excess of $25,000,000. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Plaintiffs' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing, and denied Plaintiffs' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. The Company believes that it acted within its rights in terminating the agreement.

  The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

  The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plan; however, no such contributions were made by the Company during 1994, 1995 or 1996.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amounts at December 31, 1995 and 1996. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                              1995                1996
                                        ------------------  ------------------
                                        CARRYING    FAIR    CARRYING    FAIR
                                         AMOUNT    VALUE     AMOUNT    VALUE
                                        --------  --------  --------  --------
   Interest rate swaps................. $    --   $    272  $    --   $   (199)
   Long-term debt--Senior Notes........  (14,000)  (15,443)  (10,000)  (10,572)

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

    Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

    Interest rate swaps: The fair value of the interest rate swap and cap contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by the broker. The carrying amounts of receivables (payables) under interest rate swaps and caps are included in accrued expenses in the accompanying consolidated balance sheets.

    Long-term debt: The fair values of the Company's Senior Notes are based on discounted cash flows under the Senior Notes using interest rates currently available to the Company for similar debt issues. As amounts outstanding under the Company's Senior Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

          (TABLES IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   QUARTER ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------  ------------ -----------
1995:
  Net revenues...................... $ 25,413  $41,992    $47,772      $47,754
  Operating income..................      919    6,613      1,812        4,433
  Net loss..........................   (4,118)    (759)    (3,559)      (2,244)
  Net loss per share................     (.31)    (.05)      (.14)        (.08)
1996:
  Net revenues...................... $ 53,371  $72,991    $78,768      $88,720
  Operating income (loss)...........   (8,223)   7,062      9,351        9,770
  Net income (loss).................  (15,481)  (3,429)    (1,997)         893
  Net income (loss) per share.......    (0.55)   (0.12)     (0.07)        0.02

  Operating income (loss) is defined as net revenues less station operating expenses, corporate general and administrative expenses, depreciation and amortization and other nonrecurring costs.

  Net loss per share for the years ended December 31, 1995 and 1996 differs from the sum of net loss per share for the quarters during the respective year due to the different periods used to calculate weighted average shares outstanding.

                                                                      SCHEDULE I

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                    CONDENSED BALANCE SHEETS--PARENT COMPANY

                           DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                               1995      1996
                                                             --------  --------
                           ASSETS
Investment in subsidiaries, at equity....................... $305,597  $549,411
                                                             ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................ $  1,020  $    --
Stockholders' equity:
  Preferred stock...........................................   80,500       --
  Common stocks.............................................      280       421
  Paid-in capital...........................................  317,295   662,502
  Accumulated deficit.......................................  (93,498) (113,512)
                                                             --------  --------
    Total stockholders' equity..............................  304,577   549,411
                                                             --------  --------
    Total liabilities and stockholders' equity.............. $305,597  $549,411
                                                             ========  ========


           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONDENSED STATEMENTS OF OPERATIONS--PARENT COMPANY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                    1994     1995      1996
                                                   -------  -------  --------
Net loss--equity in losses of unconsolidated
 subsidiaries..................................... $(3,546) $(5,850) $(16,194)
                                                   =======  =======  ========



           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CASH FLOWS--PARENT COMPANY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                   1994      1995       1996
                                                  -------  ---------  ---------
Cash flows from operating activities:
  Net loss......................................  $(3,546) $  (5,850) $ (16,194)
  Equity in undistributed losses of
   unconsolidated subsidiaries..................    3,546      5,850     16,194
                                                  -------  ---------  ---------
    Net cash provided by operating activities...      --         --         --
                                                  -------  ---------  ---------
Cash flows from investing activities--investment
 in subsidiaries................................      --    (127,936)  (261,028)
                                                  -------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
   preferred stock and warrants.................     (240)   132,766    264,938
  Redemption of redeemable preferred stock......      --         --         (90)
  Dividends on preferred stock..................   (4,830)    (4,830)    (3,820)
  Distributions from subsidiaries...............    5,070        --         --
                                                  -------  ---------  ---------
    Net cash provided by financing activities...      --     127,936    261,028
                                                  -------  ---------  ---------
Net change in cash and cash equivalents.........      --         --         --
Cash and cash equivalents at beginning of year..      --         --         --
                                                  -------  ---------  ---------
Cash and cash equivalents at end of year........  $   --   $     --   $     --
                                                  =======  =========  =========


           See accompanying notes to condensed financial statements.

                                                              SCHEDULE I, CONT.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

            NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

(1) GENERAL

  The accompanying condensed financial statements of Evergreen Media Corporation (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K.

(2) OBLIGATIONS, GUARANTEES AND COMMITMENTS

  On November 6, 1992, the Company organized a new wholly-owned subsidiary to which the Company transferred and assigned substantially all of its assets and liabilities. The Company has guaranteed the obligations under a senior credit facility and senior note agreement of this subsidiary. Such obligations prohibit the subsidiary from making loans or transfers or paying dividends to the Company without the consent of the lenders subject to certain provisions in the Senior Credit Facility. Prior to such time the Company was the debtor on such obligations. See note 7 to consolidated financial statements regarding these obligations.

(3) OTHER

  See note 7 to consolidated financial statements for a description of the preferred stock, common stock and other equity securities of the Company.

                                                                     SCHEDULE II

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                    ADDITIONS  ADDITIONS
                         BALANCE AT CHARGED TO  CHARGED                BALANCE
                         BEGINNING  COSTS AND  TO OTHER                AT END
      DESCRIPTION        OF PERIOD   EXPENSES  ACCOUNTS     WRITEOFFS OF PERIOD
      -----------        ---------- ---------- ---------    --------- ---------
Allowance for doubtful
 accounts:
  Year ended December
   31, 1996.............  $ 2,000     2,179         156(1)    2,043     2,292
                          =======     =====     =======       =====    ======
  Year ended December
   31, 1995.............  $   835       904       1,644(1)    1,383     2,000
                          =======     =====     =======       =====    ======
  Year ended December
   31, 1994.............  $   734       754         --          653       835
                          =======     =====     =======       =====    ======
Deferred tax asset
 valuation allowance:
  Year ended December
   31, 1996.............  $   --        --          --          --        --
                          =======     =====     =======       =====    ======
  Year ended December
   31, 1995.............  $14,458       --      (14,458)(1)     --        --
                          =======     =====     =======       =====    ======
  Year ended December
   31, 1994.............  $13,979       --          479         --     14,458
                          =======     =====     =======       =====    ======

--------
(1) Additions (deductions) result from the application of purchase accounting relating to the BPI Acquisition in 1995 and the Pyramid Acquisition in 1996.