Form 10-Q
period 1997-03-31
EVERGREEN MEDIA CORP
filed 1997-05-15
CIK 894972

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         Commission File
March 31, 1997                                         Number 0-215-70

                          Evergreen Media Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                     75-2247099
        -------------------------------                      ------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

    433  East Las Colinas Boulevard, Suite 1130, Irving, Texas      75039
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

                                (972) 869-9020
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,108,285 shares of Class A Common Stock and 3,114,066 shares of Class B Common Stock as of April 30, 1997.

                          EVERGREEN MEDIA CORPORATION

                                     INDEX

                                                                    Page No.
Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets (unaudited)
                Consolidated Statements of Operations (unaudited)
                Consolidated Statements of Cash Flows (unaudited)
                Notes to Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Part II.

        Item 1. Legal Proceedings

        Item 2. Other Information

        Item 6. Exhibits and Reports on Form 8-K

                                    PART I

ITEM 1          FINANCIAL STATEMENTS
------          --------------------

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)

                                   December 31,     March 31,
                                      1996            1997
                                   ------------   -----------
ASSETS

Current assets:
Cash and cash equivalents            $    3,060    $    5,269
Accounts receivable, net                 85,159        79,139
Prepaid expenses and other assets         6,352         5,919
                                     ----------    ----------

   Total current assets                  94,571        90,327

Assets held for sale                         --        50,000
Property and equipment, net              48,193        51,356
Intangible assets, net                  853,643       928,440
Other assets                             24,552        66,532
                                     ----------    ----------
                                     $1,020,959    $1,186,655
                                     ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                            (Dollars in thousands)

                                                  December 31,    March 31,
                                                     1996           1997
                                                  ------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses               $   26,366    $   21,992
Current portion of long-term debt                       26,500             -
Other current liabilities                                  284           152
                                                    ----------    ----------

        Total current liabilities                       53,150        22,144

Long-term debt, excluding current portion              331,500       535,375
Deferred tax liability                                  86,098        84,789
Other liabilities                                          800           823
                                                    ----------    ----------
        Total liabilities                              471,548       643,131
                                                    ----------    ----------

Stockholders' equity:
Class A common stock, $.01 par value.
Authorized 75,000,000 shares; issued and outstanding
39,038,848 shares in 1996 and 39,108,285 in 1997           390           391

Class B common stock, $.01 par value.
Authorized 4,500,000 shares; issued and outstanding
3,116,066 shares in 1996 and 3,114,066 in 1997              31            31

Paid-in capital                                        662,502       662,625
Accumulated deficit                                   (113,512)     (119,523)
                                                    ----------    ----------

Total stockholders' equity                             549,411       543,524
                                                    ----------    ----------

                                                    $1,020,959    $1,186,655
                                                    ==========    ==========



See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except for per share data)


                                                       Three Months Ended
                                                     March 31,      March 31,
                                                        1996          1997
                                                     ----------     ----------

Gross revenues                                      $    60,782    $    93,812
Less agency commissions                                   7,411         11,915
                                                    -----------    -----------

Net revenues                                             53,371         81,897
                                                    -----------    -----------

Station operating expenses excluding depreciation
and amortization                                         37,426         52,984
Depreciation and amortization                            22,676         26,015
Corporate general and administrative expenses             1,492          2,330
                                                    -----------    -----------

Operating expenses                                       61,594         81,329
                                                    -----------    -----------

Operating income (loss)                                  (8,223)           568
                                                    -----------    -----------

Nonoperating expenses (income):
Interest expense, net                                     8,973          7,888
                                                    -----------    -----------

Nonoperating expenses, net                                8,973          7,888
                                                    -----------    -----------

Loss before income taxes                                (17,196)        (7,320)
Income tax benefit                                        2,923          1,309
                                                    -----------    -----------

Net loss                                                (14,273)        (6,011)

Preferred stock dividends                                (1,208)             -
                                                    -----------    -----------

Net loss attributable to common stockholders        $   (15,481)   $    (6,011)
                                                    ===========    ===========

Loss per common share                               $     (0.55)   $     (0.14)
                                                    ===========    ===========

Weighted average common shares outstanding           28,056,000     42,188,000
                                                    ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                 EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)


                                                         Three Months Ended
                                                       March 31,      March 31,
                                                         1996           1997
                                                      ----------     ----------
Cash flows from operating activities:
Net loss                                              $ (14,273)     $  (6,011)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation                                              1,784          2,419
Amortization of goodwill, intangible
assets and other assets                                  20,892         23,596
Provisions for doubtful accounts                            677          1,254
Deferred income tax benefit                              (2,923)        (1,309)
Changes in certain assets and liabilities
net of effects of acquisitions:
Accounts receivable                                       9,771          4,766
Prepaid expenses and other current assets                  (713)           433
Accounts payable and accrued expenses                      (383)        (5,911)
Other assets                                                (80)           (19)
Other liabilities                                           108             23
                                                      ---------      ---------
Net cash provided by operating activities                14,860         19,241
                                                      ---------      ---------

Cash flows from investing activities:
Acquisitions, net of cash acquired                     (314,826)       (83,500)
Assets held for sale                                         --        (50,000)
Escrow deposits on pending acquisitions                      --        (53,750)
Capital expenditures                                       (344)          (672)
Other                                                      (336)        (6,461)
                                                      ---------      ---------
Net cash used by investing activities                  (315,506)      (194,383)
                                                      ---------      ---------
Cash flows from financing activities:
Proceeds from issuance of long-term debt                319,750        192,250
Principal payments on long-term debt                    (10,750)       (14,875)
Payments on other liabilities                               (95)          (132)
Proceeds from issuance of common stock                      320            124
Dividend payments on preferred stock                     (1,208)            --
Payments for debt issuance costs                         (3,585)           (16)
                                                      ---------      ---------
  Net cash provided by financing activities             304,432        177,351
                                                      ---------      ---------

Increase (decrease) in cash and cash equivalents          3,786          2,209
Cash and cash equivalents at beginning of period          3,430          3,060
                                                      ---------      ---------
Cash and cash equivalents at end of period            $   7,216      $   5,269
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

        Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


2.   Acquisitions, Dispositions, and Financings
     ------------------------------------------

1996 COMPLETED TRANSACTIONS

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


        On October 17, 1996, the Company completed a secondary public offering of 9,000,000 shares of its Class A Common Stock (the "1996 Offering"). The net proceeds of approximately $264.2 million were used to reduce borrowings under the Company's senior credit facility.

        On October 18, 1996, the Company acquired WEDR-FM in Miami for $65.0 million in cash plus various other direct acquisition costs.

1997 COMPLETED TRANSACTIONS

        On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit for $30.0 million in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

        On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco for $115.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996.

        On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit for $168.0 million in cash plus various other direct acquisition costs. The Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

        On April 3, 1997, the Company swapped WQRS-FM in Detroit (which the Company acquired on April 3, 1997 for $32.0 million in cash), in exchange for WWRC-AM in Washington, D.C. and $9.5 million in cash. The net purchase price to the Company of WWRC-AM was therefore $22.5 million. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

        On April 25, 1997, the Company amended and restated its senior credit facility with a group of commercial banks (the "Senior Credit Facility"), which, among other things, increased the total commitment thereunder to $1.75 billion. Upon consummation of the Chancellor Merger (discussed below), it is expected that the total commitment under the Senior Credit Facility will be increased to $2.50 billion. In connection with the amendment and restatement of the Senior Credit Facility, on April 25, 1997, the Company repaid all amounts outstanding under its 11.59% Senior Secured Notes due 1999.

        On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia for $103.0 million in cash plus various other direct acquisition costs.

PENDING TRANSACTIONS

        On July 15, 1996, the Company entered into an agreement to acquire WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $73.75 million in cash (including $5.0 million already paid by the Company for an option to purchase the station and $0.5 million paid by the Company in escrow) (the "Century Acquisition"). The Century Acquisition, expected to close in the second quarter of 1997, will be financed through borrowings under the Senior Credit Facility. On April 10, 1997, the Company entered into an agreement to sell WPNT-FM in Chicago to Bonneville International Corporation ("Bonneville") for $75.0 million in cash (discussed below).

        On August 12, 1996, the Company entered into an agreement to acquire WFLN-FM in Philadelphia from Secret Communications, L.P. ("Secret") for $37.75 million in cash (the "Secret/Philadelphia Acquisition"). The Company also entered into an agreement to operate WFLN-FM under a time brokerage agreement effective September 1, 1996. The Secret/Philadelphia Acquisition, expected to close in the second or third quarter of 1997, will be financed through borrowings under the Senior Credit Facility. On April 4, 1997, the Company entered into an agreement to sell WFLN-FM in Philadelphia to affiliates of Greater Media, Inc. ("Greater Media") for $41.8 million in cash (the "Greater Media Disposition"). On May 1, 1997, the Company assigned its time brokerage agreement to operate WFLN-FM to Greater Media. The disposition of WFLN-FM is expected to close in the second or third quarter of 1997.

        On December 5, 1996, the Company agreed to swap five of its six stations in the Charlotte, N.C. market (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM), which were acquired as part of the BPI Acquisition and the Pyramid Acquisition, to EZ Communications, Inc. ("EZ") for WIOQ-FM and WUSL-FM in Philadelphia (the "EZ Exchange"). As part of this transaction, the Company also agreed to sell its sixth radio station in Charlotte, WNKS-FM, to EZ for $10.0 million in cash (the "EZ Sale" and, collectively with the EZ Exchange, the "EZ Transaction"). The EZ Transaction is expected to close in the second quarter of 1997.

        On February 18, 1997, the Company entered into an agreement to sell WEJM-FM in Chicago for $14.75 million in cash to affiliates of Crawford Broadcasting (the "Crawford Disposition"). On March 13, 1997, the Company transferred WEJM-FM to an independent operating trust (the "WEJM Trust") pending consummation of the disposition. The WEJM Trust permits the Company to retain its economic interest in WEJM-FM, but no control, and allows the Company to maintain compliance with the FCC's multiple ownership limitations in Chicago upon consummation of the Century Acquisition. The Crawford Disposition is expected to close in the second quarter of 1997. On March 19, 1997, the Company entered into an agreement to sell WEJM-AM in Chicago for $7.5 million in cash to affiliates of Douglas Broadcasting (the "Douglas Disposition"). The Douglas Disposition is expected to close in the third or fourth quarter of 1997.

        On February 16, 1997, the Company entered into a stock purchase agreement (the "Viacom Stock Purchase Agreement") with Viacom International, Inc. ("Viacom"), whereby the Company agreed to acquire all of the issued and outstanding capital stock of certain subsidiaries of Viacom (the "Viacom Subsidiaries") for an aggregate purchase price of $1.075 billion, plus working capital, in cash. The Viacom Subsidiaries own and operate ten radio stations in the Los Angeles, New York, Chicago, Washington, D.C. and Detroit markets.

        On February 19, 1997, the Company entered into an agreement (the "Chancellor Merger Agreement") with Chancellor Broadcasting Company (''Chancellor'') and Chancellor Radio Broadcasting Company, a direct operating subsidiary of Chancellor ("CRBC"), pursuant to which Chancellor and CRBC will be merged with and into the Company in a stock-for-stock transaction, with the Company remaining as the surviving corporation (the "Chancellor Merger"). Assuming the consummation of transactions of Chancellor and CRBC pending as of March 31, 1997, Chancellor and CRBC will own and operate 51 radio stations (34 FM and 17 AM) in fourteen markets. Upon consummation of the Chancellor Merger, the Company will be renamed "Chancellor Media Corporation." The Company expects that the Chancellor Merger will be completed in the third or fourth quarter of 1997.

        In connection with the Chancellor Merger Agreement, on February 19, 1997, the Company, Chancellor and CRBC entered into a joint purchase agreement (the "Viacom Joint Purchase Agreement") that governs certain aspects of the acquisition of the Viacom Subsidiaries as between Chancellor, CRBC and the Company. Pursuant to the Viacom Joint Purchase Agreement, the Company and CRBC each paid $53.75 million to Viacom to satisfy the obligation of the Company under the Viacom Stock Purchase Agreement to pay a deposit of 10% of the purchase price, which deposit is non-refundable except under certain limited circumstances (the "Company Deposit" and the "CRBC Deposit," respectively). In the event that consummation of the Viacom Stock Purchase Agreement occurs prior to consummation of the Chancellor Merger Agreement, CRBC will be required to purchase the Viacom Subsidiaries that own and operate the stations in Los Angeles, Chicago and Detroit for $480.0 million, plus working capital, in cash, including the CRBC Deposit (the "Chancellor Viacom Acquisition") and the

Company will be required to purchase the Viacom Subsidiaries that own and operate the stations in New York and Washington, D.C. for $595.0 million, plus working capital, in cash, including the Company Deposit (the "Evergreen Viacom Acquisition"). In the event that consummation of the Viacom Stock Purchase Agreement occurs after the consummation of the transaction with Chancellor, the surviving corporation will acquire all of the Viacom Subsidiaries. The Evergreen Viacom Acquisition, expected to close during the second quarter of 1997, will be financed through borrowings under the Senior Credit Facility, together with other sources of debt and equity capital which the Company is currently pursuing. The Company is currently discussing a variety of financing alternatives with various parties, but, as of the date hereof, the Company has not made any firm decision about whether to raise debt or equity financing or some combination thereof.

        On April 4, 1997, the Company entered into an agreement to acquire WGCI-FM/AM in Chicago, KHKS-FM in Dallas, and KKBQ-FM/AM in Houston from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. ("P&S"), for $340.0 million in cash, subject to an upward adjustment of up to $10.0 million depending on the timing of the consummation of the transactions (the "Gannett Acquisition"). On April 10, 1997, the Company issued letters of credit for the benefit of P&S in the aggregate amount of $34.0 million to secure the Company's obligations. The Gannett Acquisition, expected to close in the third or fourth quarter of 1997, is expected to be financed with borrowings under the Senior Credit Facility.

        On April 9, 1997, the Company entered into an agreement to sell the FCC authorizations and transmission equipment currently used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corp. ("Susquehanna") for $44.0 million in cash (the "San Francisco Frequency Disposition"). Simultaneously therewith, CRBC entered into an agreement to sell to Susquehanna the call letters "KSAN-FM," which are currently used by CRBC in San Francisco. Upon consummation of the San Francisco Frequency Disposition, the Company intends to operate KYLD-FM on the frequency currently assigned to KSAN-FM. The Company expects that the San Francisco Frequency Disposition will be completed in the second or third quarter of 1997.

        On April 10, 1997, the Company entered into agreement to sell WPNT-FM in Chicago (previously discussed), WLUP-FM in Chicago for $80.0 million in cash, and KDFC-FM in San Francisco for $50.0 million in cash to Bonneville (collectively, the "Bonneville Dispositions"). The assets of KDFC-FM are classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM/KDFC-FM/AM and no gain or loss will be recognized by the Company upon consummation of the sale of KDFC-FM. The Company expects that the Bonneville Dispositions will be completed in the second or third quarter of 1997.

        On April 11, 1997, the Company entered into an agreement to sell WJZW-FM in Washington, D.C., which the Company will acquire in the Evergreen Viacom Acquisition, for $68.0 million in cash (the "ABC/Washington Disposition"). The Company expects that the disposition of WJZW-FM will be completed in the second or third quarter of 1997.

        Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

Summary of Net Assets Acquired
------------------------------

        The Pyramid Acquisition and the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-AM, KKSF-FM and KDFC-FM/AM discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

A summary of the net assets acquired follows:

                                                                   Three
                                                   Year Ended      Months Ended
                                                   December 31,    March 31,
                                                   1996            1997
                                                   ------------    ------------

Working capital, including cash of $1,011 in 1996    $ 11,218       $     --
Property and equipment                                 11,519          4,910
Assets held for sale                                   32,000         50,000
Intangible assets                                     465,824         90,090
Deferred tax liability                                (61,218)            --
                                                     --------       --------
                                                     $459,343       $145,000
                                                     ========       ========


The consolidated condensed results of operations data for the three months ended March 31, 1997 and 1996, as if the Pyramid Acquisition and the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-AM, KKSF-FM, KDFC-FM/AM and WDAS-FM/AM, the 1996 Offering and preferred stock conversion and redemption, had occurred at January 1, 1996, follow:

                                                       Three Months Ended
                                                    March 31,        March 31,
                                                      1996             1997
                                                    --------------------------
Net revenues                                        $ 70,472       $ 87,278
Operating income (loss)                              (11,989)        (6,038)
Net loss                                             (19,804)       (18,151)
Net loss per common share                           $  (0.47)      $  (0.43)


     The above pro forma results of operations are presented pursuant to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would have been achieved had these transactions occurred at the beginning of 1996, nor are they indicative of future results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

GENERAL
-------

        Since the Company's acquisition in May of 1995 of Broadcasting Partners, Inc. (``BPI''), an eleven-station radio broadcasting group owning eight stations in the nation's ten largest radio markets (the ``BPI Acquisition''), the Company has engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. Implementation of this acquisition strategy was significantly accelerated in 1996 and to date in 1997 due to passage of the Telecommunications Act of 1996 and the associated relaxation of national and local ownership limits. For a discussion of the various transactions completed and agreements entered into since January 1, 1996 as part of the Company's acquisition strategy, see the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Consummation of the Pending Transactions (including the Chancellor Merger, the Viacom Stock Purchase Agreement and the Gannett Acquisition) will add 22 stations in the Company's current markets, and 41 stations in 10 markets not currently served by the Company. The Company's station portfolio will expand to include a total of 12 radio station clusters of four or five FM stations ("superduopolies"), with seven in the 12 largest radio markets - Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit - and five in other large markets - Denver, Minneapolis-St. Paul, Phoenix, Orlando and Nassau-Suffolk (Long Island).

        The Company's results of operations from period to period have not historically been comparable because of the impact of the various station acquisitions and dispositions that the Company has completed. The chart below summarizes the acquisitions and dispositions that the Company has completed since January 1, 1996 through March 31, 1997:

                                   DATE OF          NUMBER OF                                                  COST (PROCEEDS)
    TRANSACTION                  TRANSACTION        STATIONS                  MARKET(S)                        (IN THOUSANDS)
    -----------                  -----------        ---------                 ---------                        --------------
Pyramid Acquisition              1/96               9 FM             Chicago, Philadelphia, Boston                 $316,343
                                                    3 FM             Charlotte, Buffalo

Acquisition                      5/96               1 FM             Boston                                        $ 34,000

Disposition                      8/96               1 FM             Buffalo                                      ($ 12,500)

Disposition                      8/96               1 FM             Buffalo                                      ($ 19,500)
                                                    1 AM

Acquisition                      8/96               1 FM             San Francisco                                 $ 44,000

Acquisition                     10/96               1 FM             Miami                                         $ 65,000

Exchange                        11/96          1 FM in return        Exchanged Boston for Washington,                   N/A
                                                  for 1 FM           D.C.

Acquisition                      1/97                1 FM            Detroit                                       $ 30,000
                                                     1 AM

Acquisition                      1/97                2 FM            San Francisco                                 $115,000
                                                     1 AM

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996


        The Company's results of operations for the three months ended March 31, 1997 are not comparable to the results of operations for the three months ended March 31, 1996 due to the impact of the various station acquisitions and dispositions discussed elsewhere in this Quarterly Report on Form 10-Q and in the table above.

        Net revenues for the three months ended March 31, 1997 increased 53.4% to $81.9 million compared to $53.4 million for the three months ended March 31, 1997. Station operating expenses excluding depreciation and amortization for the first quarter of 1997 increased 41.6% to $53.0 million compared to $37.4 million for the same quarter in 1996. Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the first quarter of 1997 increased 81.3% to $28.9 million compared to $15.9 million for the same quarter in 1996. The increase in net revenues, station operating expenses, and broadcast cash flow was primarily attributable to the impact of the various station acquisitions, dispositions, and time brokerage agreements discussed above, in addition to the overall net operational improvements realized by the Company's radio stations.

        Depreciation and amortization for the first quarter of 1997 increased 14.7% to $26.0 million compared to $22.7 million for the same period in 1996. The increase represents additional depreciation and amortization due to the impact of the recent acquisitions, offset by decreases due to certain intangibles which became fully amortized in 1996 and 1997.

        Corporate general and administrative expenses for the first quarter of 1997 increased 56.2% to $2.3 million compared to $1.5 million for the same period in 1996. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to the recent acquisitions.

        As a result of the above factors, the Company realized $0.6 million of operating income for the first quarter of 1997 compared to an operating loss of $8.2 million for the first quarter of 1996.

        Interest expense, net for the first quarter of 1997 decreased 12.0% to $7.9 million compared to $9.0 million for the same period in 1996. The net decrease in interest expense, net was primarily due to the repayment of borrowings under the revolving portion of the Senior Credit Facility of approximately $264.2 million from the net proceeds of the 1996 Offering and an overall decrease in the Company's borrowings rates, offset by additional bank borrowings of approximately $254.5 million, together with the net proceeds of $19.5 million from the sale of WHTT-FM/AM in Buffalo on July 19, 1996 and $12.5 million from the sale of WSJZ-FM in Buffalo on August 1, 1996, that were used to finance the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-AM, KKSF-FM and KDFC-FM/AM during 1996 and the first quarter of 1997.

        The income tax benefit for the three months ended March 31, 1997 is comprised of current federal and state income tax expense and a deferred federal income tax benefit.

        Dividends paid on the Company's preferred stock were $1.2 million for the first quarter of 1996. There were no dividends paid for the three months ended March 31, 1997 due to the conversion of a total of 1,608,297 shares of the Company's Convertible Exchangeable Preferred Stock into a total of 5,025,916 shares of Class A Common Stock and the redemption by the Company of the remaining 1,703 shares during 1996.

        As a result of the above factors, the Company incurred a $6.0 million net loss attributable to common stock for the first quarter of 1997 compared to a $15.5 million net loss for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

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

        The total cash financing required to consummate the Century Acquisition, the Secret/Philadelphia Acquisition, the Evergreen Viacom Acquisition and the Gannett Acquisition is expected to be $1.047 billion (excluding payments to be made for working capital under the Evergreen Viacom Acquisition and a possible upward adjustment of $10.0 million for the Gannett Acquisition). Of this amount, approximately $59.3 million has already been advanced by the Company in the form of escrow deposits or other upfront payments. In addition, the Company expects to receive $391.1 million in cash from the completion of its pending dispositions. Accordingly, the Company will require at least $596.6 million in additional financing to consummate the Secret/Philadelphia Acquisition, the Evergreen Viacom Acquisition and the Gannett Acquisition. The Company anticipates that it will obtain this additional financing through borrowings under the Senior Credit Facility and from other sources of debt and/or equity capital that the Company is currently pursuing.

        On April 25, 1997, the Company entered into the Senior Credit Facility which amended and restated its prior senior credit facility. Under the amended agreement, the Company established a $1.25 billion revolving facility (the ``Revolving Loan Facility'') and a $500.0 million term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the commitments under the Senior Credit Facility are expected to be increased by at least $750.0 million and, as discussed below, the Company will borrow an amount sufficient to repay outstanding borrowings of CRBC under its senior credit agreement. The capital stock of the subsidiaries of the Company are pledged to secure performance of the Company's obligations under the Senior Credit Facility. At May 1, 1997, the Company had drawn $500.0 million of the Term Loan Facility and $338.5 million of the Revolving Loan Facility. Required principal repayments of amounts outstanding under the Term Loan Facility and commitment reductions under the Revolving Loan Facility commence on September 30, 2000. The Company's ability to make additional borrowings under the Senior Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility. Assuming certain conditions specified in the Senior Credit Facility are satisfied and assuming there are no other defaults under the Senior Credit Facility, the Senior Credit Facility contains certain provisions which will relax certain financial ratios with which the Company is required to comply during the period commencing on the date that the Evergreen Viacom Acquisition is consummated and ending on the earlier of (i) June 30, 1998, (ii) any deadline that may be established by the FCC for the consummation of any station dispositions that must be made by the Company in order to comply with the FCC's multiple ownership rules as a result of the Company's acquisitions which were pending as of April 25, 1997 and (iii) the consummation of the Chancellor Merger or such earlier date that the Company has incurred subordinated indebtedness with restrictions on leverage that are effectively more restrictive than those set forth in the Senior Credit Facility during the relaxation period.

        Upon consummation of the Chancellor Merger, the Company will be required to assume or refinance existing debt and preferred stock of Chancellor and CRBC. The Company has been informed that CRBC is currently negotiating (i) an amendment to its current senior credit agreement and (ii) other possible sources of debt and/or equity capital, in each case in order to finance the Chancellor Viacom Acquisition. The Company expects to repay all amounts outstanding under CRBC's senior credit agreement upon consummation of the Chancellor Merger. In addition to debt service requirements under the Senior Credit Facility, the Company will be required to pay interest on CRBC's 9 3/8% Senior Subordinated Notes due 2004, which the Company will assume upon consummation of the Chancellor Merger. CRBC's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock and CRBC's 12% Exchangeable Preferred Stock, in exchange for which the Company will issue substantially identical securities upon consummation of the Chancellor Merger, will not require the payment of cash dividends through May 14, 2001 and January 14, 2002, respectively, although in lieu of paying cash dividends prior to such dates the Company may issue additional shares of such preferred stock or incur additional accretion. Chancellor's 7% Convertible Preferred Stock, in exchange for which the Company will issue substantially identical securities upon consummation of the Chancellor Merger, will require cash dividends by the Company of $7.7 million per year.

        Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.


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

RECENTLY-ISSUED ACCOUNTING PRINCIPLES

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

PART II

ITEM 1. - LEGAL PROCEEDINGS
---------------------------


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

ITEM 6.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT    DESCRIPTION OF EXHIBIT
-------    ----------------------
NO.
---


(f) 2.9 Plan of Recognization and Merger by and between Evergreen Media Corporation an Broadcasting Partners, Inc., dated on January 31, 1995, as amended, including the Form of Registration Rights Agreement among MLGA Fund I, L.P., MLGA Fund II, L.P. MLGA/BPI Partners I, L., P., MLGAL Partners, Limited Partnership and Evergreen Media Corporation (see table of contents for a list of omitted schedules).

(g)2.9A Agreement dated as of January 31, 1995 among Evergreen Media Corporation, Broadcasting Partners, Inc., the holders of the shares of capital stock of Broadcasting Partners, Inc. an Scott K. Ginsburg, holder of shares of capital stock of Evergreen Media Corporation.

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

(i)2.11A Amendment to Plan and Agreement of Merger by and among Pyramid Communications Inc., Evergreen Media Corporation and Evergreen Media/Pyramid Corporation dated September 7, 1995.

(i)2.11B Amendment to Plan and Agreement of Merger by and among Pyramid Communications Inc., Evergreen Media Corporation an Evergreen Media/Pyramid Corportion dated January 11, 1996.

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

(o)2.14     Asset Purchase Agreement dated April 4, 1996 between American
            Radio System Corporation and Evergreen Media Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

(o)2.15 Asset Purchase Agreement dated April 11, 1996 between Mercury Radio Communications, L.P. and Evergreen Media Corporation of Los Angeles, Evergreen Media/Pyramid Holding Corporation, WHTT (AM) License Corp. (see table of contents for list of omitted exhibits and schedules).

(o)2.16 Asset Purchase Agreement dated April 19, 1996 between Crescent Communications L.P. and Evergreen Media Corporation of Los Angeles (see table of contents for list of omitted exhibits and schedules).

(p)2.17 Asset Purchase Agreement dated June 13, 1996 between Evergreen Media Corporation of Los Angeles and Greater Washington Radio, Inc. (see table of contents for list of omitted exhibits and schedules).

(p)2.18 Asset Exchange Agreement dated June 13, 1996 among Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of the Bay State, WKLB License Corp., Greater Media Radio, Inc. and Greater Washington Radio, Inc. (see table of contents for list of omitted exhibit and schedules).

(p)2.19 Purchase Agreement dated June 27, 1996 between WEDR, Inc., Seller and Evergreen Media Corporation of Los Angeles, Buyer. (See table of contents for list of omitted schedules.)

(p)2.20 Time Brokerage Agreement dated July 10, 1996 by and between Evergreen Media Corporation of Detroit, as Licensee, and Kidstar Interactive Media, Incorporated, as Time Broker.

(p)2.21 Asset Purchase Agreement dated July 15, 1996 by and among Century Chicago Broadcasting L.P., an Illinois limited partnership, ("Seller"), Century Broadcasting Corporation, a Delaware Corporation ("Century"), Evergreen Media Corporation of Los Angeles a Delaware Corporation ("Buyer").

(p)2.22 Asset Purchase Agreement dated August 12, 1996 by and among Chancellor Broadcasting Company, Shamrock Broadcasting, Inc. and Evergreen Media Corportion of the Great Lakes.

(p)2.23 Asset Purchase Agreement dated as of August 12, 1996 between Secret Communications Limited Partnership and Evergreen Media Corporation of Los Angeles (WQRS-FM). (See table of content for list of omitted exhibits and schedules.)

(p)2.24 Asset Purchase Agreement dated as of August 12, 1996 between Secret Communications Limited Partnership and Evergreen Media Corporation of Los Angeles. (See table of contents for list of omitted schedules)

(q)2.25 Letter of intent dated August 27, 1996 between EZ Communications, Inc. Evergreen Media Corporation.

(q)2.26 Asset Purchase Agreement dated Septembeer 19, 1996 between Beasley-FM Acquisition Corp. WDAS License Limited Partnership and Evergreen Media Corporation of Los Angeles.

(q)2.27 Asset Purchase Agreement dated September 19, 1996 between The Brown Organization and Evergreen Media Corporation of Los Angeles.

(r)2.28 Stock Purchase Agreement by and between Viacom International, Inc. and Evergreen Media Corporation of Los Angeles, dated February 16, 1997 (See table of contents for omitted schedule and exhibits).

(r)2.29 Agreement and Plan of Merger, by and among Evergreen Media Corporation, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, dated as of February 19, 1997.

EXHIBIT     DESCRIPTION OF EXHIBIT
-------     ----------------------
NO.
---
(r)2.30     Stockholders Agreement, by and among Chancellor Broadcasting
            Company, Evergreen Media Corporation, Scott K. Ginsbury
            (individually and as custodian for certain shares held by his children), HM2/Chancellor, L.P., Hicks, Muse, Tate & First Equity
            Fund II, L.P., HM2/HMW, L.P. The Chancellor Business Trust, HM2/
            HMD Sacramento GP, L.P., Thomas O. Hicks, as Trustee of the
            William Cree Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as
            Trustee of the Catherine Forgave Hicks 1993 Irrevocable Trust,
            Thomas O. Hicks, as Trustee of the John Alexander Hicks 1984 Trust,
            Thomas O. Hicks, as Trustee of the Mack Hardin Hicks 1984 Trust,
            Thomas O. Hicks, as Trustee of Robert Bradley Hicks 1984 Trust,
            Thomas O. Hicks, as Trustee of the Thomas O. Hicks, Jr. 1984 Trust,
            Thomas O. Hicks, and H. Rand Reynolds, as Trustee for the Muse
            Children's GS Trust, and Thomas O. Hicks, dated as of February 19,
            1997.

(r)2.31 Joint Purchase Agreement, by and among Chancellor Radio Broadcasting Company, Evergreen Media Corporation of Los Angeles, and Evergreen Media Corporation, dated as of February 19, 1997.

(s)2.32 Asset Exchange Agreement, by and among EZ Communications, Inc., Professional Broadcasting Incorporated, EZ Philadelphia, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Charlotte, Evergreen Media Corporation of the East, Evergreen Media Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License Corp. and WRFX License Corp., dated as of December 5, 1996 (See table of contents for list of omitted schedules).

(s)2.33 Asset Purchase Agreement, by and among EZ Communications, Inc., Professional Broadcasting Incorporated, EZ Charlotte, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of the East and Evergreen Media Corporation of Carolinaland, dated as of December 5, 1996 (See table of contents for list of omitted schedules).

(t)2.34 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re:
            WGCI-AM and WGCI-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(t)2.35 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re:
            KKBQ-AM and KKBQ-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(t)2.36 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re:
            KHKS-FM), dated s of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(a)3.1A Restated Certificate of Incorporation of Evergreen Media Corporation, dated November 6, 1992.


(k)3.1B Certificate of Amendment of Restated Certificate of Incorporation of Evergreen Media Corporation.

(a)3.2      Restated Bylaws of Evergreen Media Corporation.

(a)4.1      Specimen Class A Common Stock certificate.

(i)4.8 Amended and Restated Loan Agreement dated as of January 17, 1996 among Evergreen Media Corporation of Los Angeles, the financial institutions whose names appear as Lenders of the signature pages thereof (the "Lenders"), The Toronto Dominion Bank, The Bank of
            New York and NationsBank of Texas, N.A., as Arranging Agents, The Bank of New York, as Syndication Agent, NationsBank of Texas, N.A., as Documentation Agent, and Toronto Dominion (Texas), Inc. an Administrative Agent for the Lenders together with certain collateral documents attached thereto all exhibits, including Assignment of Partnership Interests, Borrower's Pledge Agreement, Parent Company Guarantee, Security Agreement, Stock Pledge Agreement, Subsidiary Guarantee, Subsidiary Pledge Agreement and Subsidiary Security Agreement.

(o)4.8A First Amendment to Loan Agreement, dated May 8, 1996, between the Company, the Banks, the Co-Agents and the Agent.

(i)4.9 Amended and Restated Note Purchase Agreement dated as of January 17, 1996 among Evergreen Media Corporation of Los Angeles and Teachers Insurance and Annuity Association of America.

(t)4.10 Second Amended and Restated Loan Agreement dated as of April 25, 1997 among Evergreen Media Corporation of Los Angeles, the financial institutions whose names appear as Lenders on the signature pages thereof (the "Lenders"), Toronto Dominion Securities, Inc., as Arranging Agent, The Bank of New York and Bankers Trust Company, as Co-Syndication Agents, NationsBank of Texas, N.A. and Union Bank of California, as Co-Documentation Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent for the Lenders, together with certain collateral documents attached thereto as exhibits, including Assignment of Partnership Interests, Assignment of Trust Interests, Borrower's Pledge Agreement, Parent Company Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and Subsidiary Pledge Agreement (see table of contents for list of omitted schedules and exhibits).

(f)10.23    Evergreen Media Corporation Stock Option Plan for Non-employee
            Directors.

**(n)10.24  Employment Agreement dated November 28, 1995 by and between
            Evergreen Media Corporation and Matthew E. Devine.

**(n)10.25  Employment Agreement dated November 28, 1995 by and between
            Evergreen Media Corporation and James de Castro.

**(n)10.26  Employment Agreement dated February 9, 1996 by and between
            Evergreen Media Corporation and Kenneth J. O'Keefe.

**(o)10.27  Employment Agreement dated April 15, 1996 by and between
            Evergreen Media Corporation and Scott K. Ginsburg, as amended.

**(o)10.28  1995 Stock Option Plan for executive officers and key employees of
            Evergreen Media Corporation.

**(s)10.29  Memorandum of Agreement, dated February 19, 1997, between Evergreen
            Media Corporation and Scott K. Ginsburg, as agreed and acknowledged by Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company.

                *27  Financial Data Schedule

*       Filed herewith.
**      Management contract or compensatory arrangement.
(a) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg.
        No. 33-60036).
(f) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, as amended (Reg.
        No. 33-89838).
(g) Incorporated by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).
(h) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated July 14, 1995.
(i) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated January 17, 1996.
(j) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q for the quarterly period ending September 30, 1995.
(k) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg.
        No. 33-69752).
(n) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.
(o) Incorporated by reference to the identically numbered exhibit to the Company's report on Form 10-Q for the quarterly period ending
        March 31, 1996.
(p) Incorporated by reference to the identically numbered exhibit to the Company's report on Form 10-Q for the quarterly period ended June 30, 1996.
(q) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 333-12453).
(r) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated February 16, 1997.
(s) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(t) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K dated May 9, 1997.


(b)     Reports on Form 8-K

           1. Form 8-K, dated February 16, 1997, reporting certain events related to the execution of the Viacom Stock Purchase Agreement (incorporated by reference as Exhibit 2.28 hereto) and the execution of the Chancellor Merger Agreement (incorporated by reference as Exhibit 2.29 hereto).

           2. Form 8-K, dated May 9, 1997, reporting certain events related to the execution of the agreements contemplated by the Gannett Acquisition (incorporated by reference as Exhibits 2.34, 2.35 and 2.36 hereto), the Senior Credit Facility (incorporated by reference as Exhibit 4.10 hereto), and the consummation of other transactions previously described.

                                  SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Evergreen Media Corporation



                                        By: /s/ Matthew E. Devine
                                            -----------------------
                                            Matthew E. Devine
                                            Chief Financial Officer



Date:  May 14, 1997