Form 10-Q
period 1997-06-30
EVERGREEN MEDIA CORP; EVERGREEN MEDIA CORP OF LOS ANGELES
filed 1997-08-14
CIK 894972, 1043102

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997



Commission File No. 0-21570                        Commission File No. 333-32259
EVERGREEN MEDIA CORPORATION                         EVERGREEN MEDIA CORPORATION
                                                             OF LOS ANGELES
(Exact Name of Registrant                            (Exact Name of Registrant
as Specified in its Charter)                        as Specified in its Charter)

             DELAWARE                                         DELAWARE
(State or other jurisdiction of                  (State or other jurisdiction of
    incorporation or organization)                incorporation or organization)

         75-2247099                                           75-2451687
(I.R.S. Employer Identification                  (I.R.S. Employer Identification
         Number)                                               Number)


        433 EAST LAS COLINAS BOULEVARD, SUITE 1130, IRVING, TEXAS 75039
          (Address of principal executive offices, including zip code)

                                 (972) 869-9020
              (Registrant's telephone number, including area code)


Indicate by check mark whether Evergreen Media Corporation and Evergreen Media Corporation of Los Angeles (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Evergreen Media Corporation                    Yes   X     No
                                                         -----       -----

      Evergreen Media Corporation of Los Angeles     Yes         No    X
                                                         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997, 39,138,235 shares of Class A Common Stock and 3,114,066 shares of Class B Common Stock of Evergreen Media Corporation were outstanding and 1,000 shares of Common Stock of Evergreen Media Corporation of Los Angeles were outstanding.

                                     INDEX

                                                                                            Page No.
                                                                                            --------
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  EVERGREEN MEDIA CORPORATION
                  Consolidated Balance Sheets (unaudited).......................                2
                  Consolidated Statements of Operations (unaudited).............                4
                  Consolidated Statements of Cash Flows (unaudited).............                5
                  Notes to Consolidated Financial Statements (unaudited)........                6

                  EVERGREEN MEDIA CORPORATION OF LOS ANGELES
                  Consolidated Balance Sheets (unaudited).......................               12
                  Consolidated Statements of Operations (unaudited).............               14
                  Consolidated Statements of Cash Flows (unaudited).............               15
                  Notes to Consolidated Financial Statements (unaudited)........               16

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................               22

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................               27
         Item 2.  Changes in Securities.........................................               27
         Item 4.  Submission of Matters to a Vote of Security Holders...........               28
         Item 6.  Exhibits and Reports on Form 8-K..............................               29

                                     PART I

ITEM 1          FINANCIAL STATEMENTS


                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                         December 31,        June 30,
                                            1996              1997
                                         ----------        ----------
ASSETS

Current assets:
Cash and Cash equivalents                $    3,060        $    4,886
Accounts receivable, net                     85,159            99,654
Prepaid expenses and other assets             6,352             7,799
                                         ----------        ----------

Total current assets                         94,571           112,339

Property and equipment, net                  48,193            64,817
Intangible assets, net                      853,643         1,183,569
Assets held for sale                             --            50,000
Other assets                                 24,552            72,788
                                         ----------        ----------

                                         $1,020,959        $1,483,513
                                         ==========        ==========

See accompanying notes to consolidated financial statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                             (Dollars in thousands)


                                                               December 31,          June 30,
                                                                  1996                 1997
                                                               -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                          $    26,366         $    32,895
Current portion of long-term debt                                   26,500                  --
Other current liabilities                                              284                  99
                                                               -----------         -----------

Total current liabilities                                           53,150              32,994

Long-term debt, excluding current portion                          331,500             525,000
Deferred tax liability                                              86,098              88,014
Other liabilities                                                      800                 902
                                                               -----------         -----------

        Total liabilities                                          471,548             646,910
                                                               -----------         -----------

Stockholders' equity:
Preferred Stock, Authorized 6,000,000 shares; issued
    5,990,000 shares of $3.00 Convertible Exchangeable
    Preferred Stock in 1997                                             --             299,500
Class A common stock, $.01 par value
   Authorized 75,000,000 shares; issued and outstanding
   39,038,848 shares in 1996 and 39,131,735 in 1997                    390                 391
Class B common stock, $.01 par value
   Authorized 4,500,000 shares; issued and outstanding
   3,116,066 shares in 1996 and 3,114,066 in 1997                       31                  31

Paid-in capital                                                    662,502             651,383
Accumulated deficit                                               (113,512)           (114,702)
                                                               -----------         -----------

Total stockholders' equity                                         549,411             836,603
                                                               -----------         -----------

                                                               $ 1,020,959         $ 1,483,513
                                                               ===========         ===========


 See accompanying notes to consolidated financial statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except for per share data)


                                                             Three Months Ended                  Six Months Ended
                                                          June 30,         June 30,          June 30,         June 30,
                                                           1996              1997             1996              1997
                                                         --------         ---------         ---------         ---------

Gross revenues                                           $ 83,832         $ 122,365         $ 144,614         $ 216,177
   Less agency commissions                                 10,841            16,001            18,252            27,916
                                                         --------         ---------         ---------         ---------

Net revenues                                               72,991           106,364           126,362           188,261


Station operating expenses excluding depreciation
   and amortization                                        42,887            58,178            80,313           111,162
Depreciation and amortization                              21,336            27,897            44,012            53,912
Corporate general and administrative                        1,706             3,321             3,198             5,651
                                                         --------         ---------         ---------         ---------

Operating expenses                                         65,929            89,396           127,523           170,725
                                                         --------         ---------         ---------         ---------


Operating income (loss)                                     7,062            16,968            (1,161)           17,536
                                                         --------         ---------         ---------         ---------

Nonoperating expenses (income):
Interest expense, net                                      10,066            14,853            19,039            22,741
Gain on disposition of assets                                  --           (13,323)               --           (13,323)
                                                         --------         ---------         ---------         ---------



Income (loss) before income taxes and
   extraordinary item                                      (3,004)           15,438           (20,200)            8,118

Income tax expense (benefit)                                 (782)            5,568            (3,705)            4,259
                                                         --------         ---------         ---------         ---------

Income (loss) before extraordinary item                    (2,222)            9,870           (16,495)            3,859
                                                         --------         ---------         ---------         ---------
Extraordinary item - loss on extinguishment of
   debt, net of income tax benefit                             --            (4,350)               --            (4,350)
                                                         --------         ---------         ---------         ---------

Net income (loss)                                          (2,222)            5,520           (16,495)             (491)

Preferred stock dividends                                  (1,207)             (699)           (2,415)             (699)
                                                         --------         ---------         ---------         ---------


Net income (loss) attributable to common
   stockholders                                          $ (3,429)        $   4,821         $ (18,910)        $  (1,190)
                                                         ========         =========         =========         =========

Income (loss) per common share:
   Before extraordinary item                             $  (0.12)        $    0.21         $   (0.67)        $    0.07
   Extraordinary item                                          --             (0.10)               --             (0.10)
                                                         --------         ---------         ---------         ---------
         Net income (loss)                               $  (0.12)        $    0.11         $   (0.67)        $   (0.03)
                                                         ========         =========         =========         =========

Weighted average common shares outstanding                 28,082            42,228            28,070            42,208
                                                         ========         =========         =========         =========


See accompanying notes to consolidated financial statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                       Six Months Ended
                                                                  June 30,          June 30,
                                                                    1996              1997
                                                                 ---------         ---------
Cash flows from operating activities:
   Net loss                                                      $ (16,495)        $    (491)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation                                                   3,479             5,074
      Amortization of goodwill, intangible
         assets and other assets                                    40,533            48,838
      Provisions for doubtful accounts                                 723             2,388
      Deferred income tax expense (benefit)                         (3,705)            4,259
      Gain on disposition of assets                                     --           (13,323)
      Loss on extinguishment of debt                                    --             4,350
      Changes in certain assets and liabilities
         net of effects of acquisitions:
        Accounts receivable                                         (9,448)          (14,893)
        Prepaid expenses and other current assets                   (2,798)           (5,102)
        Accounts payable and accrued expenses                        5,669             4,992
        Other assets                                                  (604)              (29)
        Other liabilities                                               11               102
                                                                 ---------         ---------
           Net cash provided by operating activities                17,365            36,165
                                                                 ---------         ---------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                         (348,826)         (447,240)
       Assets held for sale                                             --           (50,000)
       Escrow deposits on pending acquisitions                     (13,000)          (62,100)
       Proceeds from sale of assets                                     --            99,750
       Capital expenditures                                         (1,761)           (3,547)
       Other                                                        (2,382)          (15,270)
                                                                 ---------         ---------
         Net cash used by investing activities                    (365,969)         (478,407)
                                                                 ---------         ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                      365,750           584,250
     Principal payments on long-term debt                          (12,750)         (417,250)
     Payments on other liabilities                                    (227)             (185)
     Proceeds from issuance of common stock and preferred
        stock                                                          528           288,382
     Dividend payments on preferred stock                           (2,415)             (699)
     Payments for debt issuance costs                               (3,835)          (10,430)
                                                                 ---------         ---------
         Net cash provided by financing activities                 347,051           444,068
                                                                 ---------         ---------
Increase (decrease) in cash and cash equivalents                    (1,553)            1,826
Cash and cash equivalents at beginning of period                     3,430             3,060
                                                                 ---------         ---------
Cash and cash equivalents at end of period                       $   1,877         $   4,886
                                                                 =========         =========

See accompanying notes to consolidated financial statements.

                  EVERGREEN MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Evergreen Media Corporation and its subsidiaries (the "Company") for the periods presented.

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

         Income (loss) per common share is based on the weighted average number of common shares outstanding during the periods after giving retroactive effect to the stock split. For the quarter ended June 30, 1997, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

2.   Acquisitions, Dispositions, and Financings

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

         On May 3, 1996, the Company acquired WKLB-FM in Boston from Fairbanks Communications for $34.0 million in cash plus various other direct acquisition costs. On November 26, 1996, the Company exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. The Company had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

         On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio for $19.5 million in cash, and on August 1, 1996, the Company sold WSJZ-FM in Buffalo to American Radio Systems for $12.5 million in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The Company had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

         On August 14, 1996, the Company acquired KYLD-FM in San Francisco from Crescent Communications for $44.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

         On October 17, 1996, the Company completed a secondary public offering of 9,000,000 shares of its Class A Common Stock (the "1996 Offering"). The net proceeds of approximately $264.2 million were used to reduce borrowings under the Company's senior credit facility.

         On October 18, 1996, the Company acquired WEDR-FM in Miami from affiliates of the Rivers Group for $65.0 million in cash plus various other direct acquisition costs.

         The Company converted 1,608,297 shares of its formerly outstanding convertible exchangeable preferred stock into 5,025,916 shares of the Company's Class A Common Stock and redeemed the remaining 1,703 shares of convertible preferred exchangeable stock at $52.70 per share in 1996 (the "1996 Preferred Stock Conversion").

1997 COMPLETED TRANSACTIONS

         On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Broadcasting Company ("Chancellor") for $30.0 million in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

         On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from the Brown Organization for $115.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50.0 million in cash. The assets of KDFC-FM are classified as assets held for sale at June 30, 1997 in connection with the purchase price allocation of the acquisition of KKSF-FM/KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale.

         On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168.0 million in cash plus various other direct acquisition costs. The Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

         On April 3, 1997, the Company swapped WQRS-FM in Detroit (which the Company acquired from Secret on April 3, 1997 for $32.0 million in cash), in exchange for Greater Media's WWRC-AM in Washington, D.C. and $9.5 million in cash. The net purchase price to the Company of WWRC-AM was therefore $22.5 million. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

         On April 25, 1997, the Company amended and restated its senior credit facility with a group of commercial banks and financial institutions (as amended on June 26, 1997, the "Senior Credit Facility") to, among other things, provide for a total commitment of $1.75 billion. Upon consummation of the Chancellor Merger (see Pending Transactions below), it is expected that the total commitment under the Senior Credit Facility will be increased to $2.50 billion. In connection with the amendment and restatement of the Senior Credit Facility, on April 25, 1997, the Company repaid all amounts outstanding under its 11.59% Senior Secured Notes due 1999.

         On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103.0 million in cash plus various other direct acquisition costs.

         On May 15, 1997, the Company exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") and also sold the Company's sixth radio station in Charlotte, WNKS-FM, to EZ for $10.0 million in cash and recognized a gain of $3.5 million.

         On May 30, 1997, the Company acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75.7 million in cash (including $2.0 million for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, the Company sold WPNT-FM in Chicago to Bonneville for $75.0 million in cash and recognized a gain of $0.5 million.

         On June 3, 1997, the Company sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting ("Crawford") for $14.8 million in cash and recognized a gain of $9.3 million.

         On June 16, 1997, the Company issued 5,500,000 shares of $3.00 Convertible Exchangeable Preferred Stock ("Convertible Preferred Stock") for net proceeds of approximately $264.2 million in a private placement. On June 20, 1997, the initial purchasers of the Convertible Preferred Stock exercised an over-allotment option granted by the Company to acquire an additional 490,000 shares of Convertible Preferred Stock for additional net proceeds of approximately $23.6 million. The combined net proceeds from the sale of Convertible Preferred Stock of approximately $287.8 million were used to repay borrowings under the Company's Senior Credit Facility and subsequently were reborrowed as part of the financing of the Viacom Acquisition (discussed below). The liquidation preference of each share of Convertible Preferred Stock is $50.00 plus accrued and unpaid dividends. Annual dividends of $3.00 per share are cumulative and payable quarterly when, as and if declared by the Board of Directors of the Company.

         On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. (collectively, the "Viacom Acquisition") for approximately $607.7 million in cash plus various other direct acquisition costs. The Viacom Acquisition was financed with (i) net proceeds of approximately $287.8 million from the private placement of the Company's Convertible Preferred Stock; (ii) additional bank borrowings under the Senior Credit Facility of approximately $266.1 million and (iii) $53.8 million in escrow funds paid by the Company on February 19, 1997 and classified as other assets at June 30, 1997. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68.0 million in cash. The assets of WJZW-FM were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sale.

         On July 7, 1997, the Company sold the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44.0 million in cash. Simultaneously therewith, Chancellor Radio Broadcasting Company, a direct operating subsidiary of Chancellor, ("CRBC") sold the call letters "KSAN-FM" (which CRBC previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and CRBC entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, which has an improved broadcast signal in the San Francisco market, and on July 7, 1997, CRBC changed the call letters of KSAN-FM to KYLD-FM.

         On July 14, 1997, the Company completed the disposition of WLUP-FM in Chicago to Bonneville and it is expected that this transaction will result in a deferred exchange for one or more radio stations within 180 days after July 14, 1997. In the event such exchange does not take place, the Company will receive gross proceeds from the disposition of WLUP-FM of $80.0 million in cash.

         On July 21, 1997, the Company entered into a time brokerage agreement with CRBC whereby the Company began managing certain limited functions of CRBC'S stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco.

         On August 13, 1997, the Company sold KDFC-AM in San Francisco and WBZS-AM and WZHF-AM in Washington, D.C. to affiliates of Douglas Broadcasting ("Douglas") for $18.0 million in the form of a promissory note. The promissory note will bear interest at 7 3/4%, with a balloon principal payment due four years after closing. Douglas presented a $1.0 million letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

PENDING TRANSACTIONS

         On August 12, 1996, the Company entered into an agreement to acquire WFLN-FM in Philadelphia from Secret for $37.8 million in cash (the "Secret/Philadelphia Acquisition"). The Company also entered into an agreement to operate WFLN-FM under a time brokerage agreement effective September 1, 1996. The Company has also entered into an agreement to sell WFLN-FM in Philadelphia to Greater Media for $41.8 million in cash. On May 1, 1997, the Company assigned its time brokerage agreement to operate WFLN-FM to Greater Media. The Company has received a communication from Secret purporting to terminate the Secret/Philadelphia Acquisition. The Company believes that this purported termination is without merit, and is pursuing legal remedies in order to consummate the transaction. Any inability to consummate the Secret/Philadelphia Acquisition, or the subsequent disposition of WFLN-FM to Greater Media, which is contingent upon the consummation of the Secret/Philadelphia Acquisition, is not expected to have a material adverse effect on the Company.

         Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation, a Delaware corporation and direct, wholly-owned subsidiary of Evergreen ("EMHC") and Evergreen Media Corporation of Los Angeles, a Delaware corporation and direct, wholly-owned subsidiary of Evergreen ("EMCLA") have entered into an Agreement and Plan of Merger, dated February 19, 1997, as amended and restated on July 31, 1997 (the "Chancellor Merger Agreement") with Chancellor and CRBC. Pursuant to the Chancellor Merger Agreement, Chancellor will merge with and into EMHC, and thereafter CRBC will merge with and into EMCLA, in a stock-for-stock transaction (the "Chancellor Merger"). Upon consummation of the Chancellor Merger Agreement, Evergreen will change its name to "Chancellor Media Corporation," EMHC will change its name to "Chancellor Mezzanine Holdings Corporation" and EMCLA will change its name to "Chancellor Media Corporation of Los Angeles." Assuming the consummation of transactions of Chancellor and CRBC pending as of August 8, 1997, Chancellor and CRBC will own 53 radio stations (37 FM and 16 AM) in sixteen markets. The Company expects that the Chancellor Merger will be completed in the third quarter of 1997.

         On March 19, 1997, the Company entered into an agreement to sell WEJM-AM in Chicago to Douglas for $7.5 million in cash. The Company expects that the sale of WEJM-AM will be completed in the third quarter of 1997.

         On April 4, 1997, the Company entered into agreements with Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. ("P&S"), pursuant to which the Company will acquire WGCI-AM and WGCI-FM in Chicago for $140.0 million, KKBQ-AM and KKBQ-FM in Houston for $110.0 million and KHKS-FM in Dallas for $90.0 million, for an aggregate purchase price of $340.0 million in cash (the "Gannett Acquisition"). The aggregate purchase price is subject to an upward adjustment of up to $10.0 million depending on the timing of the closings. The agreements are independent with respect to each market and may be consummated at different times. On April 10, 1997, the Company issued letters of credit for the benefit of P&S in the aggregate amount of $34.0 million to secure the Company's obligations under the Gannett Agreements. Although there can be no assurances, the Company expects that the Gannett Acquisition will be completed in the third or fourth quarter of 1997.

         On June 24, 1997, the Company entered into an agreement to acquire KZPS-FM and KDGE-FM in Dallas from Bonneville for $83.5 million in cash (the "Bonneville Acquisition"). On June 29, 1997, the Company paid $8.4 million in escrow funds which have been classified as other assets in the accompanying balance sheet at June 30, 1997. The Company also entered into an agreement to operate KZPS-FM and KDGE-FM under a time brokerage agreement effective August 1, 1997. Although there can be no assurances, the Company expects that the acquisition of KZPS-FM and KDGE-FM will be completed in the third or fourth quarter of 1997.

         On July 14, 1997, Evergreen, Chancellor and Katz Media Group, Inc. ("Katz") entered into an agreement pursuant to which a jointly owned affiliate of Evergreen and Chancellor would acquire Katz, a full-service media representation firm, in a transaction valued at approximately $373 million (the "Katz Acquisition"). Under the terms of the Katz Acquisition, shareholders of Katz would be offered in a tender offer $11.00 in cash per share for each share of common stock held. Shares not purchased in the tender offer would be converted in a second-step merger into the right to receive $11.00 in cash per share, subject to applicable statutory appraisal and dissenters' rights. In connection with the execution of the Katz Agreement on July 14, 1997, holders of approximately 51.6% of Katz's outstanding common stock agreed to tender their shares in the offer and vote in favor of the transaction. Assuming completion of the Katz Acquisition, debt of Katz of approximately $218 million will also be assumed in the transaction. Consummation of the Katz Acquisition is subject to the tender of a majority of the shares of common stock of Katz on a fully diluted basis, approval of the Katz shareholders and receipt of the necessary regulatory approvals, including the expiration or termination of the required waiting period under the HSR Antitrust Division of the United States Act. In connection with its review under the Hart-Scott Rodeno Antitrust Improvements Act of 1976, as amended (the "HSR Act"), on August 5, 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") requested additional information concerning the Katz Acquisition. Evergreen and Chancellor are in the process of providing that information. Subject to the foregoing, and although there can be no assurances, Evergreen and Chancellor expect that the Katz Acquisition will be completed in the third or fourth quarter of 1997.

         On August 6, 1997, the Company and Chancellor announced that they had paid $3.0 million to Bonneville for an option to exchange the Company's station WTOP-AM in Washington, Chancellor's stations KZLA-FM in Los Angeles and WGMS-FM in Washington and $57.0 million in cash for Bonneville's stations WDBZ-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). As of August 13, 1997, the Bonneville Option had not been exercised. The Bonneville Option expires on December 31, 1997.

         Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC (other than the Katz Acquisition, for which no FCC approval is necessary) and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

         Escrow funds of $62.1 million paid by the Company in connection with the Viacom Acquisition and the pending acquisitions of KZPS-FM and KDGE-FM in Dallas have been classified as other assets in the accompanying balance sheet at June 30, 1997.

Summary of Net Assets Acquired

         The Pyramid Acquisition and the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-FM, KKSF-FM, KDFC-FM/AM, WJLB-FM, WMXD-FM, WWRC-AM, WDAS-FM/AM and WPNT-FM discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

A summary of the net assets acquired follows:

                                                                                                         Six
                                                                                 Year Ended          Months Ended
                                                                                December 31,           June 30,
                                                                                    1996                 1997
                                                                                ------------         ------------
Working capital, including cash of $1,011 in 1996                                 $ 11,218              $ 1,990
Property and equipment                                                              11,519               18,603
Assets held for sale                                                                32,000               50,000
Intangible assets                                                                  465,824              443,647
Deferred tax liability                                                              61,218                   --
                                                                                  --------             --------
                                                                                  $459,343             $514,240
                                                                                  ========             ========

The consolidated condensed results of operations data for the six months ended June 30, 1997 and 1996, as if the 1996 Completed Transactions and the 1997 Completed Transactions discussed above occurred at January 1, 1996, follow:

                                                                                        Six Months Ended
                                                                                  June 30,          June 30,
                                                                                   1996              1997
                                                                                ----------        ----------
Net revenues                                                                    $  171,484        $  212,646
Operating income (loss)                                                            (12,276)           12,942
Net loss                                                                           (39,039)          (19,314)
Net loss per common share                                                       $    (0.92)           $(0.46)

3.   Contingencies


         The Company is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II,
Item 1, "Legal Proceedings", of this Form 10-Q. The Company believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.


4.    Long-Term Debt


         On April 25, 1997, the Company entered into the Senior Credit Facility which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, the Company established a $1.25 billion revolving facility (the "Revolving Loan Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4.4 million
(net of a tax benefit of $2.3 million) as an extraordinary charge.

         Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $50.0 million outstanding under the Term Loan at June 30, 1997 was 6.83% on a blended basis, based on Eurodollar rates, and the interest rates on $10.0 million and $15.0 million of advances outstanding under the Revolving Loan were 6.88% and 8.63% at June 30, 1997, based on the Eurodollar and prime rates, respectively. The Company pays fees of 1/2% per annum on the aggregate unused portion of the loan commitment, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

         The capital stock of the subsidiaries of the Company is pledged to secure performance of the Company's obligations under the Senior Credit Facility. At August 1, 1997, the Company had drawn $500.0 million of the Term Loan Facility and $410.0 million of the Revolving Loan Facility. Required principal repayments of amounts outstanding under the Term Loan Facility and commitment reductions under the Revolving Loan Facility commence on September 30, 2000. The Company's ability to make additional borrowings under the Senior Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility.

                   EVERGREEN MEDIA CORPORATION OF LOS ANGELES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                         December 31,        June 30,
                                            1996              1997
                                         ----------        ----------
ASSETS

Current assets:
Cash and Cash equivalents                $    3,060        $    4,886
Accounts receivable, net                     85,159            99,654
Prepaid expenses and other assets             6,352             7,799
                                         ----------        ----------

Total current assets                         94,571           112,339

Property and equipment, net                  48,193            64,817
Intangible assets, net                      853,643         1,183,569
Assets held for sale                             --            50,000
Other assets                                 24,552            72,788
                                         ----------        ----------

                                         $1,020,959        $1,483,513
                                         ==========        ==========



See accompanying notes to consolidated financial statements.

                   EVERGREEN MEDIA CORPORATION OF LOS ANGELES

               CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                             (Dollars in thousands)


                                                          December 31,          June 30,
                                                             1996                 1997
                                                          -----------         -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $    26,366         $    32,895
Current portion of long-term debt                              26,500                  --
Other current liabilities                                         284                  99
                                                          -----------         -----------

Total current liabilities                                      53,150              32,994

Long-term debt, excluding current portion                     331,500             525,000
Deferred tax liability                                         86,098              88,014
Other liabilities                                                 800                 902
                                                          -----------         -----------

        Total liabilities                                     471,548             646,910
                                                          -----------         -----------

Stockholder's equity:
Common stock, $.01 par value
   Authorized 1,000 shares; issued and outstanding
   1,000 shares in 1996 and 1,000 in 1997                           1                   1

Paid-in capital                                               662,922             951,304
Accumulated deficit                                          (113,512)           (114,702)
                                                          -----------         -----------

Total stockholder's equity                                    549,411             836,603
                                                          -----------         -----------

                                                          $ 1,020,959         $ 1,483,513
                                                          ===========         ===========



See accompanying notes to consolidated financial statements.

                   EVERGREEN MEDIA CORPORATION OF LOS ANGELES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except for per share data)

                                                          Three Months Ended                  Six Months Ended
                                                      June 30,          June 30,         June 30,           June 30,
                                                        1996              1997             1996              1997
                                                      --------         ---------         ---------         ---------
Gross revenues                                        $ 83,832         $ 122,365         $ 144,614         $ 216,177
   Less agency commissions                              10,841            16,001            18,252            27,916
                                                      --------         ---------         ---------         ---------

   Net revenues                                         72,991           106,364           126,362           188,261

Station operating expenses excluding
   depreciation and amortization                        42,887            58,178            80,313           111,162
Depreciation and amortization                           21,336            27,897            44,012            53,912
Corporate general and administrative                     1,706             3,321             3,198             5,651
                                                      --------         ---------         ---------         ---------

Operating expenses                                      65,929            89,396           127,523           170,725
                                                      --------         ---------         ---------         ---------


Operating income (loss)                                  7,062            16,968            (1,161)           17,536
                                                      --------         ---------         ---------         ---------

Nonoperating expenses (income):
Interest expense, net                                   10,066            14,853            19,039            22,741
Gain on disposition of assets                               --           (13,323)               --           (13,323)
                                                      --------         ---------         ---------         ---------


Income (loss) before income taxes and
   extraordinary item                                   (3,004)           15,438           (20,200)            8,118

Income tax expense (benefit)                              (782)            5,568            (3,705)            4,259
                                                      --------         ---------         ---------         ---------

Income (loss) before extraordinary item                 (2,222)            9,870           (16,495)            3,859
                                                      --------         ---------         ---------         ---------
Extraordinary item - loss on extinguishment of
   debt, net of income tax benefit                          --            (4,350)               --            (4,350)
                                                      --------         ---------         ---------         ---------

Net income (loss) attributable to common stock        $ (2,222)        $   5,520         $ (16,495)        $    (491)
                                                      ========         =========         =========         =========



See accompanying notes to consolidated financial statement

                   EVERGREEN MEDIA CORPORATION OF LOS ANGELES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                 Six Months Ended
                                                            June 30,           June 30,
                                                              1996              1997
                                                            ---------         ---------
Cash flows from operating activities:
   Net loss                                                 $ (16,495)        $    (491)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation                                              3,479             5,074
      Amortization of goodwill, intangible
         assets and other assets                               40,533            48,838
      Provisions for doubtful accounts                            723             2,388
      Deferred income tax (benefit) expense                    (3,705)            4,259
      Gain on disposition of assets                                --           (13,323)
      Loss on extinguishment of debt                               --             4,350
      Changes in certain assets and liabilities
         net of effects of acquisitions:
        Accounts receivable                                    (9,448)          (14,893)
        Prepaid expenses and other current assets              (2,798)           (5,102)
        Accounts payable and accrued expenses                   5,669             4,992
        Other assets                                             (604)              (29)
        Other liabilities                                          11               102
                                                            ---------         ---------
           Net cash provided by operating activities           17,365            36,165
                                                            ---------         ---------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                    (348,826)         (447,240)
       Assets held for sale                                        --           (50,000)
       Escrow deposits on pending acquisitions                (13,000)          (62,100)
       Proceeds from sale of assets                                --            99,750
       Capital expenditures                                    (1,761)           (3,547)
       Other                                                   (2,382)          (15,270)
                                                            ---------         ---------
         Net cash used by investing activities               (365,969)         (478,407)
                                                            ---------         ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                 365,750           584,250
     Principal payments on long-term debt                     (12,750)         (417,250)
     Payments on other liabilities                               (227)             (185)
     Cash contributed by parent                                   528           288,382
     Dividend to parent                                        (2,415)             (699)
     Payments for debt issuance costs                          (3,835)          (10,430)
                                                            ---------         ---------
         Net cash provided by financing activities            347,051           444,068
                                                            ---------         ---------
Increase (decrease) in cash and cash equivalents               (1,553)            1,826
Cash and cash equivalents at beginning of period                3,430             3,060
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $   1,877         $   4,886
                                                            =========         =========

See accompanying notes to consolidated financial statements.

                   EVERGREEN MEDIA CORPORATION OF LOS ANGELES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Evergreen Media Corporation of Los Angeles and subsidiaries (collectively, the "Company") for the periods presented. Evergreen Media Corporation of Los Angeles is a wholly owned subsidiary of Evergreen Media Corporation ("Evergreen" or "Parent").

         Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Evergreen's Annual Report on Form 10-K for the year ended December 31, 1996.

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Acquisitions, Dispositions, and Financings

1996 COMPLETED TRANSACTIONS

         On January 17, 1996, the Company and Evergreen acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into Pyramid, with Pyramid surviving the merger as a wholly-owned subsidiary of the Company. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316.3 million in cash.

         On May 3, 1996, the Company acquired WKLB-FM in Boston from Fairbanks Communications for $34.0 million in cash plus various other direct acquisition costs. On November 26, 1996, the Company exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. The Company had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

         On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio for $19.5 million in cash, and on August 1, 1996, the Company sold WSJZ-FM in Buffalo to American Radio Systems for $12.5 million in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The Company had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

         On August 14, 1996, the Company acquired KYLD-FM in San Francisco from Crescent Communications for $44.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

         On October 18, 1996, the Company acquired WEDR-FM in Miami from affiliates of the Rivers Group for $65.0 million in cash plus various other direct acquisition costs.

         Evergreen converted 1,608,297 shares of convertible exchangeable preferred stock into 5,025,916 shares of Evergreen's formerly outstanding Class A Common Stock and redeemed the remaining 1,703 shares of convertible preferred exchangeable stock at $52.70 per share in 1996 (the "1996 Preferred Stock Conversion").

1997 COMPLETED TRANSACTIONS

         On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Broadcasting Company ("Chancellor") for $30.0 million in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

         On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from the Brown Organization for $115.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50.0 million in cash. The assets of KDFC-FM are classified as assets held for sale at June 30, 1997 in connection with the purchase price allocation of the acquisition of KKSF-FM/KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale.

         On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168.0 million in cash plus various other direct acquisition costs. The Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

         On April 3, 1997, the Company swapped WQRS-FM in Detroit (which the Company acquired from Secret on April 3, 1997 for $32.0 million in cash), in exchange for Greater Media's WWRC-AM in Washington, D.C. and $9.5 million in cash. The net purchase price to the Company of WWRC-AM was therefore $22.5 million. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

         On April 25, 1997, the Company amended and restated its senior credit facility with a group of commercial banks and financial institutions (as amended on June 26, 1997, the "Senior Credit Facility"), to, among other things, provide for a total commitment of $1.75 billion. Upon consummation of the Chancellor Merger (see Pending Transactions below), it is expected that the total commitment under the Senior Credit Facility will be increased to $2.50 billion. In connection with the amendment and restatement of the Senior Credit Facility, on April 25, 1997, the Company repaid all amounts outstanding under its 11.59% Senior Secured Notes due 1999.

         On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103.0 million in cash plus various other direct acquisition costs.

         On May 15, 1997, the Company exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") and also sold the Company's sixth radio station in Charlotte, WNKS-FM, to EZ for $10.0 million in cash and recognized a gain of $3.5 million.

         On May 30, 1997, the Company acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75.7 million in cash (including $2.0 million for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, the Company sold WPNT-FM in Chicago to Bonneville for $75.0 million in cash and recognized a gain of $0.5 million.

         On June 3, 1997, the Company sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting for $14.8 million in cash and recognized a gain of $9.3 million.

         On June 16, 1997, Evergreen issued 5,500,000 shares of $3.00 Convertible Exchangeable Preferred Stock ("Convertible Preferred Stock") for net proceeds of approximately $264.2 million in a private placement. On June

20, 1997, the initial purchasers of the Convertible Preferred Stock exercised an over-allotment option granted by Evergreen to acquire an additional 490,000 shares of Convertible Preferred Stock for additional net proceeds of approximately $23.6 million. The combined net proceeds from the sale of Convertible Preferred Stock of approximately $287.8 million were contributed to the Company and used to repay borrowings under the Company's Senior Credit Facility and subsequently were reborrowed as part of the financing of the Viacom Acquisition (discussed below). The liquidation preference of each share of Convertible Preferred Stock is $50.00 plus accrued and unpaid dividends. Annual dividends of $3.00 per share are cumulative and payable quarterly when, as and if declared by the Board of Directors of the Company

         On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. (collectively, the "Viacom Acquisition") for approximately $607.7 million in cash plus various other direct acquisition costs. The Viacom Acquisition was financed with (i) net proceeds of approximately $287.8 million from the private placement of the Company's Convertible Preferred Stock; (ii) additional bank borrowings under the Senior Credit Facility of approximately $266.1 million and (iii) $53.8 million in escrow funds paid by the Company on February 19, 1997 and classified as other assets at June 30, 1997. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68.0 million in cash. The assets of WJZW-FM were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sale.

         On July 7, 1997, the Company sold the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44.0 million in cash. Simultaneously therewith, Chancellor Radio Broadcasting Company, a direct operating subsidiary of Chancellor, ("CRBC") sold the call letters "KSAN-FM" (which CRBC previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and CRBC entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, which has an improved broadcast signal in the San Francisco market, and on July 7, 1997, CRBC changed the call letters of KSAN-FM to KYLD-FM.

         On July 14, 1997, the Company completed the disposition of WLUP-FM in Chicago to Bonneville and it is expected that this transaction will result in a deferred exchange for one or more radio stations within 180 days after July 14, 1997. In the event such exchange does not take place, the Company will receive gross proceeds from the disposition of WLUP-FM of $80.0 million in cash.

         On July 21, 1997, the Company entered into a time brokerage agreement with CRBC whereby the Company began managing certain limited functions of CRBC's stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco.

         On August 13, 1997, the Company sold KDFC-AM in San Francisco and WBZS-AM and WZHF-AM in Washington, D.C. to affiliates of Douglas Broadcasting ("Douglas") for $18.0 million in the form of a promissory note. The promissory note will bear interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing Douglas presented a $1.0 million letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

PENDING TRANSACTIONS

         On August 12, 1996, the Company entered into an agreement to acquire WFLN-FM in Philadelphia from Secret for $37.8 million in cash (the "Secret/Philadelphia Acquisition"). The Company also entered into an agreement to operate WFLN-FM under a time brokerage agreement effective September 1, 1996. The Company has also entered into an agreement to sell WFLN-FM in Philadelphia to Greater Media for $41.8 million in cash. On May 1, 1997, the Company assigned its time brokerage agreement to operate WFLN-FM to Greater Media. The Company has received a communication from Secret purporting to terminate the Secret/Philadelphia Acquisition. The Company believes that this purported termination is without merit, and is pursuing legal remedies in order to consummate the transaction. Any inability to consummate the Secret/Philadelphia Acquisition, or the subsequent disposition of WFLN-FM to Greater Media, which is contingent upon the consummation of the Secret/Philadelphia Acquisition, is not expected to have a material adverse effect on the Company.

         Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation, a Delaware corporation and direct, wholly-owned subsidiary of Evergreen ("EMHC") and Evergreen Media Corporation of Los Angeles, a Delaware corporation and direct, wholly-owned subsidiary of Evergreen ("EMCLA") have entered into an Agreement and Plan of Merger, dated February 19, 1997, as amended and restated on July 31, 1997 (the "Chancellor Merger Agreement") with Chancellor and CRBC. Pursuant to the Chancellor Merger Agreement, Chancellor will merge with and into EMHC, and thereafter CRBC will merge with and into EMCLA, in a stock-for-stock transaction (the "Chancellor Merger"). Upon consummation of the Chancellor Merger Agreement, Evergreen will change its name to "Chancellor Media Corporation," EMHC will change its name to "Chancellor Mezzanine Holdings Corporation" and EMCLA will change its name to "Chancellor Media Corporation of Los Angeles." Assuming the consummation of transactions of Chancellor and CRBC pending as of August 8, 1997, Chancellor and CRBC will own 53 radio stations (37 FM and 16 AM) in sixteen markets. The Company expects that the Chancellor Merger will be completed in the third quarter of 1997.

         On March 19, 1997, the Company entered into an agreement to sell WEJM-AM in Chicago to Douglas for $7.5 million in cash. The Company expects that the sale of WEJM-AM will be completed in the third quarter of 1997.

         On April 4, 1997, the Company entered into agreements with Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. ("P&S"), pursuant to which the Company will acquire WGCI-AM and WGCI-FM in Chicago for $140.0 million, KKBQ-AM and KKBQ-FM in Houston for $110.0 million and KHKS-FM in Dallas for $90.0 million, for an aggregate purchase price of $340.0 million in cash (the "Gannett Acquisition"). The aggregate purchase price is subject to an upward adjustment of up to $10.0 million depending on the timing of the closings. The agreements are independent with respect to each market and may be consummated at different times. On April 10, 1997, the Company issued letters of credit for the benefit of P&S in the aggregate amount of $34.0 million to secure the Company's obligations under the Gannett Agreements. Although there can be no assurances, the Company expects that the Gannett Acquisition will be completed in the third or fourth quarter of 1997.

         On June 24, 1997, the Company entered into an agreement to acquire KZPS-FM and KDGE-FM in Dallas from Bonneville for $83.5 million in cash (the "Bonneville Acquisition"). On June 29, 1997, the Company paid $8.4 million in escrow funds. The Company also entered into an agreement to operate KZPS-FM and KDGE-FM under a time brokerage agreement effective August 1, 1997. Although there can be no assurances, the Company expects that the acquisitions of KZPS-FM and KDGE-FM will be completed in the third or fourth quarter of 1997.

         On July 14, 1997, Evergreen, Chancellor and Katz Media Group, Inc. ("Katz") entered into an agreement pursuant to which a jointly owned affiliate of Evergreen and Chancellor would acquire Katz, a full-service media representation firm, in a transaction valued at approximately $373 million (the "Katz Acquisition"). Under the terms of the Katz Acquisition, shareholders of Katz would be offered in a tender offer $11.00 in cash per share for each share of common stock held. Shares not purchased in the tender offer would be converted in a second-step merger into the right to receive $11.00 in cash per share, subject to applicable statutory appraisal and dissenters' rights. In connection with the execution of the Katz Agreement on July 14, 1997, holders of approximately 51.6% of Katz's outstanding common stock agreed to tender their shares in the offer and vote in favor of the transaction. The Company will contribute $155.0 million from borrowings under the Senior Credit
Facility to Evergreen to fund the tender offer. Assuming completion of the Katz Acquisition, debt of Katz of approximately $218 million will also be assumed in the transaction. Consummation of the Katz Acquisition is subject to the tender of a majority of the shares of common stock of Katz on a fully diluted basis, approval of the Katz shareholders and receipt of the necessary regulatory approvals, including the expiration or termination of the required waiting period under the Hart-Scott-Rodeno Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In connection with its review under the HSR Act, on August 5, 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") requested additional information concerning the Katz Acquisition. Evergreen and Chancellor are in the process of providing that information. Subject to the foregoing, and although there can be no assurances, Evergreen and Chancellor expect the Katz Acquisition will be completed in the third or fourth quarter of 1997.

         On August 6, 1997, the Company and Chancellor paid $3.0 million to Bonneville for an option to exchange the Company's station WTOP-AM in Washington, Chancellor's stations KZLA-FM in Los Angeles and WGMS-FM in Washington and $57.0 million in cash for Bonneville's stations WDBZ-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). As of August 13, 1997, the Bonneville Option had not been exercised. The Bonneville Option expires on December 31, 1997.

         Consummation of each of the transactions discussed above is subject to various conditions, including approval from the and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

         Escrow funds of $62.1 million paid by the Company in connection with the Viacom Acquisition and the pending acquisitions of KZPS-FM and KDGE-FM in Dallas have been classified as other assets in the accompanying balance sheet at June 30, 1997.

Summary of Net Assets Acquired

         The Pyramid Acquisition and the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-FM, KKSF-FM, KDFC-FM/AM, WJLB-FM, WMXD-FM, WWRC-AM, WDAS-FM/AM and WPNT-FM discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

A summary of the net assets acquired follows:

                                                                                                            Six
                                                                                Year Ended         Months Ended
                                                                              December 31,             June 30,
                                                                                      1996                 1997
                                                                              ------------         ------------
Working capital, including cash of $1,011 in 1996                                 $ 11,218              $ 1,990
Property and equipment                                                              11,519               18,603
Assets held for sale                                                                32,000               50,000
Intangible assets                                                                  465,824              443,647
Deferred tax liability                                                              61,218                    -
                                                                                  --------             --------
                                                                                  $459,343             $514,240
                                                                                  ========             ========




The consolidated condensed results of operations data for the six months ended June 30, 1997 and 1996, as if the 1996 Completed Transactions and the 1997 Completed Transactions discussed above occurred at January 1, 1996, follow:

                                                                                      Six Months Ended
                                                                                 June 30,          June 30,
                                                                                   1996              1997
                                                                                ----------        ----------
Net revenues                                                                    $  171,484        $  212,646
Operating income (loss)                                                            (12,276)           12,942
Net loss                                                                           (30,054)          (10,329)

3.   Contingencies

The Parent and the Company are involved in several lawsuits that are incidental to their business. A discussion of certain of these lawsuits is contained in
Part II, Item 1, "Legal Proceedings", of this Form 10-Q. The Company believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

4.    Long-Term Debt

         On April 25, 1997, the Company entered into the Senior Credit Facility which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, the Company established a $1.25 billion revolving facility (the "Revolving Loan Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4.4 million (net of a tax benefit of $2.3 million) as an extraordinary charge.

         Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $50.0 million outstanding under the Term Loan at June 30, 1997 was 6.83% on a blended basis, based on Eurodollar rates, and the interest rates on $10.0 million and $15.0 million of advances outstanding under the Revolving Loan were 6.88% and 8.63% at June 30, 1997, based on the Eurodollar and prime rates, respectively. The Company pays fees of 1/2% per annum on the aggregate unused portion of the loan commitment, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

         The capital stock of the subsidiaries of the Company is pledged to secure performance of the Company's obligations under the Senior Credit Facility. At August 1, 1997, the Company had drawn $500.0 million of the Term Loan Facility and $410.0 million of the Revolving Loan Facility. Required principal repayments of amounts outstanding under the Term Loan Facility and commitment reductions under the Revolving Loan Facility commence on September 30, 2000. The Company's ability to make additional borrowings under the Senior Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility.

the financing available under the Senior Credit Facility, including the public or private issuance of debt, common equity or preferred equity activities.

         Upon consummation of the Chancellor Merger, the Company will be required to assume or refinance existing debt and preferred stock of Chancellor and CRBC. The Company expects to repay all amounts outstanding under CRBC's senior credit agreement upon consummation of the Chancellor Merger and, at or prior to the consummation of the Chancellor Merger, the Company expects that all amounts outstanding under Chancellor's $170 million interim financing will be repaid. In addition to debt service requirements under the Senior Credit Facility, the Company will be required to pay interest on CRBC's 9 3/8% Senior Subordinated Notes due 2004 and CRBC's 8 3/4% Senior Subordinated Notes due 2007 each of which the Company will assume upon consummation of the Chancellor Merger. CRBC's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock and CRBC's 12% Exchangeable Preferred Stock, in exchange for which the Company will issue substantially identical securities upon consummation of the Chancellor Merger, will not require the payment of cash dividends through May 14, 2001 and January 14, 2002, respectively, although in lieu of paying cash dividends prior to such dates the Company may incur additional accretion or issue additional shares of such preferred stock, respectively. Chancellor's 7% Convertible Preferred Stock, in exchange for which the Company will issue substantially identical securities upon consummation of the Chancellor Merger, will require cash dividends by the Company of $7.7 million per year. Additionally, dividends on the Company's Convertible Preferred Stock will require cash dividends by the company of an additional $16.5 million per year.

         Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


         Since the acquisition by Evergreen Media Corporation and its subsidiaries (the "Company") in May of 1995 of Broadcasting Partners, Inc. ("BPI"), an eleven-station radio broadcasting group owning eight stations in the nation's ten largest radio markets (the "BPI Acquisition"), the Company has engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. Implementation of this acquisition strategy was significantly accelerated in 1996 and to date in 1997 due to passage of the Telecommunications Act of 1996 and the associated relaxation of national and local ownership limits. For a discussion of the various transactions completed and agreements entered into since January 1, 1996 as part of the Company's acquisition strategy, see the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Consummation of the Pending Transactions (including the Chancellor Merger, the Gannett Acquisition, and Chancellor's pending transactions) will add 19 stations in the Company's current markets, and 40 stations in 10 markets not currently served by the Company. The Company's station portfolio will expand to include a total of 11 radio station clusters of four or five FM stations ("superduopolies"), with seven in the 12 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit -- and four in other large markets -- Denver, Minneapolis-St. Paul, Phoenix and Orlando.

         The Company's results of operations from period to period have not historically been comparable because of the impact of the various station acquisitions and dispositions that the Company has completed. The chart below summarizes the acquisitions and dispositions that the Company has completed since January 1, 1996 through June 30, 1997:

                                                                                                         COST
                            DATE OF           NUMBER OF                                               (PROCEEDS)
     TRANSACTION          TRANSACTION         STATIONS                     MARKET(S)                (IN THOUSANDS)
     -----------          -----------         ---------                    --------                 --------------
Pyramid Acquisition           1/96              9 FM         Chicago, Philadelphia, Boston,            $316,343
                                                3 AM         Charlotte, Buffalo
Acquisition                   5/96              1 FM         Boston                                    $34,000

Disposition                   8/96              1 FM         Buffalo                                  ($12,500)

Disposition                   8/96              1 FM         Buffalo                                  ($19,500)
                                                1 AM
Acquisition                   8/96              1 FM         San Francisco                             $44,000

Acquisition                  10/96              1 FM         Miami                                     $65,000

Exchange                     11/96         1 FM in return    Exchanged Boston for Washington, D.C.       N/A
                                              for 1 FM
Acquisition                   1/97              1 FM         Detroit                                   $30,000
                                                1 AM
Acquisition                   1/97              2 FM         San Francisco                             $115,000
                                                1 AM
Acquisition                   4/97              2 FM         Detroit                                   $168,000

Acquisition/Exchange          4/97              1 AM         Washington, D.C.                          $22,500

Acquisition                   5/97               1FM         Philadelphia                              $103,000
                                                 1AM
Exchange                      5/97        5 FM's in return   Exchanged Charlotte for Philadelphia        N/A
                                             for 2 FM's
Disposition                   5/97              1 FM         Charlotte                                ($10,000)

Acquisition                   5/97              1 FM         Chicago                                   $75,740

Disposition                   6/97              1 FM         Chicago                                  ($14,750)

Disposition                   6/97              1 FM         Chicago                                  ($75,000)

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Net revenues for the three months ended June 30, 1997 increased 45.7% to $106.4 million compared to $73.0 million for the second quarter of 1996. Station operating expenses excluding depreciation and amortization for the three months ended June 30, 1997 increased 35.7% to $58.2 million compared to $42.9 million for the three months ended June 30, 1996. Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the three months ended June 30, 1997 increased 60.1% to $48.2 million compared to $30.1 million for the second quarter of 1996.

         The increase in net revenues, station operating expenses, and broadcast cash flow for the three months ended June 30, 1997 was primarily attributable to the impact of the various station acquisitions, dispositions, and time brokerage agreements, in addition to the overall net operational improvements realized by the Company's radio stations.

         Depreciation and amortization for the three months ended June 30, 1997 increased 30.8% to $27.9 million compared to $21.3 million for the second quarter of 1996. The increase represents additional depreciation and amortization due to the impact of recent acquisitions, offset by decreases due to certain intangibles which became fully amortized in 1996 and 1997.

         Corporate general and administrative expenses for the three months ended June 30, 1997 increased 94.7% to $3.3 million compared to $1.7 million for the second quarter of 1996. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

         As a result of the above factors, the Company realized $17.0 million of operating income for the three months ended June 30, 1997 compared to $7.1 million of operating income for the second quarter of 1996.

         Interest expense for the three months ended June 30, 1997 increased 47.6% to $14.9 million compared to $10.1 million for the same period in 1996. The net increase in interest expense is due to additional bank borrowings to finance the acquisitions discussed above offset by repayment of borrowings under the Senior Credit Facility from the net proceeds of the dispositions discussed above, the 1996 Offering and the Convertible Preferred Stock Offering.

         The Company recorded a gain on disposition of assets of $13.3 million for the three months ended June 30, 1997, related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), and WEJM-FM in Chicago ($9.3 million).

         The income tax expense for the three months ended June 30, 1997 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

         The Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) for the three months ended June 30, 1997, consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997.

         Dividends paid on the Company's preferred stock were $0.7 million for the three months ended June 30, 1997 compared to $1.2 million for the same period in 1996. The decrease in dividends is due to the conversion of a total of 1,608,297 shares of the Company's formerly outstanding convertible exchangeable preferred stock into a total of 5,025,916 shares of Class A Common Stock and the redemption by the Company of the remaining 1,703 shares of formerly outstanding convertible exchangeable preferred stock during 1996, offset by dividends on the Company's Convertible Preferred Stock issued in June 1997.

         The net income attributable to common stockholders for the three months ended June 30, 1997 was $4.8 million compared to a net loss of $3.4 million for the second quarter of 1996. The increase is primarily due to a $13.3 million gain on the disposition of assets offset by a $4.4 million extraordinary charge related to the write-off of bank loan fees recorded in the second quarter of 1997.

         The income per common share for the three months ended June 30, 1997 was $0.11 compared to a $0.12 loss per common share for the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net revenues for the six months ended June 30, 1997 increased 49.0% to $188.3 million compared to $126.4 for the six months ended June 30, 1996. Station operating expenses excluding depreciation and amortization for the six months ended June 30, 1997 increased 38.4% to $111.2 million compared to $80.3 million for the six months ended June 30, 1996. Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the six months ended June 30, 1997 increased 67.4 % to $77.1 million compared to $46.0 million for the six months ended June 30, 1996.

         The increase in net revenues, station operating expenses, and broadcast cash flow for the six months ended June 30, 1997 was primarily attributable to the impact of the various station acquisitions, dispositions, and time brokerage agreements, in addition to the overall net operational improvements realized by the Company's radio stations.

         Depreciation and amortization for the six months ended June 30, 1997 increased 22.5% to $53.9 million compared to $44.0 million for the same period in 1996. The increase represents additional depreciation and amortization due to the impact of recent acquisitions, offset by decreases due to certain intangibles which became fully amortized in 1996 and 1997.

         Corporate general and administrative expenses for the six months ended June 30, 1997 increased 76.7% to $5.7 million compared to $3.2 million for the same period in 1996. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

         As a result of the above factors, the Company realized $17.5 million of operating income for the six months ended June 30, 1997 compared to an operating loss of $1.2 million for the same period in 1996.

         Interest expense for the six months ended June 30, 1997 increased 19.4% to $22.7 million compared to $19.0 million for the same period in 1996. The net increase in interest expense is due to additional bank borrowings to finance the acquisitions discussed above offset by repayment of borrowings under the Senior Credit Facility from the net proceeds of the dispositions discussed above, the 1996 Offering and the Convertible Preferred Stock Offering.

         The Company recorded a gain on disposition of assets of $13.3 million for the six months ended June 30, 1997, related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), and WEJM-FM in Chicago ($9.3 million).

         The income tax expense for the six months ended June 30, 1997 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

         The Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) for the six months ended June 30, 1997, consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997.

         Dividends paid on the Company's preferred stock were $0.7 million for the six months ended June 30, 1997 compared to $2.4 million for the same period in 1996. The decrease in dividends is due to the conversion of a total of 1,608,297 shares of the Company's formerly outstanding convertible exchangeable preferred stock into a total of 5,025,916 shares of Class A Common Stock and the redemption by the Company of the remaining 1,703 shares during 1996, offset by dividends on the Company's Convertible Preferred Stock issued in June 1997.

         The net loss attributable to common stock holders for the six months ended June 30, 1997 was $1.2 million compared to a $18.9 million net loss for the same period in 1996. The increase is primarily due to a $13.3 million gain on the disposition of assets offset by a $4.4 million extraordinary charge related to the write-off of bank loan fees recorded in the second quarter of 1997.

         The loss per common share for the six months ended June 30, 1997 was $0.03 compared to a $0.67 loss per common share for the same period in 1996.

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

         The total cash financing required to consummate the Secret/Philadelphia Acquisition, the Gannett Acquisition, Bonneville Acquisition and the Katz Acquisition is expected to be $616.3 million (excluding a possible upward adjustment of $10.0 million for the Gannett Acquisition and assuming, as expected, the Katz Acquisition is consummated after the Chancellor Merger). Of this amount, approximately $8.4 million has already been advanced by the Company in the form of escrow deposits or other upfront payments and $80.0 million is held by a financial intermediary in connection with the deferred exchange of WLUP-FM for one or more stations to be acquired by the Company. In addition, the Company expects to receive $49.3 million in cash from the completion of its pending dispositions. Accordingly, the Company will require at least $478.6 million in additional financing to consummate the Secret/Philadelphia Acquisition, the Gannett Acquisition, the Bonneville Acquisition and the Katz Acquisition. The Company anticipates that it will obtain this additional financing through borrowings under the Senior Credit Facility.

         Upon consummation of the Chancellor Merger, the commitments under the Senior Credit Facility are expected to be increased by at least $750.0 million and, as discussed below, the Company will borrow an amount sufficient to assume or refinance existing debt and preferred stock of Chancellor and CRBC. The Company expects to repay all amounts outstanding under CRBC's senior credit agreement upon consummation of the Chancellor Merger and, at or prior to the consummation of the Chancellor Merger, the Company expects that all amounts outstanding under Chancellor's $170 million interim financing will be repaid. In addition to debt service requirements under the Senior Credit Facility, the Company will be required to pay interest on CRBC's 9 3/8% Senior Subordinated Notes due 2004 and CRBC's 8 3/4% Senior Subordinated Notes due 2007 each of which the Company will assume upon consummation of the Chancellor Merger. CRBC's 12 1/4% Series A Senior Cumulative
Exchangeable Preferred Stock and CRBC's 12% Exchangeable Preferred Stock, in exchange for which the Company will issue substantially identical securities upon consummation of the Chancellor Merger, will not require the payment of cash dividends through May 14, 2001 and January 14, 2002, respectively, although in lieu of paying cash dividends prior to such dates the Company may incur additional accretion or issue additional shares of such preferred stock, respectively. Chancellor's 7% Convertible Preferred Stock, in exchange for which the Company will issue substantially identical securities upon consummation of the Chancellor Merger, will require cash dividends by the Company of $7.7 million per year. Additionally, dividends on the Company's Convertible Preferred Stock will require cash dividends by the Company of an additional $18.0 million per year.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS No. 128 is not permitted. The Company's adoption of the provisions of SFAS No. 128 will result in the dual presentation of basic and diluted earnings per share on the Company's income statement. Diluted earnings per share as calculated under SFAS No. 128 is not expected to materially differ from primary earnings per share amounts previously presented.

PART II

ITEM 1. - LEGAL PROCEEDINGS

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiff's motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Plaintiffs moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Plaintiffs seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Plaintiffs' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Plaintiffs' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. On April 25, 1997, the Company filed a notice of appeal of the denial of the motion for summary judgment. The Company believes that it acted within its rights in terminating the agreement.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2.  - CHANGES IN SECURITIES

         On June 16, 1997, the Company sold an aggregate of 5,500,000 shares of its $50 liquidation preference $3.00 Convertible Exchangeable Preferred Stock, $0.01 par value, in a private placement in reliance on Section 4(2) of the Securities Act of 1933 at a price equal to 100% of the liquidation preference thereof. The Convertible Preferred Stock was immediately resold by the initial purchasers thereof in reliance on Rule 144A under the Securities Act. The initial purchasers of the Convertible Preferred Stock were BT Securities Corporation, Alex. Brown & Sons Incorporated, Credit Suisse First Boston, Goldman, Sachs & Co., NationsBanc Capital Markets, Inc. and TD Securities (the "Convertible Preferred Initial Purchasers"). The Convertible Preferred Initial Purchasers received a discount of $1.75 per share of Convertible Preferred Stock. On June 20, 1997, the Company sold an additional 490,000 shares of Convertible Preferred Stock to the Convertible Preferred Initial Purchasers upon the same terms pursuant to an overallotment option granted to such Convertible Preferred Initial Purchasers. The Convertible Preferred Stock is convertible, in whole or in part, at the option of the holder at any time unless previously redeemed or exchanged, into the Company's Class A Common Stock, par value $0.01 per share or, following consummation of the Chancellor Merger, into Common Stock, par value $0.01 per share ("New Common Stock") of Chancellor Media Corporation, at a conversion price of $50.00 per share of Class A Common Stock or New Common Stock, as applicable (equivalent to a conversion rate of 1.00 share of Class A Common Stock or New Common Stock, as applicable, per share of Convertible Preferred Stock), subject to adjustment in certain events.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 31, 1997, Evergreen Media Corporation, as the holder of all issued and outstanding shares of common stock of Evergreen Media Corporation of Los Angeles, voted, by written consent in lieu of a special meeting, to adopt the amended and restated Agreement and Plan of Merger, dated July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, Evergreen Media Corporation, Evergreen Mezzanine Holdings Corporation and Evergreen Media Corporation of Los Angeles. The Chancellor Merger Agreement is described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K


(a)     Exhibits

EXHIBIT NO.        DESCRIPTION OF EXHIBIT
------------       ----------------------

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

(i) 2.11A          Amendment to Plan and Agreement of Merger by and among
                   Pyramid Communications Inc., Evergreen Media Corporation and
                   Evergreen Media/Pyramid Corporation dated September 7, 1995.

(i) 2.11B          Amendment to Plan and Agreement of Merger by and among
                   Pyramid Communications Inc., Evergreen Media Corporation an
                   Evergreen Media/Pyramid Corporation dated January 11, 1996.

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

(o) 2.14 Asset Purchase Agreement dated April 4, 1996 between American Radio System Corporation and Evergreen Media Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

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

(p) 2.21 Asset Purchase Agreement dated July 15, 1996 by and among Century Chicago Broadcasting L.P., an Illinois limited partnership, ("Seller"), Century Broadcasting Corporation, a Delaware Corporation("Century"), Evergreen Media Corporation of Los Angeles a Delaware Corporation ("Buyer").

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

(q) 2.25 Letter of intent dated August 27, 1996 between EZ Communications, Inc. Evergreen Media Corporation.

(q) 2.26 Asset Purchase Agreement dated September 19, 1996 between Beasley-FM Acquisition Corp. WDAS License Limited Partnership and Evergreen Media Corporation of Los Angeles.

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

(r) 2.31 Joint Purchase Agreement, by and among Chancellor Radio Broadcasting Company, Evergreen Media Corporation of Los Angeles, and Evergreen Media Corporation, dated as of February 19, 1997.

(s) 2.32 Asset Exchange Agreement, by and among EZ Communications, Inc., Professional Broadcasting Incorporated, EZ Philadelphia, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Charlotte, Evergreen Media Corporation of the East, Evergreen Media Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License Corp. and WRFX License Corp., dated as of December 5, 1996 (See table of contents for list of omitted schedules).

(s) 2.33 Asset Purchase Agreement, by and among EZ Communications, Inc., Professional Broadcasting Incorporated, EZ Charlotte, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of the East and Evergreen Media Corporation of Carolinaland, dated as of December 5, 1996 (See table of contents for list of omitted schedules).

(t) 2.34 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(t) 2.35 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(t) 2.36 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(u) 2.37 Merger Agreement by and among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and Katz Media Group, Inc., dated as of July 14, 1997 (see table of contents for list of omitted schedules and exhibits).

(v) 2.38 Stockholder Tender Agreement by and among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and certain stockholders of Katz Media Group, Inc., dated as of July 14, 1997.

(w) 2.39 Management Tender Agreement by and among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and certain stockholders of Katz Media Group, Inc., dated as of July 14,1997.

(x) 2.40 Joint Bidding Agreement between Evergreen Media Corporation, Chancellor Broadcasting Company, Morris Acquisition Corporation and HM2/Chancellor, L.P., dated as of July 14, 1997.

(ff) 2.41          Amended and Restated Agreement and Plan of Merger among
                   Chancellor Broadcasting Company, Chancellor Radio
                   Broadcasting Company, Evergreen Media Corporation, Evergreen
                   Media Corporation of Los Angeles and Evergreen Mezzanine
                   Holdings Corporation, dated as of February 19, 1997, as amended and restated on July 31, 1997.

*2.42 Option Agreement, by and among Evergreen Media Corporation, Chancellor Broadcasting Company, Bonneville International Corporation and Bonneville Holding company, dated as of August 6, 1997.

(a) 3.1A Restated Certificate of Incorporation of Evergreen Media Corporation, dated November 6, 1992.

(k) 3.1B Certificate of Amendment of Restated Certificate of Incorporation of Evergreen Media Corporation.

(a) 3.2            Restated Bylaws of Evergreen Media Corporation.

(gg) 3.3 Certificate of Incorporation of Evergreen Media Corporation of Los Angeles.

(gg) 3.4           Bylaws of Evergreen Media Corporation of Los Angeles.

(a) 4.1            Specimen Class A Common Stock certificate.

(t) 4.10 Second Amended and Restated Loan Agreement dated as of April 25, 1997 among Evergreen Media Corporation of Los Angeles, the financial institutions whose names appear as Lenders on the signature pages thereof (the "Lenders"), Toronto Dominion Securities, Inc., as Arranging Agent, The Bank of New York and Bankers Trust Company, as Co-Syndication Agents, NationsBank of Texas, N.A. and Union Bank of California, as Co-Documentation Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent for the Lenders, together with certain collateral documents attached thereto as exhibits, including Assignment of Partnership Interests, Assignment of Trust Interests, Borrower's Pledge Agreement, Parent Company Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and Subsidiary Pledge Agreement (see table of contents for list of omitted schedules and exhibits).

(z) 4.11 First Amendment to Second Amended and Restated Loan Agreement, dated June 26, 1997, among Evergreen Media Corporation of Los Angeles, the Lenders, the Agents and the administrative Agent.

(f) 10.23          Evergreen Media Corporation Stock Option Plan for
                   Non-employee Directors.

**(n) 10.24        Employment Agreement dated November 28, 1995 by and between
                   Evergreen Media Corporation and Matthew E. Devine.

**(n) 10.25        Employment Agreement dated November 28, 1995 by and between
                   Evergreen Media Corporation and James de Castro.

**(n) 10.26        Employment Agreement dated February 9, 1996 by and between
                   Evergreen Media Corporation and Kenneth J. O'Keefe.

**(o) 10.27        Employment Agreement dated April 15, 1996 by and between
                   Evergreen Media Corporation and Scott K. Ginsburg, as amended.

**(o) 10.28        1995 Stock Option Plan for executive officers and key
                   employees of Evergreen Media Corporation.

**(s) 10.29        Memorandum of Agreement, dated February 19, 1997,
                   between Evergreen Media Corporation and Scott K. Ginsburg, as agreed and acknowledged by Chancellor Broadcasting
                   Company and Chancellor Radio Broadcasting Company.

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

(u) Incorporated by reference to Exhibit (c) (1) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(v) Incorporated by reference to Exhibit (c)(2) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(w) Incorporated by reference to Exhibit (c)(3) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(x) Incorporated by reference to Exhibit (c)(4) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(z) Incorporated by reference to the identically numbered exhibit to the Company's Current Report on form 8-K dated July 7, 1997 and filed July 31, 1997.

(ff) Incorporated by reference to the identically numbered exhibit to the Registration Statement of Evergreen Media Corporation on Form S-4, filed August 1, 1997.

(gg) Incorporated by reference to the identically numbered exhibit to the Registration Statement of Evergreen Media Corporation of Los Angeles on Form S-4, filed July 29, 1997 (Registration Number 333-32259).



(b)     Reports on Form 8-K

1. Form 8-K, dated April 1, 1997 and filed May 9, 1997, reporting certain events related to the execution of the agreements contemplated by the Gannett Acquisition (incorporated by reference as Exhibits 2.34, 2.35 and 2.36 hereto), the Senior Credit Facility (incorporated by reference as Exhibit 4.10 hereto), and the consummation of other transactions previously described.

2. Form 8-K, dated May 27, 1997 and filed May 28, 1997, reporting certain pro forma financial information.

3. Form 8-K, dated May 27, 1997 and filed May 29, 1997, reporting a press release related to the placement of the Convertible Preferred Stock described herein.

4. Form 8-K, dated May 30, 1997 and filed June 4, 1997, providing the following financial statement information: (i) KKSF-FM/KDFC-FM/AM,
         (ii) WJLB-FM/WMXD-FM, (iii) WDAS-FM/AM, (iv) WPNT-FM and (v) WLTW-FM, WAXQ-FM, WMZQ-FM, WJZW-AM, WBZS-AM, WZHF-AM.

5. Form 8-K, dated June 11, 1997 and filed June 12, 1997, providing a press release related to the placement of the convertible Preferred Stock described herein.

6. Form 8-K, dated June 16, 1997 and filed July 2, 1997, reporting certain events related to the execution of the agreement contemplated by the Bonneville Acquisition, the consummation of certain transactions previously described and the completion of the placement of the Convertible Preferred Stock.

7. Form 8-K, dated July 7, 1997 and filed July 31, 1997, reporting certain events related to the Katz Acquisition and the consummation of certain transactions previously described.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Evergreen Media Corporation         Evergreen Media Corporation of Los Angeles



By: /s/ Matthew E. Devine           By: /s/ Matthew E. Devine
-----------------------             -----------------------
Matthew E. Devine                   Matthew E. Devine
Chief Financial Officer             Chief Financial Officer



Date:  August 14, 1997

                                Exhibit Index


EXHIBIT NO.        DESCRIPTION OF EXHIBIT
------------       ----------------------

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

(i) 2.11A          Amendment to Plan and Agreement of Merger by and among
                   Pyramid Communications Inc., Evergreen Media Corporation and
                   Evergreen Media/Pyramid Corporation dated September 7, 1995.

(i) 2.11B          Amendment to Plan and Agreement of Merger by and among
                   Pyramid Communications Inc., Evergreen Media Corporation an
                   Evergreen Media/Pyramid Corporation dated January 11, 1996.

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

(o) 2.14 Asset Purchase Agreement dated April 4, 1996 between American Radio System Corporation and Evergreen Media Corporation of Buffalo (see table of contents for list of omitted exhibits and schedules).

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

(p) 2.21 Asset Purchase Agreement dated July 15, 1996 by and among Century Chicago Broadcasting L.P., an Illinois limited partnership, ("Seller"), Century Broadcasting Corporation, a Delaware Corporation("Century"), Evergreen Media Corporation of Los Angeles a Delaware Corporation ("Buyer").

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

(q) 2.25 Letter of intent dated August 27, 1996 between EZ Communications, Inc. Evergreen Media Corporation.

(q) 2.26 Asset Purchase Agreement dated September 19, 1996 between Beasley-FM Acquisition Corp. WDAS License Limited Partnership and Evergreen Media Corporation of Los Angeles.

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

(r) 2.31 Joint Purchase Agreement, by and among Chancellor Radio Broadcasting Company, Evergreen Media Corporation of Los Angeles, and Evergreen Media Corporation, dated as of February 19, 1997.

(s) 2.32 Asset Exchange Agreement, by and among EZ Communications, Inc., Professional Broadcasting Incorporated, EZ Philadelphia, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Charlotte, Evergreen Media Corporation of the East, Evergreen Media Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License Corp. and WRFX License Corp., dated as of December 5, 1996 (See table of contents for list of omitted schedules).

(s) 2.33 Asset Purchase Agreement, by and among EZ Communications, Inc., Professional Broadcasting Incorporated, EZ Charlotte, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of the East and Evergreen Media Corporation of Carolinaland, dated as of December 5, 1996 (See table of contents for list of omitted schedules).

(t) 2.34 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(t) 2.35 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(t) 2.36 Asset Purchase Agreement by and between Pacific and Southern Company, Inc. and Evergreen Media Corporation of Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see table of contents for list of omitted schedules and exhibits).

(u) 2.37 Merger Agreement by and among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and Katz Media Group, Inc., dated as of July 14, 1997 (see table of contents for list of omitted schedules and exhibits).

(v) 2.38 Stockholder Tender Agreement by and among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and certain stockholders of Katz Media Group, Inc., dated as of July 14, 1997.

(w) 2.39 Management Tender Agreement by and among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and certain stockholders of Katz Media Group, Inc., dated as of July 14,1997.

(x) 2.40 Joint Bidding Agreement between Evergreen Media Corporation, Chancellor Broadcasting Company, Morris Acquisition Corporation and HM2/Chancellor, L.P., dated as of July 14, 1997.

(ff) 2.41          Amended and Restated Agreement and Plan of Merger among
                   Chancellor Broadcasting Company, Chancellor Radio
                   Broadcasting Company, Evergreen Media Corporation, Evergreen
                   Media Corporation of Los Angeles and Evergreen Mezzanine
                   Holdings Corporation, dated as of February 19, 1997, as amended and restated on July 31, 1997.

*2.42 Option Agreement, by and among Evergreen Media Corporation, Chancellor Broadcasting Company, Bonneville International Corporation and Bonneville Holding company, dated as of August 6, 1997.

(a) 3.1A Restated Certificate of Incorporation of Evergreen Media Corporation, dated November 6, 1992.

(k) 3.1B Certificate of Amendment of Restated Certificate of Incorporation of Evergreen Media Corporation.

(a) 3.2            Restated Bylaws of Evergreen Media Corporation.

(gg) 3.3 Certificate of Incorporation of Evergreen Media Corporation of Los Angeles.

(gg) 3.4           Bylaws of Evergreen Media Corporation of Los Angeles.

(a) 4.1            Specimen Class A Common Stock certificate.

(t) 4.10 Second Amended and Restated Loan Agreement dated as of April 25, 1997 among Evergreen Media Corporation of Los Angeles, the financial institutions whose names appear as Lenders on the signature pages thereof (the "Lenders"), Toronto Dominion Securities, Inc., as Arranging Agent, The Bank of New York and Bankers Trust Company, as Co-Syndication Agents, NationsBank of Texas, N.A. and Union Bank of California, as Co-Documentation Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent for the Lenders, together with certain collateral documents attached thereto as exhibits, including Assignment of Partnership Interests, Assignment of Trust Interests, Borrower's Pledge Agreement, Parent Company Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and Subsidiary Pledge Agreement (see table of contents for list of omitted schedules and exhibits).

(z) 4.11 First Amendment to Second Amended and Restated Loan Agreement, dated June 26, 1997, among Evergreen Media Corporation of Los Angeles, the Lenders, the Agents and the administrative Agent.

(f) 10.23          Evergreen Media Corporation Stock Option Plan for
                   Non-employee Directors.

**(n) 10.24        Employment Agreement dated November 28, 1995 by and between
                   Evergreen Media Corporation and Matthew E. Devine.

**(n) 10.25        Employment Agreement dated November 28, 1995 by and between
                   Evergreen Media Corporation and James de Castro.

**(n) 10.26        Employment Agreement dated February 9, 1996 by and between
                   Evergreen Media Corporation and Kenneth J. O'Keefe.

**(o) 10.27        Employment Agreement dated April 15, 1996 by and between
                   Evergreen Media Corporation and Scott K. Ginsburg, as amended.

**(o) 10.28        1995 Stock Option Plan for executive officers and key
                   employees of Evergreen Media Corporation.

**(s) 10.29        Memorandum of Agreement, dated February 19, 1997,
                   between Evergreen Media Corporation and Scott K. Ginsburg, as agreed and acknowledged by Chancellor Broadcasting
                   Company and Chancellor Radio Broadcasting Company.

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

(u) Incorporated by reference to Exhibit (c) (1) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(v) Incorporated by reference to Exhibit (c)(2) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(w) Incorporated by reference to Exhibit (c)(3) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(x) Incorporated by reference to Exhibit (c)(4) of the Schedule 14D-1 filed by Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation, dated July 18, 1997.

(z) Incorporated by reference to the identically numbered exhibit to the Company's Current Report on form 8-K dated July 7, 1997 and filed July 31, 1997.

(ff) Incorporated by reference to the identically numbered exhibit to the Registration Statement Evergreen Media Corporation on Form S-4, filed August 1, 1997.

(gg) Incorporated by reference to the identically numbered exhibit to the Registration Statement of Evergreen Media Corporation of Los Angeles on Form S-4, filed July 29, 1997 (Registration Number 333-32259).