Form 10-Q/A
period 1997-06-30
EVERGREEN MEDIA CORP; EVERGREEN MEDIA CORP OF LOS ANGELES
filed 1997-08-26
CIK 894972, 1043102

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

+2.42 Option Agreement, by and among Evergreen Media Corporation, Chancellor Broadcasting Company, Bonneville International Corporation and Bonneville Holding company, dated as of August 6, 1997.

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

  27               Financial Data Schedule for Evergreen Media Corporation

 *27.1             Financial Data Schedule for Evergreen Media Corporation of
                   Los Angeles

*        Filed herewith.
**       Management contract or compensatory arrangement.
+        Previously Filed

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


                                    Evergreen Media Corporation of Los Angeles



                                    By: /s/ Matthew E. Devine
                                    -----------------------
                                    Matthew E. Devine
                                    Chief Financial Officer



Date:  August 25, 1997

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                       ITEM
-------                                     ----
  27.1             Financial Data Schedule for Evergreen Media Corporation of
                   Los Angeles