Form 10-Q
period 1997-09-30
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1997-11-14
CIK 894972, 1043102

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

      Commission File No. 0-21570            Commission File No. 333-32259
      CHANCELLOR MEDIA CORPORATION           CHANCELLOR MEDIA CORPORATION
                                                    OF LOS ANGELES

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
(I.R.S. Employer Identification Number) (I.R.S. Employer Identification Number)

         433 EAST LAS COLINAS BOULEVARD, SUITE 1130, IRVING, TEXAS 75039
          (Address of principal executive offices, including zip code)

                                 (972) 869-9020
              (Registrant's telephone number, including area code)

Indicate by check mark whether Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Chancellor Media Corporation                      Yes  X            No
                                                          ---              ---

    Chancellor Media Corporation of Los Angeles       Yes  X            No
                                                          ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1997, 59,635,539 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    CHANCELLOR MEDIA CORPORATION
                    Consolidated Balance Sheets (unaudited)......................................           2
                    Consolidated Statements of Operations (unaudited)............................           4
                    Consolidated Statements of Cash Flows (unaudited)............................           5
                    Notes to Consolidated Financial Statements (unaudited).......................           6

                    CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
                    Consolidated Balance Sheets (unaudited)......................................          13
                    Consolidated Statements of Operations (unaudited)............................          15
                    Consolidated Statements of Cash Flows (unaudited)............................          16
                    Notes to Consolidated Financial Statements (unaudited).......................          17

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................          23

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings............................................................          29
           Item 2.  Changes in Securities and Use of Proceeds....................................          30
           Item 4.  Submission of Matters to a Vote of Security Holders..........................          31
           Item 6.  Exhibits and Reports on Form 8-K.............................................          33

                                     PART I

ITEM 1   FINANCIAL STATEMENTS

                  CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                     1996           1997
                                                  ----------     ----------
ASSETS

Current assets:
Cash and cash equivalents                         $    3,060     $   15,982
Accounts receivable, net                              85,159        186,309
Prepaid expenses and other assets                      6,352          8,253
                                                  ----------     ----------

Total current assets                                  94,571        210,544

Property and equipment, net                           48,193        136,405
Intangible assets, net                               853,643      3,828,014
Other assets                                          24,552         38,413
                                                  ----------     ----------

                                                  $1,020,959     $4,213,376
                                                  ==========     ==========

          See accompanying notes to consolidated financial statements.

                  CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 31, SEPTEMBER 30,
                                                                                           1996         1997
                                                                                        ----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                   $   26,366  $     86,613
Current portion of long-term debt                                                           26,500            --
Other current liabilities                                                                      284           126
                                                                                        ----------  ------------

Total current liabilities                                                                   53,150        86,739

Long-term debt, excluding current portion                                                  331,500     1,857,000
Deferred tax liability                                                                      86,098       421,408
Other liabilities                                                                              800           997
                                                                                        ----------  ------------

        Total liabilities                                                                  471,548     2,366,144
                                                                                        ----------  ------------

Redeemable senior cumulative exchangeable preferred stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized, issued and outstanding
     in 1997; liquidation preference of  $119,445                                               --       121,233
Redeemable cumulative exchangeable preferred stock of subsidiary, par value
     $.01 per share; 3,600,000 shares authorized and 2,117,629 shares issued and
     outstanding in 1997; liquidation preference of $211,763                                    --       217,333
Convertible cumulative preferred stock, par value $.01 per share;
     2,200,000 shares authorized, issued and outstanding in 1997; liquidation
     preference of $110,000                                                                     --       111,048
Stockholders' equity:
Preferred stock, 6,000,000 shares authorized; 5,990,000 shares of $3.00
     convertible exchangeable preferred stock issued and outstanding in 1997                    --       299,500
Common stock, $.01 par value
   Authorized 250,000,000 shares; issued and outstanding
   39,038,848 shares in 1996 and 59,629,211 in 1997                                            390           596
Class B common stock, $.01 par value
   Authorized 4,500,000 shares; issued and outstanding
   3,116,066 shares in 1996                                                                     31            --
Paid-in capital                                                                            662,502     1,223,273
Accumulated deficit                                                                       (113,512)     (125,751)
                                                                                        ----------  ------------

Total stockholders' equity                                                                 549,411     1,397,618
                                                                                        ----------  ------------

                                                                                        $1,020,959  $  4,213,376
                                                                                        ----------  ------------


          See accompanying notes to consolidated financial statements.

                  CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1996           1997           1996           1997
                                                ---------      ---------      ---------      ---------
Gross revenues                                  $  90,296      $ 166,817      $ 234,910      $ 382,994
   Less agency commissions                        (11,528)       (21,795)       (29,780)       (49,711)
                                                ---------      ---------      ---------      ---------

Net revenues                                       78,768        145,022        205,130        333,283

Station operating expenses excluding
  depreciation and amortization                    46,131         73,551        126,444        184,713
Depreciation and amortization                      21,136         50,474         65,148        104,386
Corporate general and administrative                2,150          5,995          5,348         11,646
                                                ---------      ---------      ---------      ---------

Operating expenses                                 69,417        130,020        196,940        300,745
                                                ---------      ---------      ---------      ---------

Operating income                                    9,351         15,002          8,190         32,538
                                                ---------      ---------      ---------      ---------

Nonoperating income (expenses):
Interest expense, net                             (10,173)       (22,295)       (29,212)       (45,036)
Gain on disposition of assets                          --          5,057             --         18,380
                                                ---------      ---------      ---------      ---------
     Nonoperating expenses, net                   (10,173)       (17,238)       (29,212)       (26,656)

Income (loss) before income taxes and
   extraordinary item                                (822)        (2,236)       (21,022)         5,882

Income tax expense (benefit)                          (29)           985         (3,734)         5,244
Dividends on preferred stock
     of subsidiary                                    --          2,779             --          2,779
                                                ---------      ---------      ---------      ---------

Loss before extraordinary item                       (793)        (6,000)       (17,288)        (2,141)
                                                ---------      ---------      ---------      ---------
Extraordinary item - loss on extinguishment
  of debt, net of income tax benefit                   --             --             --         (4,350)
                                                ---------      ---------      ---------      ---------

Net loss                                             (793)        (6,000)       (17,288)        (6,491)
Preferred stock dividends                           1,204          5,049          3,619          5,748
                                                ---------      ---------      ---------      ---------

Net loss attributable to common
   Stockholders                                 $  (1,997)     $ (11,049)     $ (20,907)     $ (12,239)
                                                =========      =========      =========      =========

Loss per common share:
   Before extraordinary item                    $   (0.07)     $   (0.23)     $   (0.74)     $   (0.18)
   Extraordinary item                                  --             --             --          (0.10)
                                                ---------      ---------      ---------      ---------
         Net loss                               $   (0.07)     $   (0.23)     $   (0.74)     $   (0.28)
                                                =========      =========      =========      =========
Weighted average common shares outstanding
                                                   28,135         47,083         28,092         43,845
                                                =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                  CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       1996              1997
                                                                    -----------      -----------
Cash flows from operating activities:
   Net loss                                                         $   (17,288)     $    (6,491)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation                                                        4,675            9,091
      Amortization of goodwill, intangible
         assets and other assets                                         60,473           95,295
      Provisions for doubtful accounts                                    1,395            3,409
      Deferred income tax expense (benefit)                              (3,734)           5,244
      Gain on disposition of assets                                          --          (18,380)
      Dividends on preferred stock of subsidiary                             --            2,779
      Loss on extinguishment of debt                                         --            4,350
      Changes in certain assets and liabilities
         net of effects of acquisitions:
        Accounts receivable                                             (14,983)         (15,171)
        Prepaid expenses and other current assets                        (1,637)           4,481
        Accounts payable and accrued expenses                             1,446            8,445
        Other assets                                                       (514)              54
        Other liabilities                                                  (339)             197
                                                                    -----------      -----------
           Net cash provided by operating activities                     29,494           93,303
                                                                    -----------      -----------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                              (392,764)      (2,083,701)
       Escrow deposits on pending acquisitions                          (32,500)         (10,005)
       Proceeds from sale of assets                                      32,000          269,250
       Capital expenditures                                              (4,602)          (6,436)
       Other                                                             (5,777)         (20,914)
                                                                    -----------      -----------
         Net cash used by investing activities                         (403,643)      (1,851,806)
                                                                    -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                           398,250        2,105,000
     Principal payments on long-term debt                               (15,750)        (606,000)
     Payments on other liabilities                                         (417)            (158)
     Proceeds from issuance of common stock and preferred stock             687          288,898
     Dividend payments on preferred stock                                (3,619)          (5,748)
     Payments for debt issuance costs                                    (3,924)         (10,567)
                                                                    -----------      -----------
         Net cash provided by financing activities                      375,227        1,771,425
                                                                    -----------      -----------
Increase in cash and cash equivalents                                     1,078           12,922
Cash and cash equivalents at beginning of period                          3,430            3,060
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $     4,508      $    15,982
                                                                    ===========      ===========


          See accompanying notes to consolidated financial statements.

                  CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation (formerly known as Evergreen Media Corporation ("Evergreen")) and its subsidiaries (collectively, "Chancellor Media") for the periods presented.

    Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Evergreen's Annual Report on Form 10-K for the year ended December 31, 1996.

    The consolidated financial statements include the accounts of Chancellor Media and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    On August 8, 1996, Evergreen declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. All share and per share data (other than authorized share data) contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock dividend.

    Loss per common share is based on the weighted average number of common shares outstanding during the periods after giving retroactive effect to the stock split. Stock options are not included in the calculation as their effect would be antidilutive.

2.  ACQUISITIONS AND DISPOSITIONS

1996 COMPLETED TRANSACTIONS

    On January 17, 1996, Evergreen acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was effected through the merger of a wholly-owned subsidiary of Evergreen with and into Pyramid, with Pyramid surviving the merger as a wholly-owned subsidiary of Evergreen. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316,343 in cash.

    On May 3, 1996, Evergreen acquired WKLB-FM in Boston from Fairbanks Communications for $34,000 in cash plus various other direct acquisition costs. On November 26, 1996, Evergreen exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. Evergreen had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

    On July 19, 1996, Evergreen sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio for $19,500 in cash, and on August 1, 1996, Evergreen sold WSJZ-FM in Buffalo to American Radio Systems for $12,500 in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by Evergreen upon consummation of the sales. Evergreen had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

    On August 14, 1996, Evergreen acquired KYLD-FM in San Francisco from Crescent Communications for $44,000 in cash plus various other direct acquisition costs. Evergreen had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

    On October 18, 1996, Evergreen acquired WEDR-FM in Miami from affiliates of the Rivers Group for $65,000 in cash plus various other direct acquisition costs.

1997 COMPLETED TRANSACTIONS

    On January 31, 1997, Evergreen acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Broadcasting Company ("Chancellor") for $30,000 in cash plus various other direct acquisition costs. Evergreen had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

    On January 31, 1997, Evergreen acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. Evergreen had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, Evergreen sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM/KDFC-FM/AM and no gain or loss was recognized by Evergreen upon consummation of the sale.

    On April 1, 1997, Evergreen acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168,000 in cash plus various other direct acquisition costs. Evergreen had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

    On April 3, 1997, Evergreen exchanged WQRS-FM in Detroit (which Evergreen acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The net purchase price to Evergreen of WWRC-AM was therefore $22,500. Evergreen had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

    On May 1, 1997, Evergreen acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

    On May 15, 1997, Evergreen exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia, and also sold Evergreen's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,500.

    On May 30, 1997, Evergreen acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75,750 in cash (including $2,000 for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, Evergreen sold WPNT-FM in Chicago to Bonneville for $75,000 in cash and recognized a gain of $500.

    On June 3, 1997, Evergreen sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting for $14,750 in cash and recognized a gain of $9,257.

    On July 2, 1997, Evergreen acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility of $552,559; (ii) $53,750 in escrow funds paid by Evergreen on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, Evergreen issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,808 which were used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, Evergreen sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were also sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by Evergreen upon consummation of the sales.

    On July 7, 1997, Evergreen sold the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, Chancellor Radio Broadcasting Company, a direct operating subsidiary of Chancellor ("CRBC"), sold the call letters "KSAN-FM" (which CRBC previously used in San Francisco) to Susquehanna. On July 7, 1997, Evergreen and CRBC entered into a time brokerage agreement to enable Evergreen to operate KYLD-FM on the frequency previously assigned to KSAN-FM, which has an improved broadcast signal in the San Francisco market, and on July 7, 1997, CRBC changed the call letters of KSAN-FM to KYLD-FM. Upon the consummation of the Chancellor Merger, Chancellor Media changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

    On July 14, 1997, Evergreen completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80,000 which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, Chancellor Media applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On June 29, 1997, Evergreen paid $8,350 in escrow funds which have been classified as other assets at September 30, 1997. Evergreen had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

    On July 21, 1997, Evergreen entered into a time brokerage agreement with CRBC whereby Evergreen began managing certain limited functions of CRBC'S stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco.

    On August 13, 1997, Evergreen sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18,000 in the form of a promissory note which have been classified as other assets at September 30, 1997. The promissory note bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas posted a $1,000 letter of credit for the benefit of Evergreen that will remain outstanding until all amounts due under the promissory note are paid.

    On August 27, 1997, Evergreen sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

    On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, CRBC, Evergreen, Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation. Upon consummation of the Parent Merger, Evergreen was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to Evergreen's portfolio of stations, including 13 stations in markets in which Evergreen previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Class A and Class B Common Stock into 0.9091 shares of Chancellor Media Common Stock, resulting in the issuance of 17,308,730 shares of Chancellor Media Common Stock at a fair value of $31.00 per share, (ii) the assumption of Chancellor's and CRBC's long-term debt of $949,000, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of

$111,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

    On October 28, 1997, Chancellor Media acquired Katz Media Group, Inc. ("KMG"), a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,223 ("the Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,122 and (iii) estimated acquisition costs of $7,500.

PENDING TRANSACTIONS

    On April 4, 1997, Evergreen entered into agreements with Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. ("P&S"), pursuant to which Evergreen will acquire WGCI-AM and WGCI-FM in Chicago for $140,000, KKBQ-AM and KKBQ-FM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash (the "Gannett Acquisition"). The aggregate purchase price is subject to an upward adjustment of up to $10,000 depending on the timing of the closings. On April 10, 1997, Evergreen issued letters of credit for the benefit of P&S in the aggregate amount of $34,000 to secure Evergreen's obligations under the Gannett Agreements. Although there can be no assurances, Chancellor Media expects that the Gannett Acquisition will be completed in the fourth quarter of 1997.

    On July 30, 1997, CRBC entered into an agreement to acquire KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to Chancellor Media) for $26,000 in cash (including $1,655 paid by CRBC in escrow on July 30, 1997 and classified as other assets at September 30, 1997) (the "Denver Acquisition"). CRBC also entered into an agreement to operate KXPK-FM under a time brokerage agreement effective as of September 1, 1997. Although there can be no assurances, Chancellor Media expects that the Denver Acquisition will be completed in the first quarter of 1998.

    On July 1, 1996, CRBC entered into an agreement with SFX Broadcasting, Inc. ("SFX"), pursuant to which CRBC agreed to exchange WAPE-FM and WFYV-FM in Jacksonville and $11,000 in cash to SFX in return for WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Nassau/Suffolk (Long Island) (the "SFX Exchange"). CRBC has been operating WBAB-FM, WBLI-FM, WHFM-FM and WGBB-FM pursuant to time brokerage agreements each effective July 1, 1996 and SFX has been operating WAPE-FM and WFYV-FM pursuant to time brokerage agreements each effective July 1, 1996. On November 6, 1997, the United States Department of Justice (the "DOJ") filed suit against Chancellor Media seeking to enjoin, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), Chancellor Media's acquisition of the four Long Island properties from SFX. Chancellor Media is unable to predict whether or when it will consummate the SFX Exchange.

    On August 6, 1997, Evergreen and Chancellor announced that they had paid $3,000 to Bonneville for an option to exchange Evergreen's station WTOP-AM in Washington and Chancellor's stations KZLA-FM in Los Angeles and WGMS-FM in Washington and $57,000 in cash for Bonneville's stations WNSR-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). The Bonneville Option was exercised on October 1, 1997, and definitive exchange documentation is presently being negotiated. Chancellor Media has entered into time brokerage agreements to operate KLDE-FM and KBIG-FM effective October 1, 1997 and WNSR-FM effective October 10, 1997 and has entered into time brokerage agreements to sell substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM effective October 1, 1997. Although there can be no assurances, Chancellor Media expects that the Bonneville Option will be completed in the fourth quarter of 1997 or the first quarter of 1998.

    Consummation of each of the transactions discussed above is subject to various conditions, including approval from the Federal Communications Commission (the "FCC") and the expiration or early termination of any waiting period required under the HSR Act. Chancellor Media believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

    Escrow funds of $10,005 paid by Chancellor Media in connection with the acquisition of KZPS-FM and KDGE-FM in Dallas and the pending acquisition of KXPK-FM in Denver have been classified as other assets in the accompanying balance sheet at September 30, 1997.

SUMMARY OF NET ASSETS ACQUIRED

    The Pyramid Acquisition, the Viacom Acquisition, the Chancellor Merger and the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-FM, KKSF-FM, KDFC-FM/AM, WJLB-FM, WMXD-FM, WWRC-AM, WDAS-FM/AM and WPNT-FM discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

    A summary of the net assets acquired follows:

                                                                                              NINE
                                                                          YEAR ENDED      MONTHS ENDED
                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                             1996             1997
                                                                         ----------------------------
Working capital, including cash of $1,011 in 1996 and $5,927 in 1997     $    11,218      $    56,287
Property and equipment                                                        11,519           92,503
Assets held for sale                                                          32,000          131,000
Intangible assets                                                            465,824        3,177,630
Deferred tax liability                                                       (61,218)        (332,409)
                                                                         -----------      -----------
                                                                         $   459,343      $ 3,125,011
                                                                         ===========      ===========

The pro forma consolidated condensed results of operations data for the nine months ended September 30, 1997 and 1996, as if the 1996 Completed Transactions and the 1997 Completed Transactions discussed above occurred at January 1, 1996, follow:

                                                                               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1996             1997
                                                                         -----------      -----------
Net revenues                                                             $   481,580      $   571,782
Operating income (loss)                                                      (49,207)          12,495
Net loss                                                                    (162,085)        (112,286)
Net loss per common share                                                $     (2.72)     $     (1.88)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3.    LONG-TERM DEBT


    Long-term debt consists of the following at December 31, 1996 and September 30, 1997:

                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                            1996              1997
                                                                         -----------      -----------
Senior Credit Facility                                                   $   348,000      $ 1,457,000
11.59% Senior Secured Notes due 1999                                          10,000               --
9 3/8% Senior Subordinated Notes due 2004                                         --          200,000
8 3/4% Senior Subordinated Notes due 2007                                         --          200,000
                                                                         -----------      -----------
     Total long-term debt                                                    358,000        1,857,000
Less current portion                                                          26,500               --
                                                                         -----------      -----------
                                                                         $   331,500      $ 1,857,000

Senior Credit Facility

    On April 25, 1997, Evergreen entered into the Senior Credit Facility which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997 and October 28, 1997, Evergreen established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, Evergreen wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

    Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of Chancellor Media, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan at September 30, 1997 was 6.09%, based on Eurodollar rates, and the interest rate on advances of $548,000 and $9,000 outstanding under the Revolving Loan Facility were 6.09% and 8.50%, respectively, at September 30, 1997, based on the Eurodollar and prime rates, respectively. Chancellor Media pays fees of 1/4% per annum on the aggregate unused portion of the loan commitment, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, Chancellor Media is required to enter into interest hedging agreements that result in the fixing or placing a cap on Chancellor Media's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

    The capital stock of Chancellor Media's subsidiaries is pledged to secure the performance of Chancellor Media's obligations under the Senior Credit Facility, and each of Chancellor Media's subsidiaries have guaranteed those obligations. At October 31, 1997, Chancellor Media had drawn $900,000 of the Term Loan Facility and $809,000 of the Revolving Loan Facility. Required principal repayments of amounts outstanding under the Term Loan Facility and commitment reductions under the Revolving Loan Facility commence on September 30, 2000. Chancellor Media's ability to make additional borrowings under the Senior Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility.

Senior Subordinated Notes

    Upon consummation of the Chancellor Merger, Chancellor Media assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and Chancellor Media assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") and the indenture governing such securities. The
9 3/8% Notes and the 8 3/4% Notes are unsecured obligations of Chancellor Media, subordinated in right of payment to all existing and any future senior indebtedness of Chancellor Media. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Chancellor Media (the "Subsidiary Guarantors"). Except for certain inconsequential subsidiaries, the Subsidiary Guarantors comprise all of Chancellor Media's direct and indirect subsidiaries.

Other

    On October 28, 1997, Chancellor Media borrowed approximately $155,000 under the Senior Credit Facility to finance the Katz Acquisition. Additionally, Chancellor Media refinanced outstanding borrowings under the credit facility of Katz Media Corporation, a subsidiary of KMG ("KMC"), of $122,000 with borrowings under the Senior Credit Facility, and assumed the obligations under the $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 of KMC, (the "10 1/2% Notes") and the amended and restated indenture governing such securities. The 10 1/2% Notes are unsecured obligations of Chancellor Media, subordinated in right of payment to all existing and any future senior indebtedness of Chancellor Media. The 10 1/2% Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

4.  CONTINGENCIES

    Chancellor Media is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II,
Item 1, "Legal Proceedings", of this Form 10-Q. Chancellor Media believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

                   CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       DECEMBER 31,  SEPTEMBER 30,
                                                          1996           1997
                                                       ----------     ----------
ASSETS

Current assets:
Cash and cash equivalents                              $    3,060     $   15,982
Accounts receivable, net                                   85,159        186,309
Prepaid expenses and other assets                           6,352          8,253
                                                       ----------     ----------

Total current assets                                       94,571        210,544

Property and equipment, net                                48,193        136,405
Intangible assets, net                                    853,643      3,828,014
Other assets                                               24,552         38,413
                                                       ----------     ----------

                                                       $1,020,959     $4,213,376
                                                       ==========     ==========

          See accompanying notes to consolidated financial statements.

                   CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

               CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31, SEPTEMBER 30,
                                                                                        1996             1997
                                                                                     -----------      -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                $    26,366      $    86,613
Current portion of long-term debt                                                         26,500               --
Other current liabilities                                                                    284              126
                                                                                     -----------      -----------

Total current liabilities                                                                 53,150           86,739

Long-term debt, excluding current portion                                                331,500        1,857,000
Deferred tax liability                                                                    86,098          421,408
Other liabilities                                                                            800              997
                                                                                     -----------      -----------

        Total liabilities                                                                471,548        2,366,144
                                                                                     -----------      -----------

Redeemable senior cumulative exchangeable preferred stock, par value $.01 per share; 1,000,000 shares authorized, issued and outstanding
     in 1997; liquidation preference of $119,445                                              --          121,233
Redeemable cumulative exchangeable preferred stock, par value
     $.01 per share; 3,600,000 shares authorized and 2,117,629 shares issued and
     outstanding in 1997; liquidation preference of $211,763                                  --          217,333
Stockholder's equity:
Common stock, $.01 par value
   Authorized 1,000 shares; issued and outstanding
   1,000 shares in 1996 and 1997                                                               1                1
Paid-in capital                                                                          662,922        1,628,668
Accumulated deficit                                                                     (113,512)        (120,003)
                                                                                     -----------      -----------

Total stockholder's equity                                                               549,411        1,508,666
                                                                                     -----------      -----------

                                                                                     $ 1,020,959      $ 4,213,376
                                                                                     ===========      ===========

          See accompanying notes to consolidated financial statements.

                   CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                      1996           1997           1996           1997
                                                    ---------      ---------      ---------      ---------
Gross revenues                                      $  90,296      $ 166,817      $ 234,910      $ 382,994
   Less agency commissions                            (11,528)       (21,795)       (29,780)       (49,711)
                                                    ---------      ---------      ---------      ---------

   Net revenues                                        78,768        145,022        205,130        333,283

Station operating expenses excluding
   depreciation and amortization                       46,131         73,551        126,444        184,713
Depreciation and amortization                          21,136         50,474         65,148        104,386
Corporate general and administrative                    2,150          5,995          5,348         11,646
                                                    ---------      ---------      ---------      ---------

Operating expenses                                     69,417        130,020        196,940        300,745
                                                    ---------      ---------      ---------      ---------

Operating income                                        9,351         15,002          8,190         32,538
                                                    ---------      ---------      ---------      ---------

Nonoperating income (expenses):
Interest expense, net                                 (10,173)       (22,295)       (29,212)       (45,036)
Gain on disposition of assets                              --          5,057             --         18,380
                                                    ---------      ---------      ---------      ---------
     Nonoperating expenses, net                       (10,173)       (17,238)       (29,212)       (26,656)

Income (loss) before income taxes and
   extraordinary item                                    (822)        (2,236)       (21,022)         5,882

Income tax expense (benefit)                              (29)           985         (3,734)         5,244
                                                    ---------      ---------      ---------      ---------

Loss before extraordinary item                           (793)        (3,221)       (17,288)           638
                                                    ---------      ---------      ---------      ---------
Extraordinary item - loss on extinguishment of
   debt, net of income tax benefit                         --             --             --         (4,350)
                                                    ---------      ---------      ---------      ---------
Net loss                                                 (793)        (3,221)       (17,288)        (3,712)
Preferred stock dividends                                  --          2,779             --          2,779
                                                    ---------      ---------      ---------      ---------
Net loss attributable to common stock                    (793)        (6,000)       (17,288)        (6,491)
                                                    ---------      ---------      ---------      ---------

          See accompanying notes to consolidated financial statement.

                   CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                         1996             1997
                                                                      -----------      -----------
Cash flows from operating activities:
   Net loss                                                           $   (17,288)     $    (3,712)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation                                                          4,675            9,091
      Amortization of goodwill, intangible
         assets and other assets                                           60,473           95,295
      Provisions for doubtful accounts                                      1,395            3,409
      Deferred income tax expense (benefit)                                (3,734)           5,244
      Gain on disposition of assets                                            --          (18,380)
      Loss on extinguishment of debt                                           --            4,350
      Changes in certain assets and liabilities
         net of effects of acquisitions:
        Accounts receivable                                               (14,983)         (15,171)
        Prepaid expenses and other current assets                          (1,637)           4,481
        Accounts payable and accrued expenses                               1,446            8,445
        Other assets                                                         (514)              54
        Other liabilities                                                    (339)             197
                                                                      -----------      -----------
           Net cash provided by operating activities                       29,494           93,303
                                                                      -----------      -----------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                (392,764)      (2,083,701)
       Escrow deposits on pending acquisitions                            (32,500)         (10,005)
       Proceeds from sale of assets                                        32,000          269,250
       Capital expenditures                                                (4,602)          (6,436)
       Other                                                               (5,777)         (20,914)
                                                                      -----------      -----------
         Net cash used by investing activities                           (403,643)      (1,851,806)
                                                                      -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                             398,250        2,105,000
     Principal payments on long-term debt                                 (15,750)        (606,000)
     Payments on other liabilities                                           (417)            (158)
     Cash contributed by parent                                               687          288,898
     Dividend to parent                                                    (3,619)          (5,748)
     Payments for debt issuance costs                                      (3,924)         (10,567)
                                                                      -----------      -----------
         Net cash provided by financing activities                        375,227        1,771,425
                                                                      -----------      -----------
Increase in cash and cash equivalents                                       1,078           12,922
Cash and cash equivalents at beginning of period                            3,430            3,060
                                                                      -----------      -----------
Cash and cash equivalents at end of period                            $     4,508      $    15,982
                                                                      ===========      ===========

          See accompanying notes to consolidated financial statements.

                   CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles ("EMCLA")) and subsidiaries (collectively, "CMCLA") for the periods presented. Chancellor Media Corporation of Los Angeles is an indirect, wholly owned subsidiary of Chancellor Media Corporation ("Chancellor Media").

    Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Evergreen's Annual Report on Form 10-K for the year ended December 31, 1996.

    The consolidated financial statements include the accounts of CMCLA and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  ACQUISITIONS AND DISPOSITIONS

1996 COMPLETED TRANSACTIONS

    On January 17, 1996, EMCLA acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was effected through the merger of a wholly-owned subsidiary of EMCLA with and into Pyramid, with Pyramid surviving the merger as a wholly-owned subsidiary of EMCLA. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316,343 in cash.

    On May 3, 1996, EMCLA acquired WKLB-FM in Boston from Fairbanks Communications for $34,000 in cash plus various other direct acquisition costs. On November 26, 1996, EMCLA exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. EMCLA had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

    On July 19, 1996, EMCLA sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio for $19,500 in cash, and on August 1, 1996, EMCLA sold WSJZ-FM in Buffalo to American Radio Systems for $12,500 in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by EMCLA upon consummation of the sales. EMCLA had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

    On August 14, 1996, EMCLA acquired KYLD-FM in San Francisco from Crescent Communications for $44,000 in cash plus various other direct acquisition costs. EMCLA had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

    On October 18, 1996, EMCLA acquired WEDR-FM in Miami from affiliates of the Rivers Group for $65,000 in cash plus various other direct acquisition costs.

1997 COMPLETED TRANSACTIONS

    On January 31, 1997, EMCLA acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Broadcasting Company ("Chancellor") for $30,000 in cash plus various other direct acquisition costs. EMCLA had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

    On January 31, 1997, EMCLA acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. EMCLA had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, EMCLA sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM/KDFC-FM/AM and no gain or loss was recognized by EMCLA upon consummation of the sale.

    On April 1, 1997, EMCLA acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168,000 in cash plus various other direct acquisition costs. EMCLA had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

    On April 3, 1997, EMCLA exchanged WQRS-FM in Detroit (which EMCLA acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The net purchase price to EMCLA of WWRC-AM was therefore $22,500. EMCLA had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

    On May 1, 1997, EMCLA acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

    On May 15, 1997, EMCLA exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia, and also sold EMCLA's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,500.

    On May 30, 1997, EMCLA acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75,750 in cash (including $2,000 for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, EMCLA sold WPNT-FM in Chicago to Bonneville for $75,000 in cash and recognized a gain of $500.

    On June 3, 1997, EMCLA sold in Chicago to affiliates of Crawford Broadcasting for $14,750 in cash and recognized a gain of $9,257.

    On July 2, 1997, EMCLA acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility of $552,559;
(ii) $53,750 in escrow funds paid by EMCLA on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, Evergreen issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,800 which were contributed to EMCLA and used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, EMCLA sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were also sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by Evergreen upon consummation of the sales.

    On July 7, 1997, EMCLA sold the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, Chancellor Radio Broadcasting Company, a direct operating subsidiary of Chancellor ("CRBC"), sold the call letters "KSAN-FM" (which CRBC previously used in San Francisco) to Susquehanna. On July 7, 1997, EMCLA and CRBC entered into a time brokerage agreement to enable EMCLA to operate KYLD-FM on the frequency previously assigned to KSAN-FM, which has an improved broadcast signal in the San Francisco market, and on July 7, 1997, CRBC changed the call letters of KSAN-FM to KYLD-FM. Upon the consummation of the Chancellor Merger, CMCLA changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

    On July 14, 1997, EMCLA completed the disposition of WLUP-FM in Chicago to Bonneville. On October 7, 1997, CMCLA applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On June 29, 1997, EMCLA paid $8,350 in escrow funds which have been classified as other assets at September 30, 1997. EMCLA had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

    On July 21, 1997, EMCLA entered into a time brokerage agreement with CRBC whereby EMCLA began managing certain limited functions of CRBC'S stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco.

    On August 13, 1997, EMCLA sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18,000 in the form of a promissory note. The promissory note bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas posted a $1,000 letter of credit for the benefit of EMCLA that will remain outstanding until all amounts due under the promissory note are paid.

    On August 27, 1997, EMCLA sold WEJM-AM in Chicago to Douglas for $7,500 million in cash and recognized a gain of $3,331.

    On September 5, 1997, pursuant to an Amended and Restated Agreement and
Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, CRBC, Evergreen, Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation. Upon consummation of the Parent Merger, Evergreen was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to Evergreen's portfolio of stations, including 13 stations in markets in which Evergreen previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Class A and Class B Common Stock into 0.9091 shares of Chancellor Media Common Stock, resulting in the issuance of 17,308,730 shares of Chancellor Media Common Stock at a fair value of $31.00 per share, (ii) the assumption of Chancellor's and CRBC's long-term debt of $949,000, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

    On October 28, 1997, Chancellor Media acquired Katz Media Group, Inc. ("KMG"), a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,223 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,122 and (iii) estimated acquisition costs of $7,500.

PENDING TRANSACTIONS

    On April 4, 1997, EMCLA entered into agreements with Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. ("P&S"), pursuant to which EMCLA will acquire WGCI-AM and WGCI-FM in Chicago for $140,000, KKBQ-AM and KKBQ-FM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash (the "Gannett Acquisition"). The aggregate purchase price is subject to an upward adjustment of up to $10,000 depending on the timing of the closings. On April 10, 1997, EMCLA issued letters of credit for the benefit of P&S in the aggregate amount of $34,000 to secure EMCLA's obligations under the Gannett Agreements. Although there can be no assurances, CMCLA expects that the Gannett Acquisition will be completed in the fourth quarter of 1997.

    On July 30, 1997, CRBC entered into an agreement to acquire KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to Chancellor Media) for $26,000 in cash (including $1,655 paid by CRBC in escrow on July 30, 1997 and classified as other assets at September 30, 1997) (the "Denver Acquisition"). CRBC also entered into an agreement to operate KXPK-FM under a time brokerage agreement effective as of September 1, 1997. Although there can be no assurances, CMCLA expects that the Denver Acquisition will be completed in the first quarter of 1998.

    On July 1, 1996, CRBC entered into an agreement with SFX Broadcasting, Inc. ("SFX") pursuant to which CRBC agreed to exchange WAPE-FM and WFYV-FM in Jacksonville and $11,000 in cash to SFX in return for WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Nassau/Suffolk (Long Island) (the "SFX Exchange"). CRBC has been operating WBAB-FM, WBLI-FM, WHFM-FM and WGBB-FM pursuant to time brokerage agreements each effective July 1, 1996 and SFX has been operating WAPE-FM and WFYV-FM pursuant to time brokerage agreements each effective July 1, 1996. On November 6, 1997, the United States Department of Justice (the "DOJ") filed suit against CMCLA, seeking to enjoin, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), CMCLA's acquisition of the four Long Island properties from SFX. CMCLA is unable to predict whether or when it will consummate the SFX Exchange.

    On August 6, 1997, Evergreen and Chancellor announced that they had paid $3,000 to Bonneville for an option to exchange Evergreen's station WTOP-AM in Washington and Chancellor's stations KZLA-FM in Los Angeles and WGMS-FM in Washington and $57,000 in cash for Bonneville's stations WNSR-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). The Bonneville Option was exercised on October 1, 1997, and definitive exchange documentation is presently being negotiated. CMCLA has entered into time brokerage agreements to operate KLDE-FM and KBIG-FM effective October 1, 1997 and WNSR-FM effective October 10, 1997 and has entered into time brokerage agreements to sell substantially all of the broadcast time of WTOP-AM WTOP-AM, KZLA-FM and WGMS-FM effective October 1, 1997.

    Consummation of each of the transactions discussed above is subject to various conditions, including approval from the Federal Communications Commission (the "FCC") and the expiration or early termination of any waiting period required under the HSR Act. Chancellor Media believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

    Escrow funds of $10,005 paid by CMCLA in connection with the acquisition of KZPS-FM and KDGE-FM in Dallas and the pending acquisition of KXPK-FM in Denver have been classified as other assets in the accompanying balance sheet at September 30, 1997.


SUMMARY OF NET ASSETS ACQUIRED

    The Pyramid Acquisition, the Viacom Acquisition, the Chancellor Merger and the acquisitions of WKLB-FM, KYLD-FM, WEDR-FM, WWWW-FM, WDFN-FM, KKSF-FM, KDFC-FM/AM, WJLB-FM, WMXD-FM,

WWRC-AM, WDAS-FM/AM and WPNT-FM discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

    A summary of the net assets acquired follows:

                                                                                             NINE
                                                                          YEAR ENDED      MONTHS ENDED
                                                                         DECEMBER 31,    SEPTEMBER 30,
                                                                             1996            1997
                                                                         -----------      -----------
Working capital, including cash of $1,011 in 1996                        $    11,218      $    56,287
Property and equipment                                                        11,519           92,503
Assets held for sale                                                          32,000          131,000
Intangible assets                                                            465,824        3,177,630
Deferred tax liability                                                       (61,218)        (332,409)
                                                                         -----------      -----------
                                                                         $   459,343      $ 3,125,011
                                                                         ===========      ===========

The proforma consolidated condensed results of operations data for the nine months ended September 30, 1997 and 1996, as if the 1996 Completed Transactions and the 1997 Completed Transactions discussed above occurred at January 1, 1996, follow:

                                                                               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1996            1997
                                                                         -----------      -----------
Net revenues                                                             $   481,580      $   571,782
Operating income (loss)                                                      (49,207)          12,495
Net loss                                                                    (162,085)        (112,286)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1996 and September 30, 1997:

                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                            1996             1997
                                                                         -----------      -----------
Senior Credit Facility                                                   $   348,000      $ 1,457,000
11.59% Senior Secured Notes due 1999                                          10,000               --
9 3/8% Senior Subordinated Notes due 2004                                         --          200,000
8 3/4% Senior Subordinated Notes due 2007                                         --          200,000
                                                                         -----------      -----------
     Total long-term debt                                                    358,000        1,857,000
Less current portion                                                          26,500               --
                                                                         -----------      -----------
                                                                         $   331,500      $ 1,857,000

Senior Credit Facility

    On April 25, 1997, EMCLA entered into the Senior Credit Facility which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, and October 28, 1997, EMCLA established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, EMCLA wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

    Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of CMCLA, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan at September 30, 1997 was 6.09%, based on Eurodollar rates, and the interest rate on advances of $548,000 and $9,000 outstanding under the Revolving Loan Facility were 6.09% and 8.50%, respectively, at September 30, 1997, based on the Eurodollar and prime rates, respectively. CMCLA pays fees of 1/4% per annum on the aggregate unused portion of the loan commitment, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, CMCLA is required to enter into interest hedging agreements that result in the fixing or placing a cap on CMCLA's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

    The capital stock of CMCLA and its subsidiaries is pledged to secure the performance of CMCLA's obligations under the Senior Credit Facility, and each of CMCLA's subsidiaries have guaranteed those obligations. At October 31, 1997, CMCLA had drawn $900,000 of the Term Loan Facility and $809,000 of the Revolving Loan Facility. Required principal repayments of amounts outstanding under the Term Loan Facility and commitment reductions under the Revolving Loan Facility commence on September 30, 2000. CMCLA's ability to make additional borrowings under the Senior Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Senior Credit Facility.

Senior Subordinated Notes

    Upon consummation of the Chancellor Merger, CMCLA assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and CMCLA assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") and the indenture governing such securities. The 9 3/8% Notes and the 8 3/4% Notes are unsecured obligations of CMCLA, subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of CMCLA (the "Subsidiary Guarantors"). Except for certain inconsequential subsidiaries, the Subsidiary Guarantors comprise all of CMCLA's direct and indirect subsidiaries.

Other

    On October 28, 1997, CMCLA borrowed approximately $155,000 under the Senior Credit Facility to finance the Katz Acquisition. Additionally, CMCLA refinanced outstanding borrowings under the credit facility of Katz Media Corporation, a subsidiary of KMG ("KMC"), of $122,000 with borrowings under the Senior Credit Facility, and assumed the obligations under the $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 of KMC, (the "10 1/2% Notes") and the amended and restated indenture governing such securities. The
10 1/2% Notes are unsecured obligations of CMCLA, subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The 10 1/2% Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

4.  CONTINGENCIES

    Chancellor Media and CMCLA are involved in several lawsuits that are incidental to their business. A discussion of certain of these lawsuits is contained in Part II, Item 1, "Legal Proceedings", of this Form 10-Q. CMCLA believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Since the acquisition by Chancellor Media Corporation ("Chancellor Media"), Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect, wholly-owned subsidiary of Chancellor Media, and their respective subsidiaries (collectively, the "Company") in May of 1995 of Broadcasting Partners, Inc. ("BPI"), an eleven-station radio broadcasting group owning eight stations in the nation's ten largest radio markets (the "BPI Acquisition"), the Company has engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. Implementation of this acquisition strategy was significantly accelerated in 1996 and to date in 1997 due to passage of the Telecommunications Act of 1996 and the associated relaxation of national and local ownership limits. For a discussion of the various transactions completed and agreements entered into since January 1, 1996 as part of the Company's acquisition strategy, see the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Consummation of the Pending Transactions (including the Gannett Acquisition, the Denver Acquisition, the SFX Exchange and the Bonneville Option) will add a net total of eight stations in the Company's current markets, and will expand the Company's station portfolio to include a total of 12 radio station clusters of four or five FM stations ("superduopolies"), with seven in the 12 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit -- and five in other large markets -- Denver, Minneapolis-St. Paul, Phoenix, Orlando and Nassau-Suffolk (Long Island).

    The Company's results of operations from period to period have not historically been comparable because of the impact of the various station acquisitions and dispositions that the Company has completed. The chart below summarizes the acquisitions and dispositions that the Company has completed since January 1, 1996 through September 30, 1997:

                                                                                                       COST
                              DATE OF         NUMBER OF                                             (PROCEEDS)
      TRANSACTION           TRANSACTION        STATIONS                  MARKET(S)                (IN THOUSANDS)
      -----------           -----------        --------                  ---------                --------------
Pyramid Acquisition               1/96           9 FM        Chicago, Philadelphia, Boston,        $    316,343
                                                 3 AM        Charlotte, Buffalo
Acquisition                       5/96           1 FM        Boston                                $     34,000

Disposition                       8/96           1 FM        Buffalo                               $    (12,500)

Disposition                       7/96           1 FM        Buffalo                               $    (19,500)
                                                 1 AM
Acquisition                       8/96           1 FM        San Francisco                         $     44,000

Acquisition                      10/96           1 FM        Miami                                 $     65,000

Exchange                         11/96      1 FM in return   Exchanged Boston for Washington,               N/A
                                               for 1 FM      D.C.
Acquisition                       1/97           1 FM        Detroit                               $     30,000
                                                 1 AM
Acquisition                       1/97           2 FM        San Francisco                         $    115,000
                                                 1 AM
Acquisition                       4/97           2 FM        Detroit                               $    168,000

Acquisition/Exchange              4/97           1 AM        Washington, D.C.                      $     22,500

Acquisition                       5/97           1FM         Philadelphia                          $    103,000
                                                 1AM
Exchange                          5/97        5 FM's in      Exchanged Charlotte for                        N/A
                                             return for 2    Philadelphia
                                                 FM's
Disposition                       5/97           1 FM        Charlotte                             $    (10,000)

Acquisition                       5/97           1 FM        Chicago                               $     75,750

Disposition                       6/97           1 FM        Chicago                               $    (14,750)

Disposition                       6/97           1 FM        Chicago                               $    (75,000)

Acquisition                       7/97        4 FM/2 AM      New York, Washington, D.C.            $    612,388

Disposition                       7/97           1 FM        Washington, D.C                       $    (68,000)

Disposition                       7/97           1 FM        San Francisco                         $    (44,000)

Disposition                       7/97           1 FM        Chicago                               $    (80,000)

Disposition                       8/97           3 AM        San Francisco, Washington, D.C.       $    (18,000)

Disposition                       8/97           1 AM        Chicago                               $     (7,500)

Chancellor Merger                 9/97       36 FM/16 AM     Los Angeles, New York, Chicago,       $  1,998,383
                                                             San Francisco, Washington, D.C.,
                                                             Atlanta, Denver, Minneapolis/St.
                                                             Paul, Phoenix, Cincinnati,
                                                             Pittsburgh, Sacramento, Orlando,
                                                             Nassau/Suffolk (Long Island),
                                                             Jacksonville, Riverside/San
                                                             Bernardino

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net revenues for the three months ended September 30, 1997 increased 84.1% to $145.0 million compared to $78.8 million for the third quarter of 1996. Station operating expenses excluding depreciation and amortization for the three months ended September 30, 1997 increased 59.4% to $73.6 million compared to $46.1 million for the three months ended September 30, 1996. Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the three months ended September 30, 1997 increased 119.0% to $71.5 million compared to $32.6 million for the third quarter of 1996.

    The increase in net revenues, station operating expenses, and broadcast cash flow for the three months ended September 30, 1997 was primarily attributable to the impact of the various station acquisitions, dispositions, and time brokerage agreements, in addition to the overall net operational improvements realized by the Company's radio stations.

    Depreciation and amortization for the three months ended September 30, 1997 increased 138.8% to $50.5 million compared to $21.1 million for the third quarter of 1996. The increase represents additional depreciation and amortization due to the impact of recent acquisitions.

    Corporate general and administrative expenses for the three months ended September 30, 1997 increased 178.8% to $6.0 million compared to $2.2 million for the third quarter of 1996. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

    As a result of the above factors, the Company realized $15.0 million of operating income for the three months ended September 30, 1997 compared to $9.4 million of operating income for the third quarter of 1996.

    Interest expense for the three months ended September 30, 1997 increased 119.2% to $22.3 million compared to $10.2 million for the same period in 1996. The net increase in interest expense is due to additional bank borrowings to finance the acquisitions discussed above offset by repayment of borrowings under the Senior Credit Facility from the net proceeds of the dispositions (discussed above), the 1996 Offering and the offering in June 1997 of 5,990,000 shares of $3.00 Convertible Preferred Stock (the "$3.00 Convertible Preferred Stock Offering").

    The Company recorded a gain on disposition of assets of $5.1 million for the three months ended September 30, 1997 related to the dispositions of WEJM-AM in Chicago ($3.4 million) and the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco ($1.7 million).

    The income tax expense for the three months ended September 30, 1997 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

    Dividends on preferred stock of CMCLA were $2.8 million for the three months ended September 30, 1997, representing dividends on CMCLA's 12% Exchangeable Preferred Stock and CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock, each issued in September 1997 as part of the Chancellor Merger.

    Dividends paid on Chancellor Media's preferred stock were $5.0 million for the three months ended September 30, 1997 compared to $1.2 million for the same period in 1996. The increase in dividends is due to dividends on Chancellor Media's $3.00 Convertible Preferred Stock issued in June 1997 and dividends on Chancellor Media's 7% Convertible Preferred Stock issued in September 1997 as part of the Chancellor Merger, offset by the conversion of a total of 1,608,297 shares of Evergreen's formerly outstanding convertible exchangeable preferred stock into a total of 5,025,916 shares of Evergreen's Class A Common Stock and the redemption by Evergreen of the remaining 1,703 shares of formerly outstanding convertible exchangeable preferred stock during 1996.

    The net loss attributable to common stockholders for the three months ended September 30, 1997 was $11.0 million compared to a net loss of $2.0 million for the third quarter of 1996. The net loss increase is primarily due to an increase in noncash depreciation and amortization expenses related to the Viacom Acquisition consummated on July 2, 1997 and the Chancellor Merger completed on September 5, 1997.

    The loss per common share for the three months ended September 30, 1997 was $0.23 compared to a $0.07 loss per common share for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
    1996

    Net revenues for the nine months ended September 30, 1997 increased 62.5% to $333.3 million compared to $205.1 for the nine months ended September 30, 1996. Station operating expenses excluding depreciation and amortization for the nine months ended September 30, 1997 increased 46.1% to $184.7 million compared to $126.4 million for the nine months ended September 30, 1996. Station operating income excluding depreciation and amortization and corporate, general and administrative expense (broadcast cash flow) for the nine months ended September 30, 1997 increased 88.8% to $148.6 million compared to $78.7 million for the nine months ended September 30, 1996.

    The increase in net revenues, station operating expenses, and broadcast cash flow for the nine months ended September 30, 1997 was primarily attributable to the impact of the various station acquisitions, dispositions, and time brokerage agreements, in addition to the overall net operational improvements realized by the Company's radio stations.

    Depreciation and amortization for the nine months ended September 30, 1997 increased 60.2% to $104.4 million compared to $65.1 million for the same period in 1996. The increase represents additional depreciation and amortization due to the impact of recent acquisitions, offset by decreases due to certain intangibles which became fully amortized in 1996.

    Corporate general and administrative expenses for the nine months ended September 30, 1997 increased 117.8% to $11.6 million compared to $5.3 million for the same period in 1996. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

    As a result of the above factors, the Company realized $32.5 million of operating income for the nine months ended September 30, 1997 compared to operating income of $8.2 million for the same period in 1996.

    Interest expense for the nine months ended September 30, 1997 increased 54.2% to $45.0 million compared to $29.2 million for the same period in 1996. The net increase in interest expense is due to additional bank borrowings to finance the acquisitions discussed above offset by repayment of borrowings under the Senior Credit Facility from the net proceeds of the dispositions (discussed above), the 1996 Offering and the Convertible Preferred Stock Offering.

    The Company recorded a gain on disposition of assets of $18.4 million for the nine months ended September 30, 1997 related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), WEJM-FM in Chicago ($9.3 million), WEJM-AM in Chicago ($3.4 million) and the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco ($1.7 million).

    The income tax expense for the nine months ended September 30, 1997 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

    The Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) for the nine months ended September 30, 1997, consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997.

    Dividends on preferred stock of CMCLA were $2.8 million for the nine months ended September 30, 1997, representing dividends on CMCLA's 12% Exchangeable Preferred Stock and CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock issued in September 1997 as part of the Chancellor Merger.

    Dividends paid on Chancellor Media's preferred stock were $5.7 million for the nine months ended September 30, 1997 compared to $3.6 million for the same period in 1996. The increase in dividends is due to dividends on Chancellor Media's $3.00 Convertible Preferred Stock issued in June 1997 and dividends on Chancellor Media's 7% Convertible Preferred Stock issued in September 1997 as part of the Chancellor Merger, offset by the conversion of a total of 1,608,297 shares of Evergreen's formerly outstanding convertible exchangeable preferred stock into a total of 5,025,916 shares of Evergreen's Class A Common Stock and the redemption by Evergreen of the remaining 1,703 shares of formerly outstanding convertible exchangeable preferred stock during 1996.

    The net loss attributable to common stockholders for the nine months ended September 30, 1997 was $12.2 million compared to a $20.9 million net loss for the same period in 1996. The decrease in the net loss is primarily due to a $18.4 million gain on the disposition of assets offset by a $4.4 million extraordinary charge related to the write-off of bank loan fees recorded in the second quarter of 1997.

    The loss per common share for the nine months ended September 30, 1997 was $0.28 compared to a $0.74 loss per common share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. The Company historically has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of its acquisition strategy.

    The total cash financing required to consummate the Gannett Acquisition, the Denver Acquisition, the SFX Exchange and the Bonneville Option is expected to be approximately $437.0 million (excluding a possible upward adjustment of $10.0 million for the Gannett Acquisition). Of this amount, approximately $4.7 million has already been advanced by the Company in the form of escrow deposits or other upfront payments. Accordingly, the Company will require at least $432.3 million in additional financing to consummate the Gannett Acquisition, the Denver Acquisition, the SFX Exchange and the Bonneville Option. The Company anticipates that it will obtain this additional financing through borrowings under the Senior Credit Facility. The Company from time to time may explore other financing alternatives to supplement the financing available under the Senior Credit Facility, including the public or private issuance of debt, common equity or preferred equity securities.

    In addition to debt service requirements under the Senior Credit Facility, the Company is required to pay interest on the 9 3/8% Notes, the 8 3/4% Notes and the 10 1/2% Notes. The 12 1/4% Preferred Stock and the 12% Preferred Stock of CMCLA do not require the payment of cash dividends through February 14, 2001 and January 14, 2002, respectively, although CMCLA may incur accretion or issue additional shares of such preferred stock, respectively, in lieu of cash dividends until such times. Cash dividend requirements of Chancellor Media on its $3.00 Convertible Preferred Stock and the 7% Convertible Preferred Stock are $25.7 million per year. Because Chancellor Media is a holding company with no significant assets other than the common stock of CMHC, Chancellor Media will rely solely on dividends from CMHC, which in turn is expected to distribute dividends paid to it by CMCLA and KMG to Chancellor Media, to permit Chancellor Media to pay cash dividends on the $3.00 Convertible Preferred Stock and the 7% Convertible Preferred Stock. The Senior Credit Facility, the indentures governing the 9 3/8% Notes, the 8 3/4% Notes and the 10 1/2% Notes and the certificates of designation for the 12% Preferred Stock and the 12 1/4% Preferred Stock limit, but do not prohibit, CMCLA from paying such dividends to CMHC.


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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 is applicable to all entities and requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods ending after December 15, 1997. Management does not anticipate that SFAS No. 130 will have any effect on the Company's consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statement periods ending after December 15, 1997. Management does not anticipate that SFAS No. 131 will have any effect on the Company's consolidated financial statements.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS

    KPMG Peat Marwick, LLP ("Peat Marwick") has previously served as the auditors for Chancellor Media, CMCLA and their respective subsidiaries and has previously advised Chancellor Media, CMCLA and their respective subsidiaries on federal, state and local tax matters. After an evaluation by management of services provided by other independent accounting firms, Chancellor Media and CMCLA dismissed Peat Marwick as their independent accountants on September 23, 1997, and engaged Coopers & Lybrand L.L.P. ("Coopers") as the new independent accountants for Chancellor Media, CMCLA and their respective subsidiaries as of such date. The decision to dismiss Peat Marwick was approved by the Board of Directors of Chancellor Media and CMCLA.

    Peat Marwick's reports on the financial statements of Chancellor Media, CMCLA and their respective subsidiaries for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years of Chancellor Media, CMCLA and their respective subsidiaries and the subsequent interim period preceding the dismissal, there were no disagreements with Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Peat Marwick, would have caused Peat Marwick to make reference to the subject matter of the disagreements in connection with its report. In addition, during the two most recent fiscal years of Chancellor Media, CMCLA and their respective subsidiaries and the subsequent interim period preceding the dismissal, there were no events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

    During the two most recent fiscal years of Chancellor Media, CMCLA and their respective subsidiaries and the subsequent interim period preceding the dismissal of Peat Marwick, Chancellor Media, CMCLA and their respective subsidiaries did not consult with Coopers regarding (i) the application of accounting principles to a specified transaction (either completed or proposed),
(ii) the type of audit opinion that might be rendered on the financial statements of Chancellor Media, CMCLA and their respective subsidiaries or (iii) any matter that was the subject of a "disagreement" or a "reportable event" (as each term is defined in Item 304(a)(2)(ii) of Regulation S-K). However, Coopers previously served as the independent accountants for Chancellor. In connection with the Chancellor Merger, Chancellor Media and CMCLA discussed with Coopers various financial statement issues related to its historical association with Chancellor, and also discussed the various filings submitted by Chancellor Media, CMCLA, Chancellor and CRBC to the Commission in respect of the Chancellor Merger, which filings included or incorporated by reference the financial statements of Chancellor Media, CMCLA, Chancellor and CRBC.

    Chancellor Media and CMCLA previously provided Peat Marwick with a copy of the disclosures they made with respect to the change in accountants in connection with the Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA. Peat Marwick furnished Chancellor Media and CMCLA with a letter addressed to the Commission stating that it agreed with the statements made by Chancellor Media and CMCLA in such Current Report, except that it was not in a position to agree or disagree with the stated reasons for changing principal auditors, or with the statement that the change was approved by the board of directors, or with the statements made in the third paragraph of Item 4 of the Current Report on Form 8-K. A copy of Peat Marwick's letter is attached as Exhibit 16.1 of this Current Report on Form 10-Q.


                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

    In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiff's motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Plaintiffs moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Plaintiffs seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Plaintiffs' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Plaintiffs' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. On April 25, 1997, the Company filed a notice of appeal of the denial of the motion for summary judgment. The Company believes that it acted within its rights in terminating the agreement. On September 11, 1997, a five-judge panel on the N.Y. State Supreme Court Appellate Division heard oral arguments on this matter. In October 1997, that court granted a portion of the appeal seeking to strike certain damages sought, but otherwise affirmed the denial of the motion for summary judgment and sent the case back to the trial court for trial. The Company believes that it acted within its rights in terminating the agreement.

    The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2.  - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 5, 1997, in connection with the completion of the Chancellor Merger, Chancellor Media issued 2,200,000 shares of its $50 liquidation preference 7% Convertible Preferred Stock in exchange for an identical number of shares of Chancellor's 7% Convertible Preferred Stock. In addition, on such date, CMCLA (i) issued 2,117,629 shares of its $100 liquidation preference 12% Exchangeable Preferred Stock in exchange for an identical number of shares of CRBC's 12% Exchangeable Preferred Stock, (ii) issued 1,000,000 shares of its $119.444944 liquidation preference 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for an identical number of shares of CRBC's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock, (iii) assumed CRBC's obligations under its $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 and (iv) assumed CRBC's obligations under its $200.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007.

    The general effect of the issuances and assumptions of these securities was to qualify the rights of holders of Chancellor Media's Common Stock as to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding-up of Chancellor Media or its subsidiaries. Among other things, holders of 7% Convertible Preferred Stock have priority over holders of Chancellor Media's Common Stock as to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding-up of the affairs of Chancellor Media. Additionally, Chancellor Media is a holding company, and its assets consist primarily of its investments in its subsidiaries. Consequently, Chancellor Media relies upon distributions and other funds from CMCLA, as its principal operating subsidiary, as well as from its other subsidiaries, to meet its obligations. Holders of 9 3/8% Notes, 8 3/4% Notes, 12 1/4% Preferred Stock and 12% Preferred Stock have priority over Chancellor Media, as the holder, indirectly, of all of CMCLA's common stock, as to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding-up of CMCLA. Accordingly, holders of such securities may be deemed to effectively have priority over holders of Chancellor Media's Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Chancellor Media (which at the time, was still named Evergreen Media Corporation) held its Annual Meeting of Stockholders on September 3, 1997, in Irving, Texas. At the Annual Meeting, the following actions of the stockholders of Chancellor Media were taken:

     (i) The stockholders of the Company voted to approve the Chancellor Merger and the transactions contemplated thereby, including without limitation
         (1) the issuance of 0.9091 shares of Chancellor Media Common Stock to Chancellor Broadcasting Company stockholders for each share of Chancellor Broadcasting Company Class A and Class B Common Stock outstanding immediately prior to the completion of the Chancellor Merger, (2) the assumption by Chancellor Media of outstanding options to purchase shares of Chancellor Broadcasting Company Class A Common Stock held by officers, directors, employees and consultants of Chancellor Broadcasting Company and (3) the amendment and restatement of Chancellor Media's Certificate of Incorporation in the form attached to the Chancellor Merger Agreement, as follows:


                            FOR             AGAINST     ABSTENTIONS    BROKER NON-VOTES
Class B Common Stock     31,140,650         0              0               0
All Common Stock         64,525,413         31,317         16,522          1,291,765

     (ii)The stockholders of Chancellor Media voted to reelect the eight directors of Chancellor Media as follows:


                                                          VOTES
                                             ------------------------------
DIRECTORS                                        FOR                WITHHELD
---------                                    ----------             -------
Scott K. Ginsburg                            65,497,539             367,478
James E. de Castro                           65,497,671             367,346
Matthew E. Devine                            65,496,939             368,078
Joseph M. Sitrick                            65,587,739             277,278
Perry J. Lewis                               65,498,449             366,568
Thomas J. Hodson                             65,588,489             276,528
Eric L. Bernthal                             65,497,889             367,128
Kenneth J. O'Keefe                           65,497,739             277,278

     provided, that in connection with the transactions contemplated by the Chancellor Merger, Messrs. Devine, Sitrick, O'Keefe and Bernthal agreed to resign from the Board of Directors of Chancellor Media upon consummation of the Chancellor Merger. On September 5, 1997, in connection with the completion of the Chancellor Merger, Messrs. Devine, Sitrick, O'Keefe and Bernthal resigned from the Board of Directors of Chancellor Media, and the remaining members of the Board of Directors of Chancellor Media fixed the size of the Board at ten and elected Thomas O. Hicks, Steven Dinetz, Jeffrey A. Marcus, John H. Massey, Lawrence D. Stuart, Jr. and Eric C. Neuman to fill vacancies on the Board of Directors of Chancellor Media. Additionally, in connection with the completion of the Chancellor Merger, the Board of Directors was classified into three classes, as follows:

     Class I:

     Perry J. Lewis
     Eric C. Neuman

     Class II:

     James E. de Castro
     Lawrence D. Stuart, Jr.
     Steven Dinetz
     Jeffrey A. Marcus

     Class III:

     Thomas O. Hicks
     Scott K. Ginsburg
     John H. Massey
     Thomas J. Hodson

     Each Class I director, Class II director and Class III director of Chancellor Media will hold office until the 1998, 1999 and 2000 annual stockholder meetings, respectively, and in all cases, until his or her respective successor is duly elected of appointed and qualified.

(b) On July 31, 1997, Chancellor Media, as the sole stockholder of CMCLA at that time, via unanimous written consent approved the Chancellor Merger Agreement and the transactions contemplated thereby.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
     -----------                                   ----------------------
            (f)2.9      Plan of Reorganization and Merger by and between Evergreen Media Corporation and Broadcasting Partners,
                        Inc., dated on January 31, 1995, as amended, including the Form of Registration Rights Agreement among
                        MLGA Fund I, L.P., MLGA Fund II, L.P. MLGA/BPI Partners I, L., P., MLGAL Partners, Limited Partnership and
                        Evergreen Media Corporation (see table of contents for a list of omitted schedules).

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

            (i)2.11B    Amendment to Plan and Agreement of Merger by and among Pyramid Communications Inc., Evergreen Media
                        Corporation and Evergreen Media/Pyramid Corporation dated January 11, 1996.

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

            (p)2.21     Asset Purchase Agreement dated July 15, 1996 by and among Century Chicago Broadcasting L.P., an Illinois limited partnership, Century Broadcasting Corporation, a Delaware Corporation, Evergreen Media Corporation
                        of Los Angeles a Delaware Corporation.

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

            (q)2.25     Letter of intent dated August 27, 1996 between EZ Communications, Inc. Evergreen Media Corporation.

            (q)2.26     Asset Purchase Agreement dated September 19, 1996 between Beasley-FM Acquisition Corp. WDAS License
                        Limited Partnership and Evergreen Media Corporation of Los Angeles.

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

            (y)2.41     Amended and Restated Agreement and Plan of Merger among Chancellor Broadcasting Company, Chancellor Radio
                        Broadcasting Company, Evergreen Media Corporation, Evergreen Media Corporation of Los Angeles and
                        Evergreen Mezzanine Holdings Corporation, dated as of February 19, 1997, as amended and restated on July
                        31, 1997.

            (gg)2.42    Option Agreement, by and among Evergreen Media Corporation, Chancellor Broadcasting Company, Bonneville
                        International Corporation and Bonneville Holding company, dated as of August 6, 1997.

            *3.1C       Amended and Restated Certificate of Incorporation of Chancellor Media.

            *3.2B       Amended and Restated Bylaws of Chancellor Media.

            (ff)3.3     Certificate of Incorporation of Evergreen Media Corporation of Los Angeles.

            (pp)3.3A    Amendment to Certificate of Incorporation of Evergreen Media Corporation of Los Angeles, filed September
                        5, 1997

            (ff)3.4     Bylaws of Chancellor Media Corporation of Los Angeles.

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

            (z)4.11     First Amendment to Second Amended and Restated Loan Agreement, dated June 26, 1997, among Evergreen Media
                        Corporation of Los Angeles, the Lenders, the Agents and the administrative Agent.

            (y)4.12     Specimen Common Stock Certificate of Chancellor Media.

            (y)4.13     Specimen 7% Convertible Preferred Stock Certificate of Chancellor Media.

            (y)4.14     Form of Certificate of Designation for 7% Convertible Preferred Stock of Chancellor Media.

            (aa)4.15    Indenture, dated as of February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of
                        CMCLA.

            (bb)4.16    First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated February 14,
                        1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

            (cc)4.17    Indenture, dated as of February 26, 1996, governing the 12 1/4% Subordinated Exchange Debentures due 2008
                        of CMCLA.

            (dd)4.18    Indenture, dated as of January 23, 1997, governing the 12% Subordinated Exchange Debentures due 2009 of
                        CMCLA.

            (ee)4.19    Indenture, dated as of June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due 2004 of CMCLA.

            (ff)4.21    Specimen 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock Certificate of CMCLA.

            (ff)4.22    Specimen 12% Exchangeable Preferred Stock Certificate of CMCLA.

            (ff)4.23    Form of Certificate of Designation for 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock of
                        CMCLA.

            (ff)4.24    Form of Certificate of Designation for 12% Exchangeable Preferred Stock of CMCLA.

            (pp)4.25    Second Amendment to Second Amended and Restated Loan Agreement, dated August 7, 1997, among Evergreen
                        Media Corporation of Los Angeles, the Lenders, the Agents and the Administrative Agent.

            (hh)4.26    Second Supplemental Indenture, dated as of April 15, 1997, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

            (pp)4.27    Third Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

            (pp)4.28    First Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due 2007 of CMCLA.

            (pp)4.29    First Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated February 26, 1997, governing the 12 1/4% Subordinated Exchange Debentures due 2008 of CMCLA.

            (pp)4.30    First Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated January 23, 1997, governing the 12% Subordinated Exchange Debentures due 2009 of CMCLA.

            (qq)4.31    Specimen $3.00 Convertible Exchangeable Preferred Stock Certificate of Chancellor Media.

            (qq)4.32    Certificate of Designation for $3.00 Convertible Exchangeable Preferred Stock of Chancellor Media.

            (qq)4.33    Convertible Subordinated Exchange Indenture (including form of 6% Convertible Subordinated Exchange
                        Debenture attached thereto), dated June 16, 1997, between Evergreen Media Corporation and The Bank of
                        New York.

            (f)10.23    Evergreen Media Corporation Stock Option Plan for Non-employee Directors.

            **(n)10.26  Employment Agreement dated February 9, 1996 by and between Evergreen Media Corporation and Kenneth J.
                        O'Keefe.

            (o)10.28    1995 Stock Option Plan for executive officers and key employees of Evergreen Media Corporation.

            **(pp)10.30 First Amendment to Employment Agreement dated March 1, 1997 by and between Evergreen Media Corporation and
                        Kenneth J. O'Keefe.

            **(pp)10.31 Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation, Evergreen Media
                        Corporation of Los Angeles and Scott K. Ginsburg.

            **(pp)10.32 Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation, Evergreen Media
                        Corporation of Los Angeles and James de Castro.

            **(pp)10.33 Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation, Evergreen Media
                        Corporation of Los Angeles and Matthew E. Devine.

            **(pp)10.34 Second Amendment to Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation,
                        Evergreen Media Corporation of Los Angeles and Kenneth J. O'Keefe.

            **(ii)10.35 Employment Agreement dated February 14, 1996 by and among Chancellor Broadcasting Company, Chancellor
                        Radio Broadcasting Company and Steven Dinetz.

            (jj)10.36   Chancellor Broadcasting Company 1996 Stock Award Plan.

            (kk)10.37   Chancellor Holdings Corp. 1994 Director Stock Option Plan.

            (ll)10.38   Stock Option Grant Letter dated September 30, 1995 from Chancellor Corporation to Steven Dinetz.

            (mm)10.39   Stock Option Grant Letter dated September 30, 1995 from Chancellor Corporation to Eric W. Neumann.

            (nn)10.40   Stock Option Grant Letter dated September 30, 1995 from Chancellor Corporation to Marvin Dinetz.

            (oo)10.41   Stock Option Grant Letter dated February 14, 1997 from Chancellor Broadcasting Company to Carl M. Hirsch.

            (pp)16.1    Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission dated September 29, 1997.

            *27.1       Financial Data Schedule of Chancellor Media Corporation.

            *27.2       Financial Data Schedule of Chancellor Media Corporation of Los Angeles.

      *     Filed herewith.

      **    Management contract or compensatory arrangement.

      (a)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-1, as
            amended (Reg. No. 33-60036).

      (f)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-4, as
            amended (Reg. No. 33-89838).

      (g)   Incorporated by reference to Exhibit No. 4.8 to Evergreen's Registration Statement on Form S-4, as amended (Reg. No.
            33-89838).

      (h)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated July 14,
            1995.

      (i)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated January
            17, 1996.

      (j)   Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995.

      (k)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-1, as
            amended (Reg. No. 33-69752).

      (n)   Incorporated by reference to the identically numbered exhibit to Evergreen's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      (o)   Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1996.

      (p)   Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

      (q)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-3, as
            amended (Reg. No. 333-12453).

      (r)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated February
            16, 1997 and filed March 9, 1997.

      (s)   Incorporated by reference to the identically numbered exhibit to Evergreen's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      (t)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated April 1,
            1997 and filed May 9, 1997.

      (y)   Incorporated by reference to the identically numbered exhibit of Evergreen's Registration Statement on Form S-4 (Reg.
            No. 333-32677), filed August 1, 1997.

      (z)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on form 8-K dated July 7,
            1997 and filed July 31, 1997.

      (aa)  Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor and CRBC, as filed on
            February 29, 1996.

      (bb)  Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor, CRBC and Chancellor
            Broadcasting Licensee Company for the fiscal year ended December 31, 1995.

      (cc)  Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor and CRBC, as filed on
            February 29, 1996.

      (dd)  Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of CRBC, as filed on February 6, 1997.

      (ee)  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor and CRBC, as filed on July
            17, 1997.

      (ff)  Incorporated by reference to the identically-numbered exhibit to EMCLA's Registration Statement on Form S-4 (Reg. No.
            333-32259), dated July 29, 1997, as amended.

      (gg)  Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Evergreen and
            EMCLA for the quarterly period ending June 30, 1997.

      (hh)  Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor and CRBC for the quarterly period ending March 31, 1997.

      (ii)  Incorporated by reference to Exhibit 10.6 to Chancellor's Registration Statement on Form S-1 (Reg. No. 333-02782)
            filed February 9, 1996.

      (jj)  Incorporated by reference to Exhibit 4.22 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (kk)  Incorporated by reference to Exhibit 4.23 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (ll)  Incorporated by reference to Exhibit 4.24 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (mm)  Incorporated by reference to Exhibit 4.25 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (nn)  Incorporated by reference to Exhibit 4.26 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (oo)  Incorporated by reference to Exhibit 4.27 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (pp)  Incorporated by reference to the identically numbered exhibit to CMCLA's Registration Statement on Form S-4 (Reg. No.
            333-36451), dated September 26, 1997, as amended.

      (qq)  Incorporated by reference to the identically numbered exhibit to Chancellor Media's Registration Statement on Form S-3
            (Reg. No. 333-36855), dated October 1, 1997, as amended.


(b) Current Reports on Form 8-K

1. Current Report on Form 8-K, dated July 7, 1997 and filed July 31, 1997, of Evergreen, reporting certain events related to the Katz Acquisition and the consummation of certain transactions previously described.

2. Current Report on Form 8-K, dated September 5, 1997 and filed September 17, 1997, as amended on Form 8-K/A, of Chancellor Media and CMCLA, reporting the consummation of the Chancellor Merger and providing financial data related to the consummation of the Chancellor Merger.

3. Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA, reporting the change in certifying accountants.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Chancellor Media Corporation           Chancellor Media Corporation
                                         of Los Angeles


By: /s/ Matthew E. Devine              By: /s/ Matthew E. Devine
-----------------------------------    -----------------------------------
Matthew E. Devine                      Matthew E. Devine
Senior Vice-President and              Senior Vice-President and
Chief Financial Officer                Chief Financial Officer


Date: November 14, 1997

                                  EXHIBIT INDEX

     EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
     -----------                                   ----------------------
            (f)2.9      Plan of Reorganization and Merger by and between Evergreen Media Corporation and Broadcasting Partners,
                        Inc., dated on January 31, 1995, as amended, including the Form of Registration Rights Agreement among
                        MLGA Fund I, L.P., MLGA Fund II, L.P. MLGA/BPI Partners I, L., P., MLGAL Partners, Limited Partnership and
                        Evergreen Media Corporation (see table of contents for a list of omitted schedules).

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

            (i)2.11B    Amendment to Plan and Agreement of Merger by and among Pyramid Communications Inc., Evergreen Media
                        Corporation and Evergreen Media/Pyramid Corporation dated January 11, 1996.

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

            (p)2.21     Asset Purchase Agreement dated July 15, 1996 by and among Century Chicago Broadcasting L.P., an Illinois limited partnership, Century Broadcasting Corporation, a Delaware Corporation, Evergreen Media Corporation
                        of Los Angeles a Delaware Corporation.

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

            (q)2.25     Letter of intent dated August 27, 1996 between EZ Communications, Inc. Evergreen Media Corporation.

            (q)2.26     Asset Purchase Agreement dated September 19, 1996 between Beasley-FM Acquisition Corp. WDAS License
                        Limited Partnership and Evergreen Media Corporation of Los Angeles.

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

            (y)2.41     Amended and Restated Agreement and Plan of Merger among Chancellor Broadcasting Company, Chancellor Radio
                        Broadcasting Company, Evergreen Media Corporation, Evergreen Media Corporation of Los Angeles and
                        Evergreen Mezzanine Holdings Corporation, dated as of February 19, 1997, as amended and restated on July
                        31, 1997.

            (gg)2.42    Option Agreement, by and among Evergreen Media Corporation, Chancellor Broadcasting Company, Bonneville
                        International Corporation and Bonneville Holding company, dated as of August 6, 1997.

            *3.1C       Amended and Restated Certificate of Incorporation of Chancellor Media.

            *3.2B       Amended and Restated Bylaws of Chancellor Media.

            (ff)3.3     Certificate of Incorporation of Evergreen Media Corporation of Los Angeles.

            (pp)3.3A    Amendment to Certificate of Incorporation of Evergreen Media Corporation of Los Angeles, filed September
                        5, 1997

            (ff)3.4     Bylaws of Chancellor Media Corporation of Los Angeles.

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

            (z)4.11     First Amendment to Second Amended and Restated Loan Agreement, dated June 26, 1997, among Evergreen Media
                        Corporation of Los Angeles, the Lenders, the Agents and the administrative Agent.

            (y)4.12     Specimen Common Stock Certificate of Chancellor Media.

            (y)4.13     Specimen 7% Convertible Preferred Stock Certificate of Chancellor Media.

            (y)4.14     Form of Certificate of Designation for 7% Convertible Preferred Stock of Chancellor Media.

            (aa)4.15    Indenture, dated as of February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of
                        CMCLA.

            (bb)4.16    First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

            (cc)4.17    Indenture, dated as of February 26, 1996, governing the 12 1/4% Subordinated Exchange Debentures due 2008
                        of CMCLA.

            (dd)4.18    Indenture, dated as of January 23, 1997, governing the 12% Subordinated Exchange Debentures due 2009 of
                        CMCLA.

            (ee)4.19    Indenture, dated as of June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due 2004 of CMCLA.

            (ff)4.21    Specimen 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock Certificate of CMCLA.

            (ff)4.22    Specimen 12% Exchangeable Preferred Stock Certificate of CMCLA.

            (ff)4.23    Form of Certificate of Designation for 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock of
                        CMCLA.

            (ff)4.24    Form of Certificate of Designation for 12% Exchangeable Preferred Stock of CMCLA.

            (pp)4.25    Second Amendment to Second Amended and Restated Loan Agreement, dated August 7, 1997, among Evergreen
                        Media Corporation of Los Angeles, the Lenders, the Agents and the Administrative Agent.

            (hh)4.26    Second Supplemental Indenture, dated as of April 15, 1997, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

            (pp)4.27    Third Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

            (pp)4.28    First Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due 2007 of CMCLA.

            (pp)4.29    First Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated February 26, 1997, governing the 12 1/4% Subordinated Exchange Debentures due 2008 of CMCLA.

            (pp)4.30    First Supplemental Indenture, dated as of September 5, 1997, to the Indenture dated January 23, 1997, governing the 12% Subordinated Exchange Debentures due 2009 of CMCLA.

            (qq)4.31    Specimen $3.00 Convertible Exchangeable Preferred Stock Certificate of Chancellor Media.

            (qq)4.32    Certificate of Designation for $3.00 Convertible Exchangeable Preferred Stock of Chancellor Media.

            (qq)4.33    Convertible Subordinated Exchange Indenture (including form of 6% Convertible Subordinated Exchange
                        Debenture attached thereto), dated June 16, 1997, between Evergreen Media Corporation and The Bank of New
                        York.

            (f)10.23    Evergreen Media Corporation Stock Option Plan for Non-employee Directors.

            **(n)10.26  Employment Agreement dated February 9, 1996 by and between Evergreen Media Corporation and Kenneth J.
                        O'Keefe.

            (o)10.28    1995 Stock Option Plan for executive officers and key employees of Evergreen Media Corporation.

           **(pp)10.30  First Amendment to Employment Agreement dated March 1, 1997 by and between Evergreen Media Corporation and
                        Kenneth J. O'Keefe.

           **(pp)10.31  Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation, Evergreen Media
                        Corporation of Los Angeles and Scott K. Ginsburg.

           **(pp)10.32  Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation, Evergreen Media
                        Corporation of Los Angeles and James de Castro.

           **(pp)10.33  Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation, Evergreen Media
                        Corporation of Los Angeles and Matthew E. Devine.

           **(pp)10.34  Second Amendment to Employment Agreement dated September 4, 1997 by and among Evergreen Media Corporation,
                        Evergreen Media Corporation of Los Angeles and Kenneth J. O'Keefe.

           **(ii)10.35  Employment Agreement dated February 14, 1996 by and among Chancellor Broadcasting Company, Chancellor
                        Radio Broadcasting Company and Steven Dinetz.

            (jj)10.36   Chancellor Broadcasting Company 1996 Stock Award Plan.

            (kk)10.37   Chancellor Holdings Corp. 1994 Director Stock Option Plan.

            (ll)10.38   Stock Option Grant Letter dated September 30, 1995 from Chancellor Corporation to Steven Dinetz.

            (mm)10.39   Stock Option Grant Letter dated September 30, 1995 from Chancellor Corporation to Eric W. Neumann.

            (nn)10.40   Stock Option Grant Letter dated September 30, 1995 from Chancellor Corporation to Marvin Dinetz.

            (oo)10.41   Stock Option Grant Letter dated February 14, 1997 from Chancellor Broadcasting Company to Carl M. Hirsch.

            (pp)16.1    Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission dated September 29, 1997.

            *27.1       Financial Data Schedule of Chancellor Media Corporation.

            *27.2       Financial Data Schedule of Chancellor Media Corporation of Los Angeles.

      *     Filed herewith.

      **    Management contract or compensatory arrangement.

      (a)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-1, as
            amended (Reg. No. 33-60036).

      (f)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-4, as
            amended (Reg. No. 33-89838).

      (g)   Incorporated by reference to Exhibit No. 4.8 to Evergreen's Registration Statement on Form S-4, as amended (Reg. No.
            33-89838).

      (h)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated July 14,
            1995.

      (i)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated January
            17, 1996.

      (j)   Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995.

      (k)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-1, as
            amended (Reg. No. 33-69752).

      (n)   Incorporated by reference to the identically numbered exhibit to Evergreen's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      (o)   Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1996.

      (p)   Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

      (q)   Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-3, as
            amended (Reg. No. 333-12453).

      (r)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated February
            16, 1997 and filed March 9, 1997.

      (s)   Incorporated by reference to the identically numbered exhibit to Evergreen's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      (t)   Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated April 1,
            1997 and filed May 9, 1997.

      (y)   Incorporated by reference to the identically numbered exhibit of Evergreen's Registration Statement on Form S-4 (Reg.
            No. 333-32677), filed August 1, 1997.

      (aa)  Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on form 8-K dated July 7,
            1997 and filed July 31, 1997.

      (aa)  Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor and CRBC, as filed on
            February 29, 1996.

      (bb)  Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor, CRBC and Chancellor
            Broadcasting Licensee Company for the fiscal year ended December 31, 1995.

      (cc)  Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor and CRBC, as filed on
            February 29, 1996.

      (dd)  Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of CRBC, as filed on February 6, 1997.

      (ee)  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor and CRBC, as filed on July
            17, 1997.

      (ff)  Incorporated by reference to the identically-numbered exhibit to EMCLA's Registration Statement on Form S-4 (Reg. No.
            333-32259), dated July 29, 1997, as amended.

      (gg)  Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Evergreen and
            EMCLA for the quarterly period ending June 30, 1997.

      (hh)  Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor and CRBC for the quarterly period ending March 31, 1997.

      (ii)  Incorporated by reference to Exhibit 10.6 to Chancellor's Registration Statement on Form S-1 (Reg. No. 333-02782)
            filed February 9, 1996.

      (jj)  Incorporated by reference to Exhibit 4.22 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (kk)  Incorporated by reference to Exhibit 4.23 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (ll)  Incorporated by reference to Exhibit 4.24 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (mm)  Incorporated by reference to Exhibit 4.25 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (nn)  Incorporated by reference to Exhibit 4.26 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (oo)  Incorporated by reference to Exhibit 4.27 to Chancellor Media's Registration Statement on Form S-8 (Reg. No.
            333-35039), dated September 5, 1997.

      (pp)  Incorporated by reference to the identically numbered exhibit to CMCLA's Registration Statement on Form S-4 (Reg. No.
            333-36451), dated September 26, 1997, as amended.

      (qq)  Incorporated by reference to the identically numbered exhibit to Chancellor Media's Registration Statement on Form S-3
            (Reg. No. 333-36855), dated October 1, 1997, as amended.