Form 10-K
period 1997-12-31
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1998-03-30
CIK 894972, 1043102

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                       COMMISSION FILE NO. 333-32259
         COMMISSION FILE NO. 0-21570                    CHANCELLOR MEDIA CORPORATION
         CHANCELLOR MEDIA CORPORATION                          OF LOS ANGELES
          (Exact Name of Registrant                      (Exact Name of Registrant
         as Specified in its Charter)                   as Specified in its Charter)
                   DELAWARE                                       DELAWARE
       (State or other jurisdiction of                (State or other jurisdiction of
        incorporation or organization)                 incorporation or organization)
                  75-2247099                                     75-2451687
   (I.R.S. Employer Identification Number)        (I.R.S. Employer Identification Number)

        433 EAST LAS COLINAS BOULEVARD, SUITE 1130, IRVING, TEXAS 75039
          (Address of principal executive office, including zip code)

                                 (972) 869-9020
              (Registrants' telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.01
                                   par value

                             ---------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of Chancellor Media Corporation as of March 1, 1998, was approximately $4,436,141,785. Solely for purposes of the preceding calculation, outstanding shares of Common Stock held by executive officers and directors of Chancellor Media Corporation have been treated as held by affiliates of Chancellor Media Corporation. As of March 1, 1998, 120,145,483 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                               TABLE OF CONTENTS

PART I
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................   20
ITEM 3.   LEGAL PROCEEDINGS...........................................   20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   21
PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   22
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................   26
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..   31
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................   32
PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.........   33
ITEM 11.  EXECUTIVE COMPENSATION......................................   36
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   43
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   44
PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................   45
          SIGNATURES..................................................   54

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Chancellor Media Corporation (formerly known as Evergreen Media Corporation) ("Chancellor Media" and, together with Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles) ("CMCLA"), an indirect, wholly-owned subsidiary of Chancellor Media, and their respective subsidiaries, the "Company") is one of the largest radio broadcasting companies in the United States. Upon consummation of the Pending Transactions (as defined), the Company will own and operate 108 radio stations (79 FM and 29
AM) in 22 large markets, including each of the nation's 12 largest radio revenue markets. Based on the most recent industry data available to the Company, the Company's portfolio will include the first or second ranked station cluster in terms of revenue share in 14 markets.

     The Company's strategy is to secure leading clusters of radio stations in the largest markets in the United States. At March 1, 1998, the Company's station portfolio consisted of 97 stations (69 FM and 28 AM), including a total of 11 station clusters of four or five FM stations ("superduopolies") in seven of the nation's 12 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit -- and in four other large markets -- Denver, Minneapolis/St. Paul, Phoenix and Orlando. Consummation of the Pending Transactions will result in a net increase of ten FM stations and one AM station and will add the San Diego market to the Company's portfolio. In addition, consummation of the Pending Transactions will increase the number of superduopolies in the Company's station portfolio to 14, including two new superduopolies in the nation's 12 largest radio markets -- Dallas/Ft. Worth and Houston -- and one in another large market -- Pittsburgh. See "Recent Developments -- Pending Transactions." There can be no assurance that the Pending Transactions will be consummated.

     As a complement to its radio broadcasting operations, the Company has recently formed a national radio network, The AMFM Radio Networks, which began broadcasting advertising over the Company's portfolio of stations and stations owned by Capstar Broadcasting Corporation ("Capstar") in January 1998. Management believes that The AMFM Radio Networks will allow the Company to further leverage this broad station base, personalities and advertising inventory by delivering a national base of approximately 62 million listeners (including approximately 45 million listeners from the Company's portfolio of stations) to network advertisers.

     The Company's portfolio is geographically diversified and employs a wide variety of programming formats, including adult contemporary, contemporary hit radio, urban, jazz, country, oldies, news/talk, rock and sports. Each of the Company's stations targets a specific demographic audience within a market, with the majority of the stations appealing primarily to 18 to 34 or 25 to 54 year old men and/or women, the demographic groups most sought after by advertisers. Management believes that, because of the size and diversity of its station portfolio, the Company is not unduly reliant on the performance of any one station or market. Management also believes that the diversity of its portfolio of radio stations helps to insulate the Company from downturns in specific markets and changes in musical tastes.

     The following table sets forth certain information regarding the Company's portfolio and markets, assuming completion of the Pending Transactions:

                                             RANKING OF        STATIONS
                                             MARKET BY        ----------
                 MARKET                   RADIO REVENUE(1)    FM     AM     TOTAL
                 ------                   ----------------    ---    ---    -----
Los Angeles.............................          1            4      1        5
New York................................          2            5     --        5
Chicago.................................          3            5      2        7
San Francisco...........................          4            5      2        7
Dallas/Ft. Worth........................          5            5      1        6
Philadelphia............................          6            5      1        6
Washington, D.C. .......................          7            5      3        8
Houston.................................          8            5      3        8
Atlanta.................................          9            1     --        1
Boston..................................         10            2      1        3
Detroit.................................         11            5      2        7
Miami/Ft. Lauderdale....................         12            1      1        2
Denver..................................         14            5      1        6
Minneapolis/St. Paul....................         15            5      2        7
Phoenix.................................         16            4      2        6
San Diego...............................         17            2     --        2
Cincinnati..............................         19            2      2        4
Pittsburgh..............................         24            5      1        6
Orlando.................................         26            4     --        4
Sacramento..............................         28            2      2        4
Nassau/Suffolk (Long Island)............         45            1      1        2
Riverside/San Bernardino................         64            1      1        2
                                                              --     --      ---
          Total.........................                      79     29      108
                                                              ==     --      ---

---------------

(1) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets ranked by 1997 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1998 ed.).

     The Company also owns Katz Media Group, Inc. ("KMG" and, together with its operating subsidiaries, "Katz"), a full-service media representation firm serving multiple types of electronic media, with a leading market share in the representation of radio and television stations and cable television systems. Katz is exclusively retained by radio stations, television stations and cable television systems in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas, to sell national spot advertising air time. For additional information regarding Katz segment data, see note 15 to the Chancellor Media Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

COMPANY STRATEGY

     The Company's senior management team, led by Scott K. Ginsburg, James de Castro, Matthew E. Devine and Kenneth O'Keefe, has extensive experience in acquiring and operating large market radio station groups. The Company's business strategy is to assemble and operate radio station clusters in order to maximize broadcast cash flow generated in each market. This strategy relies on the following seven key elements.

     Create Large Market Superduopolies. The Company seeks to be the owner and operator of the leading superduopoly in the largest markets in the United States. Management believes that the large revenue base in these markets, in conjunction with operating synergies achievable through the operation of multiple stations, will enable it to appeal to a wider universe of national and local advertisers and to achieve a greater degree of profitability than that of operators and broadcasters in smaller markets. The Pending Transactions, if consummated, will complement the Company's existing stations in the Los Angeles, New York, Dallas, Houston, Washington, D.C. and Pittsburgh markets as well as allow the Company to expand into a new large market -- San Diego. The Company expects to continue to selectively pursue acquisition opportunities in the major markets in which it competes as well as in other markets, with particular emphasis on the nation's largest 25 markets.

     Maximize Superduopoly Revenue and Expense Synergies. The Company seeks to capitalize on the revenue growth and expense savings opportunities of superduopolies. Superduopolies have only been permissible since the passage of the Telecommunications Act of 1996 (the "1996 Act"). Management believes that substantial benefits can be derived from the successful integration of these station cluster groups. Management also believes that radio station clusters can attract increased revenues in a market by delivering larger combined audiences to advertisers and by engaging in joint marketing and promotional activities. In addition, management expects to continue to realize significant expense savings through the consolidation of facilities and through the economies of scale created in areas such as national representation commissions, employee benefits, insurance premiums and other operating costs.

     Establish Strong Listener Loyalty. Management believes that strong listener familiarity with a given radio station produces listener loyalty. Management seeks to establish this familiarity through a variety of programming and marketing techniques, including the development of high-profile on-air personalities and creative station-sponsored promotional events, all of which are designed to secure heightened listener awareness. The Company also conducts extensive market research to help identify programming format opportunities and attract new listeners, as has been the case with WKTU-FM in New York. After operating WKTU-FM for nine months under the call letters and country music format inherited from a prior operator, in February 1996 the Company began to operate WKTU-FM as a rhythmic contemporary hits station. According to Arbitron, WKTU-FM was ranked eleventh in its target demographic group as a country station, and was ranked first in several key demographic groups (including its target demographic group) in the first full ranking period after the station changed its format. The station has continued to rank among the top five stations in its target demographic group in subsequent periods. Management believes that institutionalizing its radio stations in their markets through programming, marketing and research ensures steady long-term audience share ratings.

     Maintain Strict Cost Controls. Management maintains a company-wide focus on cost controls in an effort to maximize broadcast cash flow margins. Management reviews station spending on a monthly basis. In addition, corporate level employees maintain weekly sales reporting systems designed to enable management to evaluate station performance on a current basis. The Company's focus on maximizing superduopoly revenues and maintaining cost controls is reflected by the fact that, during 1995, 1996 and 1997, the Company achieved historical broadcast cash flow margins of 40% or more. The Company also carefully monitors capital expenditures.

     Develop Experienced, Incentivized Management Team. The Company believes that management depth is critical to achieving superior operating performance in a portfolio as large as the Company's. The Company's senior management team of Scott K. Ginsburg, James de Castro, Matthew E. Devine and Kenneth O'Keefe collectively have an aggregate of more than 60 years of radio industry operating experience. This senior management team is supported by an experienced team of veteran group operators and station general managers. At the station level, the Company seeks to incentivize its individual radio station managers and sales forces to outperform revenue and broadcast cash flow budget expectations by granting quarterly and annual performance measurement-based bonuses. The Company believes that the incentives it offers to its employees, as well as its stature in the radio industry, will enable it to continue to be successful in recruiting top industry employees.

     Maximize After Tax Cash Flow. By emphasizing the revenue and expense synergies achievable through the assembly and operation of superduopolies and by carefully monitoring operating costs, the Company seeks to maximize broadcast cash flow and, ultimately, after tax cash flow (broadcast cash flow less corporate general and administrative expenses, debt service, tax payments and dividend requirements). This focus on after tax cash flow should facilitate reduction of leverage without undue dependence on capital markets and position the Company to pursue attractive acquisitions.

     Related Business Expansion. In addition to the foregoing, the Company seeks to further leverage its radio expertise by expanding into industries related to the operation of radio stations. In this regard, the Company formed a national radio network, The AMFM Radio Networks, in September 1997 and acquired Katz, a full-service media representation firm in October 1997. The Company is also exploring the acquisition of additional complementary media businesses, particularly businesses with significant after tax cash flow generating potential and with a large-market focus similar to the Company's.

RECENT DEVELOPMENTS

  The AMFM Radio Networks

     In September 1997, the Company announced the formation of a national radio network, The AMFM Radio Networks, and the appointment of David Kantor to the position of Senior Vice President with responsibility for all of the Company's radio network operations. Prior to joining the Company, Mr. Kantor served as President of ABC Radio Networks, the largest commercial radio network in the United States. The AMFM Radio Networks began broadcasting advertising over the Company's portfolio of stations and stations owned by Capstar in January 1998. Management believes that the network will allow the Company to further leverage this broad station base, personalities and advertising inventory by delivering a national base of approximately 62 million listeners (including approximately 45 million listeners from the Company's portfolio of stations) to network advertisers.

  Summary of Acquisitions and Dispositions Since January 1, 1997

     Since January 1, 1997, the Company has completed (i) the Chancellor Merger (as defined), which added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, for a net purchase price of approximately $2.0 billion,
(ii) the acquisition of 23 radio stations for a net purchase price of approximately $1.5 billion, (iii) the exchange of seven stations for five stations and $6.0 million in cash, (iv) the sale or other disposition of 10 radio stations for $269.3 million in cash and a promissory note for $18.0 million and (v) the acquisition of Katz, a full service media representation firm, for a net purchase price of approximately $379.1 million. In addition, the Company has entered into agreements to purchase an additional 13 radio stations in exchange for two stations and $656.5 million in cash and has agreed in a separate transaction to swap three of its stations and $60.0 million in cash in exchange for three other stations (collectively, the "Pending Transactions"). There can be no assurance that the Pending Transactions will be consummated.

  Transactions Completed Since January 1, 1997

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

     On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115.0 million in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50.0 million in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM and KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale.

     On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168.0 million in cash plus various other direct acquisition costs. The

Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

     On April 3, 1997, the Company exchanged WQRS-FM in Detroit (which the Company acquired on April 3, 1997 from Secret for $32.0 million in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. in return for WWRC-AM in Washington, D.C. and $9.5 million in cash. The net purchase price to the Company of WWRC-AM was therefore $22.5 million. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

     On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103.0 million in cash plus various other direct acquisition costs.

     On May 15, 1997, the Company exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia, and also sold the Company's sixth radio station in Charlotte, WNKS-FM, to EZ for $10.0 million in cash and recognized a gain of $3.5 million.

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

     On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612.4 million in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552.6 million; (ii) $53.8 million in escrow funds paid by the Company on February 19, 1997 and (iii) $6.1 million financed through working capital. In June 1997, the Company issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") for net proceeds of $287.8 million which were used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68.0 million in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sales.

     On July 7, 1997, the Company sold the Federal Communications Commission ("FCC") authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44.0 million in cash and recognized a gain of $1.7 million. Simultaneously therewith, Chancellor sold the call letters "KSAN-FM" (which Chancellor previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and Chancellor entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, and on July 7, 1997, Chancellor changed the call letters of KSAN-FM to KYLD-FM. Upon the consummation of the Chancellor Merger (as defined herein), the Company changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

     On July 14, 1997, the Company completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80.0 million which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, the Company applied the net proceeds from the disposition of WLUP-FM of $80.0 million in cash, plus an additional $3.5 million and various other direct acquisition costs, in a deferred exchange of WLUP-FM for

KZPS-FM and KDGE-FM in Dallas. The Company had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

     On July 21, 1997, the Company entered into a time brokerage agreement with Chancellor whereby the Company began managing certain limited functions of Chancellor's stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

     On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18.0 million in the form of a promissory note. The promissory note bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas was required to post a $1.0 million letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7.5 million in cash and recognized a gain of $3.3 million.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, Evergreen was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $2.0 billion which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949.0 million which included $549.0 million of borrowings outstanding under the CRBC senior credit facility, $200.0 million of CRBC's
9 3/8% Senior Subordinated Notes due 2004 and $200.0 million of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $215.6 million including accrued and unpaid dividends of $3.8 million, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $120.2 million including accrued and unpaid dividends of $0.8 million, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") in exchange for Chancellor's substantially identical securities with a fair value of $111.1 million including accrued and unpaid dividends of $1.1 million, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $35.0 million and (vii) estimated acquisition costs of $31.0 million.

     On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379.1 million (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149.6 million, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222.0 million which included $122.0 million of borrowings outstanding under the KMG senior credit facility and $100.0 million of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of KMG) and (iii) estimated acquisition costs of $7.5 million.

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140.0 million, KKBQ-FM/AM in Houston for $110.0 million and KHKS-FM in Dallas for $90.0 million, for an aggregate purchase price of $340.0 million in cash plus various other direct acquisition costs.

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to the Company) for $26.0 million in cash plus various other direct acquisition costs, of which $1.7 million was previously paid by Chancellor as escrow funds and are classified as other assets at December 31, 1997. The Company had previously been operating KXPK-FM under a time brokerage agreement since September 1, 1997.

  Pending Transactions

     The following transactions, other than the SFX Exchange (as defined), are referred to collectively as the "Pending Transactions."

     On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting, Inc. ("SFX") pursuant to which Chancellor agreed to exchange WAPE-FM and WFYV-FM in Jacksonville and $11.0 million in cash to SFX in return for WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Nassau/Suffolk (Long Island) (the "SFX Exchange"). The Company currently operates WBAB-FM, WBLI-FM, WHFM-FM and WGBB-FM pursuant to a time brokerage agreement effective July 1, 1996 and SFX currently operates WAPE-FM and WFYV-FM pursuant to a time brokerage agreement effective July 1, 1996. On November 6, 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") filed suit against the Company seeking to enjoin, under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), the Company's acquisition of the four Long Island properties from SFX. If the Company is unable to acquire the four Long Island properties, the SFX Exchange will not be consummated. Furthermore, under the terms of the Capstar Transaction (as defined below), upon consummation of Capstar's pending acquisition of SFX, the SFX Exchange would be terminated.

     On August 6, 1997, the Company paid $3.0 million to Bonneville for an option to exchange WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington and $57.0 million in cash for Bonneville's stations WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). The Bonneville Option was exercised on October 1, 1997, and definitive exchange documentation is presently being negotiated. The Company has entered into time brokerage agreements to operate KLDE-FM and KBIG-FM effective October 1, 1997 and WBIX-FM effective October 10, 1997 and has entered into time brokerage agreements to sell substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM effective October 1, 1997.

     On February 17, 1998, the Company entered into an agreement to acquire WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $72.0 million in cash (including $4.0 million paid by the Company in escrow), plus an amount equal to the value assigned to certain accounts receivable for the stations (the "Capitol Broadcasting Acquisition"). Consummation of the Capitol Broadcasting Acquisition is conditioned, among other things, on the consummation of the exchanges of the Company's Washington, D.C. stations that are subject to the Bonneville Option.

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637.5 million (the "Capstar Transaction"). The Capstar/SFX Stations are presently owned by SFX, and are expected to be acquired by Capstar as part of Capstar's pending acquisition of SFX (the "Capstar/SFX Acquisition"). The Capstar/SFX Stations would be acquired by the Company in a series of purchases and exchanges over a period of three years, and would be operated by the Company under time brokerage agreements immediately upon the consummation of the Capstar/SFX Acquisition until acquired by the Company. As part of the Capstar Transaction, the SFX Exchange would, upon consummation of the Capstar/SFX Acquisition, be terminated and the Company would exchange WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53.0 million) plus $90.3 million in cash for Capstar/SFX Station KODA-FM in Houston. The Company would pay approximately $494.3 million for the remaining ten Capstar/SFX stations. As part of the Capstar Transaction, the Company would, at the consummation of the Capstar/SFX Acquisition, provide a subordinated loan to Capstar in the principal amount of $250.0 million (the "Capstar Loan"). The Capstar Loan would bear interest at the rate of 12% per annum (subject to increase in certain circumstances), and would be secured by a senior pledge of common stock of Capstar's direct subsidiaries and SFX and a senior guarantee by one of Capstar's direct subsidiaries. A portion of the Capstar Loan would be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. The Company's obligation to provide the Capstar Loan is conditioned, among other things, on Capstar's receipt of at least $650.0 million in equity investments that are subordinate to the Capstar Loan between January 1, 1998 and the consummation of the Capstar/SFX Acquisition. Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse"), which is a substantial shareholder of the Company, controls Capstar, and certain directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. Except with respect to the SFX Exchange, which the Company expects will be terminated in connection with the Capstar Transaction, the Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

BROADCAST PROPERTIES

     The following table sets forth selected information with respect to the portfolio of radio stations that are owned by the Company as of March 1, 1998 or would be owned upon consummation of the Pending Transactions.

                              RANKING OF
                               STATION                                                                            STATION RANKING
                              MARKET BY                   AUDIENCE                                    TARGET         IN TARGET
         MARKET(1)            REVENUE(2)     STATION     SHARE(%)(3)        STATION FORMAT         DEMOGRAPHICS   DEMOGRAPHICS(4)
         ---------            ----------     -------     -----------        --------------         ------------   ---------------
Los Angeles, CA.............       1       KKBT-FM           4.5       Urban Contemporary          Women 18-34            2
                                           KYSR-FM           2.8       Hot Adult Contemporary       Persons              12
                                                                                                    25-54
                                           KLAC-AM           2.3       Adult Standards/Sports       Persons              21
                                                                                                    35-64
                                           KCMG-FM(5)        1.4       Adult Contemporary           Women 25-54          22
                                           KZLA-FM+          2.7       Country                      Persons              14
                                                                                                    25-54
                                           KBIG-FM*          2.7       Adult Contemporary           Persons              13
                                                                                                    25-54

New York, NY................       2       WLTW-FM           6.2       Soft Adult Contemporary     Persons                1
                                                                                                   25-54
                                           WKTU-FM           4.6       Rhythmic Contemporary        Persons               5
                                                                       Hits                         25-54
                                           WHTZ-FM           3.9       Contemporary Hit Radio       Persons               5
                                                                                                    18-34
                                           WAXQ-FM           1.4       Classic Rock                 Persons              17
                                                                                                    25-54
                                           WBIX-FM*(6)       1.5       Hot Adult Contemporary       Women 25-49          13

Chicago, IL.................       3       WGCI-FM           7.2       Urban Oldies                Persons                1
                                                                                                   25-54
                                           WNUA-FM           4.8       Contemporary Jazz            Persons               4
                                                                                                    25-54
                                           WLIT-FM           4.5       Soft Adult Contemporary      Persons               2
                                                                                                    25-54
                                           WVAZ-FM           4.3       Black Adult                  Women 25-54           3
                                           WRCX-FM           3.0       Mainstream Rock              Men 18-34             2
                                           WGCI-AM           1.7       Urban/R&B                    Persons              20
                                                                                                    18-34
                                           WMVP-AM           1.1       Personality/Sports           Men 25-54            22
San Francisco, CA...........       4       KYLD-FM           4.2       Contemporary Hits           Persons                1
                                                                                                   18-34
                                           KMEL-FM           3.4       Contemporary Hits            Persons               2
                                                                                                    18-34
                                           KKSF-FM           3.3       Contemporary Jazz            Persons               2
                                                                                                    25-54
                                           KABL-AM           3.2       Adult Standards              Persons              13
                                                                                                    35-64
                                           KISQ-FM           3.0       70's Oldies                  Persons               4
                                                                                                    25-54
                                           KIOI-FM           2.9       Adult Contemporary           Women 25-54           1
                                           KNEW-AM           1.4       Country/Sports               Persons              37
                                                                                                    25-54

                              RANKING OF
                               STATION                                                                            STATION RANKING
                              MARKET BY                   AUDIENCE                                    TARGET         IN TARGET
         MARKET(1)            REVENUE(2)     STATION     SHARE(%)(3)        STATION FORMAT         DEMOGRAPHICS   DEMOGRAPHICS(4)
         ---------            ----------     -------     -----------        --------------         ------------   ---------------
Dallas, TX..................       5       KHKS-FM           7.5       Contemporary Hits           Women 18-34            1
                                           KZPS-FM           3.9       Classic Rock                 Persons               4
                                                                                                    25-54
                                           KDGE-FM           2.7       Alternative Rock             Persons               6
                                                                                                    18-34
                                           KSKY-AM           N/M       Inspirational                N/M                 N/M
                                           KBFB-FM*          2.6       Adult Contemporary           Persons              14
                                                                                                    25-54
                                           KTXQ-FM*          2.4       Album Rock                   Persons              13
                                                                                                    18-49
Philadelphia, PA............       6       WDAS-FM           5.5       Urban Contemporary          Persons                2
                                                                                                   25-54
                                           WUSL-FM           4.7       Urban Contemporary           Women 18-34           4
                                           WJJZ-FM           4.2       Contemporary Jazz            Persons               7
                                                                                                    35-54
                                           WIOQ-FM           3.2       Contemporary Hit Radio/      Women 18-34           6
                                                                       Dance
                                           WYXR-FM           3.0       Adult Contemporary           Women 18-49           3
                                           WDAS-AM           1.2       Gospel                       N/M                 N/M
Washington, D.C.............       7       WMZQ-FM           5.1       Country                     Persons                3
                                                                                                   25-54
                                           WASH-FM           4.2       Adult Contemporary           Women 25-54           2
                                           WBIG-FM           4.1       Oldies                       Persons               6
                                                                                                    25-54
                                           WGAY-FM           3.7       Adult Contemporary           Persons               8
                                                                                                    35-64
                                           WTEM-AM           1.1       Sports/Talk                  Men 18-49            17
                                           WWRC-AM           0.9       News/Talk                    Persons              20
                                                                                                    35-64
                                           WGMS-FM+          4.0       Classical                    Persons               5
                                                                                                    35-64
                                           WTOP-AM+          2.9       News/Sports                  Men 25-54            13
                                           WWDC-FM*          4.0       Adult Rock                   Persons               4
                                                                                                    18-34
                                           WWDC-AM*          0.5       Nostalgia                    Persons 55+          11
Houston, TX.................       8       KKBQ-FM           4.5       Fresh Country               Persons                6
                                                                                                   25-54
                                           KLOL-FM           4.1       Album Rock                   Men 18-34             2
                                           KTRH-AM           3.9       News/Sports                  Men 25-54            17
                                           KBME-AM(7)        0.2       Popular Standards            Persons              34
                                                                                                    35-64
                                           KODA-FM*          7.1       Adult Contemporary           Persons               1
                                                                                                    25-54
                                           KLDE-FM*          4.5       Oldies                       Persons               4
                                                                                                    25-54
                                           KKRW-FM*          3.6       Classic Rock                 Persons               7
                                                                                                    25-54
                                           KQUE-AM*          1.8       Nostalgia                    Persons              19
                                                                                                    35-64
Atlanta, GA.................       9       WFOX-FM           4.2       Oldies                      Persons                7
                                                                                                   25-54
Boston, MA..................      10       WJMN-FM           6.2       Contemporary Hits           Women 18-24            1
                                           WXKS-FM           5.9       Contemporary Hits            Women 25-34           1
                                           WXKS-AM           2.5       Nostalgia                    Women 45-54          14
Detroit, MI.................      11       WJLB-FM           7.9       Urban Contemporary          Persons                1
                                                                                                   18-34
                                           WNIC-FM           7.4       Adult Contemporary           Women 25-54           1
                                           WKQI-FM           4.1       Adult Contemporary           Women 25-54           5
                                           WMXD-FM           3.9       Black Adult                  Persons               4
                                                                                                    25-54
                                           WWWW-FM           3.4       Country                      Women 25-54           9
                                           WDFN-AM           1.8       Sports/Talk                  Men 25-49             7
                                           WYUR-AM           N/M       Brokered(8)                  N/M                 N/M
Miami/Ft.
 Lauderdale, FL.............      12       WEDR-FM           4.9       Urban Contemporary          Persons                4
                                                                                                   25-54
                                           WVCG-AM           N/M       Brokered(9)                  N/M                 N/M
Denver, CO..................      14       KXKL-FM           4.7       Oldies                      Persons                7
                                                                                                   25-54
                                           KALC-FM           4.7       Hot Adult Contemporary       Persons               3
                                                                                                    18-34
                                           KIMN-FM           3.4       70's Oldies                  Persons              11
                                                                                                    25-54
                                           KXPK-FM           3.0       Alternative Rock             Persons              10
                                                                                                    18-49
                                           KVOD-FM           2.2       Classical                    Persons              19
                                                                                                    25-54
                                           KRRF-AM           0.4       Talk                         Men 25-54            21

                              RANKING OF
                               STATION                                                                            STATION RANKING
                              MARKET BY                   AUDIENCE                                    TARGET         IN TARGET
         MARKET(1)            REVENUE(2)     STATION     SHARE(%)(3)        STATION FORMAT         DEMOGRAPHICS   DEMOGRAPHICS(4)
         ---------            ----------     -------     -----------        --------------         ------------   ---------------
Minneapolis/St.
 Paul, MN...................      15       KEEY-FM           8.0       Country                     Persons                2
                                                                                                   25-54
                                           KDWB-FM           7.8       Contemporary Hit Radio       Persons               2
                                                                                                    18-34
                                           KQQL-FM           4.5       Oldies                       Persons               6
                                                                                                    25-54
                                           KTCZ-FM           4.0       Progressive Album Rock       Men 25-49             4
                                           WRQC-FM           3.8       Album Rock                   Men 18-34             2
                                           KFAN-AM           2.6       Sports                       Men 18-49             4
                                           KXBR-AM           0.5       Classic Country              Persons              16
                                                                                                    35-64
Phoenix, AZ.................      16       KOY-AM            5.3       Adult Standards             Persons               10
                                                                                                   35-64
                                           KMLE-FM           5.2       Country                      Persons               4
                                                                                                    25-54
                                           KOOL-FM           5.1       Oldies                       Persons               2
                                                                                                    25-54
                                           KYOT-FM           3.6       Contemporary Jazz            Persons               8
                                                                                                    25-54
                                           KZON-FM           3.0       Alternative Rock             Persons               3
                                                                                                    18-34
                                           KISO-AM           N/M       Urban Adult Contemporary     Persons             N/M
                                                                                                    25-54
San Diego, CA...............      17       KYXY-FM*          5.1       Adult Contemporary          Persons                3
                                                                                                   25-54
                                           KPLN-FM*          1.8       Classic Rock                 Persons              13
                                                                                                    25-54
Cincinnati, OH..............      19       WUBE-FM(10)       9.4       Country                     Persons                1
                                                                                                   25-54
                                           WYGY-FM(10)       4.0       Young Country                Men 18-34             8
                                           WBOB-AM           0.9       Sports/Talk                  Men 18-49            15
                                           WUBE-AM           N/M       Nostalgia                    Persons             N/M
                                                                                                    35-64
Pittsburgh, PA..............      24       WWSW-FM           5.1       Oldies                      Persons                3
                                                                                                   25-54
                                           WWSW-AM(11)       0.4       Oldies                       Persons              26
                                                                                                    25-54
                                           WDVE-FM*          9.2       Rock                         Persons               1
                                                                                                    25-54
                                           WXDX-FM*          5.0       Alternative Rock             Persons               2
                                                                                                    18-34
                                           WJJJ-FM*          3.5       Smooth Jazz                  Persons              10
                                                                                                    25-54
                                           WVTY-FM*          3.2       Adult Contemporary           Persons              11
                                                                                                    25-54
Orlando, FL.................      26       WJHM-FM           6.6       Urban Contemporary          Persons                3
                                                                                                   18-34
                                           WOCL-FM           6.4       Oldies                       Persons               7
                                                                                                    25-54
                                           WXXL-FM           6.1       Contemporary Hit Radio       Persons               2
                                                                                                    18-34
                                           WOMX-FM           5.0       Adult Contemporary           Persons               8
                                                                                                    25-54
Sacramento, CA..............      28       KFBK-AM           9.6       News/Talk                   Persons                2
                                                                                                   25-54
                                           KHYL-FM           4.2       Oldies                       Persons               5
                                                                                                    25-54
                                           KGBY-FM           4.0       Adult Contemporary           Women 25-54           2
                                           KSTE-AM           2.3       Talk                         Persons              15
                                                                                                    25-54
Jacksonville, FL............      44       WFYV-FM+          9.4       Album Oriented Rock         Men 25-54              1
                                           WAPE-FM+          7.7       Contemporary Hit Radio       Women 18-34           1
Nassau/Suffolk
 (Long Island) NY(12).......      45       WALK-FM           5.3       Adult Contemporary          Persons                2
                                                                                                   25-54
                                           WALK-AM           N/M       Adult Contemporary           Persons             N/M
                                                                                                    35-64
Riverside/San Bernardino,         64       KGGI-FM           7.0       Contemporary Hit Radio      Persons                1
 CA.........................                                                                       18-34
                                           KMRZ-AM           0.5       Oldies                       Men 25-54            44

---------------

N/M:  Not meaningful

  +   Indicates station to be disposed in a pending transaction.

  *   Indicates station to be acquired in a pending transaction.

 (1) Actual city of license may differ from metropolitan market served in certain cases.

 (2) Ranking of principal radio market served by the station among all U.S. radio broadcast markets by aggregate 1997 gross radio broadcasting revenue as reported by James H. Duncan, Duncan's Radio Market Guide (1998 ed.).

 (3) Information derived from The Arbitron Company, Fall 1997, Local Market Reports in the specified markets for listeners age 12+, Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.

 (4) Information derived from The Arbitron Company, Fall 1997, Local Market Reports in the specified markets for the Target Demographics specified for listening Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.

 (5) The format of KCMG-FM (formerly KIBB-FM) was changed from Rhythmic Adult Contemporary with a target demographic of Persons 25-54 to Adult Contemporary with a target demographic of Women 25-54 effective November 19, 1997. The station ranking in the target demographic for KCMG-FM for Fall 1997 is based on the new target demographic of Women 25-54.

(6) The format of WBIX-FM (formerly WNSR-FM) was changed from Modern Adult Contemporary with a target demographic of Women 25-44 to Hot Adult Contemporary with a target demographic of Women 25-49 effective January 21, 1998. The station ranking in the target demographic for WBIX-FM for Fall 1997 is based on the prior target demographic of Women 25-44.

(7) The format of KBME-AM (formerly KKBQ-AM) was changed from Country with a target demographic of Persons 25-54 to Popular Standards with a target demographic of Persons 35-64 effective January 15, 1998. The station ranking in the target demographic for KBME-AM for Fall 1997 is based on the prior target demographic of Persons 25-54.

 (8) The Company has historically brokered WYUR-AM to third parties.

 (9) The Company sells airtime on WVCG-AM to third parties for broadcast of specialty programming on a variety of topics.

(10) WUBE-FM and WYGY-FM are sold in combination.

(11) Programming provided to WWSW-AM via simulcast of programming broadcast on WWSW-FM.

(12) Nassau/Suffolk (Long Island) may be considered part of the greater New York market, although it is reported separately as a matter of convention.

ADVERTISING

     The primary source of the Company's radio revenues is the sale of broadcasting time for local, regional and national advertising. Approximately 69% of the Company's gross radio revenues was generated from the sale of local advertising in 1995 and 1996 and approximately 68% of the Company's gross radio revenues was generated from the sale of local advertising in 1997. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on (i) a station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times) and (ii) the supply of and demand for radio advertising time. Advertising rates generally are the highest during morning and evening drive-time hours.

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

     The Company's Katz media representation operations generate revenues primarily through contractual commissions realized through the sale of national spot advertising air time. National spot advertising air time is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz represents its media clients pursuant to media representation contracts. Media representation contracts typically have terms of up to ten years in initial length. In connection with the substantial consolidation that has occurred in the broadcast industry in recent years and the concomitant development of large client station groups, the frequency of representation contract "buyouts" has increased. These buyouts occur because station groups have tended to negotiate exclusive, long-term representation contracts with a single media representation firm covering all of the station group's stations, including stations acquired after the date of the initial representation contract. In the event that one of the station group's stations is sold to an owner represented by a different firm, representation contracts are frequently bought out by the successor representation firm. Katz generally amortizes the cost of acquiring new representation contracts associated with a buyout over the expected benefit period, and also generally amortizes the income associated with a sellout of an existing client's contract over the remaining life of the contract sold.

COMPETITION

     The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations is dependent, to a significant degree, upon its audience ratings and share of the overall advertising revenue within its market. The Company's radio stations compete for listeners and advertising revenues directly with other radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring on-air talent that appeals to a particular demographic group. By building a strong listener base comprised of a specific demographic group in each of its markets, the Company is able to attract advertisers who seek to reach those listeners. Other media, including broadcast television, cable television, newspapers, magazines, direct mail coupons and billboard advertising also compete with the Company's stations for advertising revenues. The Company also competes with other broadcasting operators for acquisition opportunities, and prices for radio stations in major markets have increased significantly in recent periods. To the extent that the rapid pace of consolidation in the radio broadcasting industry continues, certain competitors may emerge with larger portfolios of major market radio stations, greater ability to deliver large audiences to advertisers and more access to capital resources than does the Company. The audience ratings and market share for the Company are and will be subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of its stations located in that market. There can be no assurance that any one of the Company's stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, direct broadcast satellite ("DBS") systems and other digital audio broadcasting formats to local and national audiences. In addition, the FCC has auctioned spectrum for a new satellite-delivered Digital Audio Radio Service ("DARS"). These actions may result in the introduction of several new national or regional satellite radio services with sound quality equivalent to compact discs. Another possible competitor to traditional radio is In Band On Channel ("IBOC") digital radio. IBOC could provide multi-channel, multi-format digital radio services in the same band width currently occupied by traditional AM and FM radio services. The Company cannot predict at this time the effect, if any, that any such new technologies may have on the radio broadcasting industry.

     The success of the Company's Katz media representation operations depends on Katz' ability to maintain and acquire representation contracts with radio and television stations and cable systems, the inventory of time Katz represents and the experience of Katz' executive management and sales personnel. The media representation business is highly competitive, both in terms of competition to gain client stations and to sell air time to advertisers. Katz competes not only with other independent and network media representatives but also with direct national advertising. Katz also competes on behalf of its clients for advertising dollars with other media such as newspapers and magazines, outdoor advertising, transit advertising, direct response advertising, yellow page directories and point of sale advertising.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 4,300 full-time employees and 900 part-time employees. Certain employees at the Company's stations in New York, Los Angeles, Chicago, San Francisco,

Washington, D.C., Philadelphia, Detroit and Cincinnati (approximately 300 employees), are represented by unions. The Company believes that it has good relations with its employees and these unions.

     The Company employs several high-profile on-air personalities who have large, loyal audiences in their respective markets. The Company believes that its relationships with its on-air talent are valuable, and it generally enters into employment agreements with these individuals.

     During 1997, the Company entered into new employment agreements with Scott
K. Ginsburg (the Company's President and Chief Executive Officer), James E. de Castro (the Company's Chief Operating Officer), Matthew E. Devine (the Company's Senior Vice President and Chief Financial Officer), and amended its employment agreement with Kenneth J. O'Keefe (the Company's Executive Vice President -- Operations). See "Executive Compensation -- Employment Agreements" set forth in
Part III -- Item 11 herein.

FEDERAL REGULATION OF RADIO BROADCASTING INDUSTRY

     Introduction. The radio broadcasting industry is subject to extensive and changing regulation over, among other things, program content, technical operations and business and employment practices.

     The ownership, operation and sale of radio broadcast stations (including those licensed to the Company) are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (as amended by the 1996 Act, the "Communications Act"). The Communications Act prohibits the assignment or transfer of control of an FCC license without the prior consent of the FCC. In determining whether to grant requests for consent to such assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including: limitations on alien ownership and the common ownership of television broadcast, radio broadcast and daily newspaper properties, the "character" of the licensee (and proposed licensee) and those persons or entities that have "attributable" interests, and compliance with the Anti-Drug Abuse Act of 1988. Among other things, the FCC assigns frequency bands for radio broadcasting; determines the particular frequencies, locations and operating power of radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates equipment used by radio broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and has the power to impose penalties for violations of its rules and the Communications Act.

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

     The following table sets forth the date of acquisition by the Company of the radio stations actually owned by the Company as of March 1, 1998 or would be owned upon consummation of the Pending Transactions, the frequency of each such station, and the date of expiration of such station's main FCC broadcast license:

                                                               DATE OF               EXPIRATION DATE
          STATION                       MARKET(1)            ACQUISITION  FREQUENCY  OF FCC LICENSE
          -------                       ---------            -----------  ---------  ---------------
KKBT-FM.....................  Los Angeles, CA                   5/89      92.3 MHz        12/05
KYSR-FM.....................  Los Angeles, CA                   9/97      98.7 MHz        12/97*
KLAC-AM.....................  Los Angeles, CA                   9/97       570 kHz        12/05
KCMG-FM.....................  Los Angeles, CA                   9/97      100.3 MHz       12/05
KZLA-FM+....................  Los Angeles, CA                   9/97      93.9 MHz        12/05
KBIG-FMS....................  Los Angeles, CA                  Pending    104.3 MHz       12/05
WLTW-FM.....................  New York, NY                      7/97      106.7 MHz        6/98
WKTU-FM.....................  New York, NY                      5/95      103.5 MHz        6/98
WHTZ-FM.....................  New York, NY                      9/97      100.3 MHz        6/98
WAXQ-FM.....................  New York, NY                      7/97      104.3 MHz        6/98
WBIX-FMS....................  New York, NY                     Pending    105.1 MHz        6/98
WGCI-FM.....................  Chicago, IL                       12/97     107.5 MHz       12/03
WNUA-FM.....................  Chicago, IL                       1/96      95.5 MHz        12/03
WLIT-FM.....................  Chicago, IL                       9/97      93.9 MHz        12/03
WVAZ-FM.....................  Chicago, IL                       5/95      102.7 MHz       12/03
WRCX-FM.....................  Chicago, IL                       12/93     103.5 MHz       12/03
WGCI-AM.....................  Chicago, IL                       12/97     1390 kHz        12/03
WMVP-AM.....................  Chicago, IL                       5/84      1000 kHz        12/03
KYLD-FM.....................  San Francisco, CA                 9/97      94.9 MHz        12/97*
KMEL-FM.....................  San Francisco, CA                 11/92     106.1 MHz       12/05
KKSF-FM.....................  San Francisco, CA                 1/97      103.7 MHz       12/05
KABL-AM.....................  San Francisco, CA                 9/97       960 kHz        12/05
KISQ-FM.....................  San Francisco, CA                 9/97      98.1 MHz        12/97*
KIOI-FM.....................  San Francisco, CA                 4/94      101.3 MHz       12/97*
KNEW-AM.....................  San Francisco, CA                 9/97       910 kHz        12/05
KHKS-FM.....................  Dallas, TX                        12/97     106.1 MHz        8/05
KZPS-FM.....................  Dallas, TX                        10/97     92.5 MHz         8/05
KDGE-FM.....................  Dallas, TX                        10/97     94.5 MHz         8/05
KSKY-AM.....................  Dallas, TX                        5/95       660 kHz         8/05
KBFB-FMS....................  Dallas, TX                       Pending    97.9 MHz         8/05
KTXQ-FMS....................  Dallas, TX                       Pending    102.1 MHz        8/05
WDAS-FM.....................  Philadelphia, PA                  5/97      105.3 MHz        8/98
WUSL-FM.....................  Philadelphia, PA                  5/97      98.9 MHz         8/98
WJJZ-FM.....................  Philadelphia, PA                  1/96      106.1 MHz        8/98
WIOQ-FM.....................  Philadelphia, PA                  5/97      102.1 MHz        8/98
WYXR-FM.....................  Philadelphia, PA                  1/96      104.5 MHz        8/98
WDAS-AM.....................  Philadelphia, PA                  5/97      1480 kHz         8/98
WMZQ-FM.....................  Washington, D.C.                  7/97      98.7 MHz        10/03
WASH-FM.....................  Washington, D.C.                  11/92     97.1 MHz        10/03
WBIG-FM.....................  Washington, D.C.                  9/97      100.3 MHz       10/03
WGAY-FM.....................  Washington, D.C.                  11/96     99.5 MHz        10/03
WTEM-AM(2)..................  Washington, D.C.                               980
                                                                4/97       kHz(2)         10/03
WWRC-AM(2)..................  Washington, D.C.                               570
                                                                9/97       kHz(2)         10/03
WGMS-FM+....................  Washington, D.C.                  9/97      103.5 MHz       10/03
WTOP-AM+....................  Washington, D.C.                  11/92     1500 kHz        10/03
WWDC-FMS....................  Washington, D.C.                 Pending    101.1 MHz       10/03
WWDC-AMS....................  Washington, D.C.                 Pending    1260 kHz        10/03

                                                               DATE OF               EXPIRATION DATE
          STATION                       MARKET(1)            ACQUISITION  FREQUENCY  OF FCC LICENSE
          -------                       ---------            -----------  ---------  ---------------
KKBQ-FM.....................  Houston, TX                       12/97     92.9 MHz         8/05
KLOL-FM.....................  Houston, TX                       6/93      101.1 MHz        8/97*
KTRH-AM.....................  Houston, TX                       6/93       740 kHz         8/05
KBME-AM.....................  Houston, TX                       12/97      790 kHz         8/05
KODA-FM**...................  Houston, TX                      Pending    99.1 MHz         8/05
KLDE-FM**...................  Houston, TX                      Pending    94.5 MHz         8/05
KKRW-FM**...................  Houston, TX                      Pending    93.7 MHz         8/05
KQUE-AM**...................  Houston, TX                      Pending    1290 kHz         8/97*
WFOX-FM.....................  Atlanta, GA                       9/97      97.1 MHz         4/03
WJMN-FM.....................  Boston, MA                        1/96      94.5 MHz         4/98
WXKS-FM.....................  Boston, MA                        1/96      107.9 MHz        4/98
WXKS-AM.....................  Boston, MA                        1/96      1430 kHz         4/98
WJLB-FM.....................  Detroit, MI                       4/97      97.9 MHz        10/03
WNIC-FM.....................  Detroit, MI                       5/95      100.3 MHz       10/03
WKQI-FM.....................  Detroit, MI                       5/95      95.5 MHz        10/03
WMXD-FM.....................  Detroit, MI                       4/97      92.3 MHz        10/03
WWWW-FM.....................  Detroit, MI                       1/97      106.7 MHz       10/03
WDFN-AM.....................  Detroit, MI                       1/97      1130 kHz        10/03
WYUR-AM.....................  Detroit, MI                       5/95      1310 kHz        10/03
WEDR-FM.....................  Miami/Ft. Lauderdale, FL          10/96     99.1 MHz         2/03
WVCG-AM.....................  Miami/Ft. Lauderdale, FL          7/83      1080 kHz         2/03
KXKL-FM.....................  Denver, CO                        9/97      105.1 MHz        4/05
KALC-FM.....................  Denver, CO                        9/97      105.9 MHz        4/05
KIMN-FM.....................  Denver, CO                        9/97      100.3 MHz        4/05
KXPK-FM.....................  Denver, CO                        1/98      96.5 MHz         4/05
KVOD-FM.....................  Denver, CO                        9/97      92.5 MHz         4/05
KRRF-AM.....................  Denver, CO                        9/97      1280 kHz         4/05
KEEY-FM.....................  Minneapolis/St. Paul, MN          9/97      102.1 MHz        4/05
KDWB-FM.....................  Minneapolis/St. Paul, MN          9/97      101.3 MHz        4/05
KQQL-FM.....................  Minneapolis/St. Paul, MN          9/97      107.9 MHz        4/05
KTCZ-FM.....................  Minneapolis/St. Paul, MN          9/97      97.1 MHz         4/05
WRQC-FM.....................  Minneapolis/St. Paul, MN          9/97      100.3 MHz        4/05
KFAN-AM.....................  Minneapolis/St. Paul, MN          9/97      1130 kHz         4/05
KXBR-AM.....................  Minneapolis/St. Paul, MN          9/97       690 kHz         4/05
KOY-AM......................  Phoenix, AZ                       9/97       550 kHz        10/05
KMLE-FM.....................  Phoenix, AZ                       9/97      107.9 MHz       10/05
KOOL-FM.....................  Phoenix, AZ                       9/97      94.5 MHz        10/05
KYOT-FM.....................  Phoenix, AZ                       9/97      95.5 MHz        10/05
KZON-FM.....................  Phoenix, AZ                       9/97      101.5 MHz       10/05
KISO-AM.....................  Phoenix, AZ                       9/97      1230 kHz        10/05
KYXY-FMS....................  San Diego, CA                    Pending    96.5 MHz        12/97*
KPLN-FMS....................  San Diego, CA                    Pending    103.7 MHz       12/97*
WUBE-FM.....................  Cincinnati, OH                    9/97      105.1 MHz       10/03
WYGY-FM.....................  Cincinnati, OH                    9/97      96.5 MHz        10/03
WBOB-AM.....................  Cincinnati, OH                    9/97      1160 kHz        10/03
WUBE-AM.....................  Cincinnati, OH                    9/97      1230 kHz        10/03

                                                               DATE OF               EXPIRATION DATE
          STATION                       MARKET(1)            ACQUISITION  FREQUENCY  OF FCC LICENSE
          -------                       ---------            -----------  ---------  ---------------
WWSW-FM.....................  Pittsburgh, PA                    9/97      94.5 MHz         8/98
WWSW-AM.....................  Pittsburgh, PA                    9/97       970 kHz         8/98
WDVE-FMS....................  Pittsburgh, PA                   Pending    102.5 MHz        8/98
WXDX-FMS....................  Pittsburgh, PA                   Pending    105.9 MHz        8/98
WJJJ-FMS....................  Pittsburgh, PA                   Pending    104.7 MHz        8/98
WVTY-FMS....................  Pittsburgh, PA                   Pending    96.1 MHz         8/98
WJHM-FM.....................  Orlando, FL                       9/97      101.9 MHz        2/03
WOCL-FM.....................  Orlando, FL                       9/97      105.9 MHz        2/03
WXXL-FM.....................  Orlando, FL                       9/97      106.7 MHz        2/03
WOMX-FM.....................  Orlando, FL                       9/97      105.1 MHz        2/03
KFBK-AM.....................  Sacramento, CA                    9/97      1530 kHz        12/05
KHYL-FM.....................  Sacramento, CA                    9/97      101.1 MHz       12/05
KGBY-FM.....................  Sacramento, CA                    9/97      92.5 MHz        12/05
KSTE-AM.....................  Sacramento, CA                    9/97       650 kHz        12/05
WFYV-FM+....................  Jacksonville, FL                  9/97      104.5 MHz        2/03
WAPE-FM+....................  Jacksonville, FL                  9/97      95.1 MHz         2/03
WALK-FM.....................  Nassau/Suffolk
                              (Long Island), NY                 9/97      97.5 MHz         6/98
WALK-AM.....................  Nassau/Suffolk
                              (Long Island), NY                 9/97      1370 kHz         6/98
KGGI-FM.....................  Riverside/San-Bernardino, CA      9/97      99.1 MHz        12/05
KMRZ-AM.....................  Riverside/San-Bernardino, CA      9/97      1290 kHz        12/05

---------------

 *   Indicates pending renewal application.

 +   Indicates station to be disposed in a pending transaction.

S    Indicates station to be acquired in a pending transaction.

(1) Actual city of license may differ from metropolitan market served in certain cases.

(2) On March 9, 1998, the Company exchanged the call signs and formats of WWRC-AM and WTEM-AM such that beginning on such date the call sign and format of WWRC-AM were used on the 570 kHz frequency and the call sign and format of WTEM-AM were used on the 980 kHz frequency.

     Ownership Matters. Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and that the FCC has made such an affirmative finding only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships. The Company, therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The respective Certificates of Incorporation of Chancellor Media and CMCLA prohibit alien ownership and control that are intended to facilitate compliance with the provisions of the Communications Act applicable to alien ownership. The Company believes that in light of current levels of alien ownership of the Company's capital stock, the foregoing restrictions are not likely to have a material impact on Chancellor Media or CMCLA.

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

     The 1996 Act eliminated national ownership caps on ownership of AM and FM radio stations. Prior to the 1996 Act, radio groups were limited to ownership of 20 FM stations and 20 AM stations on a national basis. Additionally, the 1996 Act increased local ownership limits. Prior to the 1996 Act, a single owner was limited to owning two FMs and two AMs in a single large radio market with common ownership of three stations, including two in the same service, permitted in smaller markets. After the 1996 Act, local ownership limits were increased as follows: in markets with 45 or more stations, ownership is limited to eight stations, no more than five of which can be in the same service; in markets with 30-44 stations, ownership is limited to seven stations, no more than four of which can be in the same service; in markets with 15-29 stations, ownership is limited to six stations, no more than four of which can be in the same service; and in markets with 14 or fewer stations, ownership is limited to no more than 50% of the market's total with no more than three stations in the same service.

     Because of these multiple ownership rules and the cross-interest policy described below, a purchaser of the Common Stock of Chancellor Media or CMCLA who acquires an attributable interest in the Company may violate the FCC's rules if it also has an "attributable" interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

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

     Hicks Muse, through its ownership of a majority of outstanding capital stock of Capstar, has an attributable interest in Capstar. In addition, three of the Company's directors -- Thomas O. Hicks, Lawrence D. Stuart, Jr. and Eric C. Neuman -- are directors and/or executive officers of Capstar and therefore have attributable interests in Capstar, and Messrs. Hicks, Stuart and Neuman are officers of Hicks Muse. Capstar presently owns or proposes to acquire over 300 radio stations in numerous markets (mainly mid-size and small) throughout the United States. Hicks Muse and Messrs. Hicks and Neuman also have attributable interests in Sunrise Television, Inc. ("Sunrise"), which owns or proposes to acquire six television stations in six markets, and in LIN Television Corporation ("LIN"), which owns or operates 11 television stations in eight markets. Under the FCC's rules, these broadcast interests are attributed to the Company. If any such radio broadcast interests overlap with the Company's directly-held radio broadcast interests in the Company's markets, such interests are combined with the Company's interests in such markets when determining compliance with the multiple ownership rules. In addition, under the FCC's one-to-a-market rules, a party may not have attributable interests in radio stations and a television station in the same market unless a waiver is granted by the FCC. Although none of the television stations owned or to be acquired through Sunrise and LIN overlap with any of the stations owned or to be acquired by the Company in any of its markets, there can be no assurance that, in the future, such overlaps will not occur. As a result of these attributable interests, the Company's future acquisition strategy may be adversely affected. There can be no assurance that these additional attributable interests will not have a material adverse effect on the Company's future acquisition strategy or on the business, financial condition and results of operations of the Company.

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

     Time Brokerage Agreements. Over the past three years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "Time Brokerage Agreements," or "TBAs" (certain types of these agreements also are known as "Local Marketing Agreements," or "LMAs"). These agreements may take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and other operations of its own station and compliance with the requirements of antitrust laws. One typical type of TBA is a programming agreement between two separately-owned radio stations that serve a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station (subject to ultimate editorial and other controls being exercised by the latter licensee), and sells advertising time during those program segments. The FCC staff has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. As of March 1, 1998, seven stations (including the four Long Island stations that are the subject of the SFX Exchange) are being operated by the Company under TBAs and three of the Company's stations are being operated by third parties under TBAs.

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

     The FCC has taken initial steps to authorize the use of a new technology, DARS, to deliver audio programming by satellite. See "-- Competition." The FCC is also considering various proposals for terrestrial DARS. DARS may provide a medium for the delivery of multiple new audio programming formats to local and national audiences. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     Federal Antitrust Laws. The United States Federal Trade Commission (the "FTC")and the Antitrust Division of the United States Department of Justice (the "DOJ"), evaluate transactions requiring a pre-acquisition filing under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act") to determine whether those transactions should be challenged under the federal antitrust laws. These agencies (particularly the DOJ) recently have been increasingly active in their review of radio station acquisitions where an operator proposes to acquire new stations in its existing markets.

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

     The DOJ has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the DOJ has also investigated transactions that do not meet or exceed these benchmarks, and has cleared transactions that do exceed these benchmarks. In this respect, the DOJ has filed suit under the HSR Act against Chancellor Media seeking to enjoin the acquisition by Chancellor Media of the four Long Island stations from SFX under the SFX Exchange. Although the Company does not believe that its acquisition strategy as a whole will be adversely affected in any material respect by antitrust review (including review under the HSR Act) or by additional divestitures that the Company may have to make as a result of antitrust review, there can be no assurance that this will be the case.

ITEM 2. PROPERTIES

     The Company's corporate headquarters is in Irving, Texas. The types of properties required to support each of the Company's existing or to be acquired radio stations include offices, studios, transmitter sites and antenna sites. A station's studio is generally housed with its office in a downtown or business district. A station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage.

     The studios and offices of the Company's stations and its corporate headquarters are located in leased or owned facilities. The terms of these leases typically expire in one to ten years. The Company either owns or leases its transmitter and antenna sites. These leases have expiration dates that range generally from one to eight years.

     The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

     Katz operates out of 69 sales offices in approximately 54 separate locations throughout the United States.

     No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3. LEGAL PROCEEDINGS

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Claimants' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted the Company's motion to dismiss Claimants' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Claimants' motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Claimants moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Claimants seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Claimants' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Claimants' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. On April 25, 1997, the Company filed a notice of appeal of the denial of the Company's motion for summary judgment. In October 1997, the N.Y. State Supreme Court, Appellate Division, granted a portion of the appeal seeking to strike certain damages sought, but otherwise affirmed the denial of the motion for summary judgment and sent the case back to the trial court for trial. The Company believes that it acted within its rights in terminating the agreement.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Except with respect to its sale in June 1997 of 5,990,000 shares of $3.00 Convertible Preferred Stock, the Company did not sell equity securities during 1997 other than pursuant to transactions that were registered under the Securities Act of 1933, as amended. For a discussion of the June 1997 sale of 5,990,000 shares of $3.00 Convertible Preferred Stock, see Note 9 to the Chancellor Media Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

     Shares of the Company's Common Stock, par value $.01 per share, have been quoted on The Nasdaq Stock Market under the symbol AMFM since the consummation of the Chancellor Merger on September 5, 1997. From the consummation of the initial public offering of the Company's Common Stock in May 1993 to September 4, 1997, shares of the Company's Class A Common Stock, par value $.01 per share, were quoted on The Nasdaq Stock Market under the symbol EVGM. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Common Stock on The Nasdaq Stock Market, as reported in published financial sources.

                           YEAR                             HIGH(1)    LOW(1)
                           ----                             -------    ------
1996:
  First Quarter...........................................  $12.25     $ 8.42
  Second Quarter..........................................   14.75      10.92
  Third Quarter...........................................   16.63      12.87
  Fourth Quarter..........................................   16.13      11.75
1997:
  First Quarter...........................................  $17.00     $11.88
  Second Quarter..........................................   22.31      14.31
  Third Quarter...........................................   27.50      20.63
  Fourth Quarter..........................................   37.31      25.81

---------------

(1) The closing sale prices have been adjusted retroactively for the two-for-one stock split of the Company's Common Stock, effected in the form of a stock dividend, paid on January 12, 1998 and for the three-for-two stock split of the Company's Common Stock, effected in the form of a stock dividend, paid on August 26, 1996.

     There is no established public trading market for the common stock of CMCLA. All of the issued and outstanding common stock of CMCLA is owned, directly or indirectly, by the Company. As of March 1, 1998, there were approximately 220 holders of record of the Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder). The Company was informed by the underwriters in its initial public offering that such underwriters expected that subsequent to such offering there would be a sufficient number of beneficial owners of the Company's Common Stock to comply with the minimum shareholder maintenance standards set by The Nasdaq Stock Market. The Company knows of no reason why this would not continue to be true as of the date hereof.

     The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the Senior Credit Facility, the indentures governing the Notes (as defined) and the certificates of designations governing the 12% Preferred Stock and the 12 1/4% Preferred Stock that limit the amount of cash dividends that may be paid on its Common Stock. The Company may pay cash dividends on its Common Stock in the future only if certain financial tests set forth in the Senior Credit Facility and these indentures and certificates are met and only if it fulfills its obligations to pay dividends to the holders of its preferred stock. In addition, no dividends may be paid on the Company's Common Stock if dividends are in arrears with respect to the Company's $3.00 Convertible Preferred Stock or 7% Convertible Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated historical financial data presented below have been derived from the annual audited consolidated financial statements of Chancellor Media and CMCLA for, and as of the end of, each of the years in the five-year period ended December 31, 1997. The consolidated historical financial results of Chancellor Media and CMCLA are not comparable from year to year because of the acquisition and disposition of various radio stations by Chancellor Media and CMCLA during the periods covered. This data should be read in conjunction with the consolidated financial statements of Chancellor Media and CMCLA and with the related notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in
Part II -- Item 7 herein.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                                                                               YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                1993         1994       1995        1996         1997
                                                              --------     --------   --------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
  Gross revenues............................................  $106,813     $125,478   $186,365   $  337,405   $  663,804
  Net revenues..............................................    93,504      109,516    162,931      293,850      582,078
  Station operating expenses excluding depreciation and
    amortization............................................    60,656       68,852     97,674      174,344      316,248
  Depreciation and amortization.............................    33,524       30,596     47,005       93,749      185,982
  Corporate general and administrative expense..............     2,378        2,672      4,475        7,797       21,442
  Other nonrecurring costs(1)...............................     7,002           --         --           --           --
                                                              --------     --------   --------   ----------   ----------
  Operating income (loss)...................................   (10,056)       7,396     13,777       17,960       58,406
  Interest expense..........................................    13,878       13,809     19,199       37,527       85,017
  Other (income) expense, net(2)............................    (3,185)      (6,452)       236         (477)     (19,919)
                                                              --------     --------   --------   ----------   ----------
  Income (loss) before income taxes and extraordinary
    item....................................................   (20,749)          39     (5,658)     (19,090)      (6,692)
  Income tax expense (benefit)..............................        --           --        192       (2,896)       7,802
  Dividends on preferred stock of subsidiary(3).............        --           --         --           --       12,901
                                                              --------     --------   --------   ----------   ----------
  Income (loss) before extraordinary item...................   (20,749)          39     (5,850)     (16,194)     (27,395)
  Extraordinary loss on early extinguishment of debt(4).....        --        3,585         --           --        4,350
                                                              --------     --------   --------   ----------   ----------
  Net loss..................................................   (20,749)      (3,546)    (5,850)     (16,194)     (31,745)
  Preferred stock dividends(5)..............................     4,756        4,830      4,830        3,820       12,165
  Accretion of redeemable preferred stock to mandatory
    redemption value, including $17,506 in 1993 relating to
    early redemption........................................    18,823(6)        --         --           --           --
                                                              --------     --------   --------   ----------   ----------
  Net loss attributable to common stockholders..............  $(44,328)    $ (8,376)  $(10,680)  $  (20,014)  $  (43,910)
                                                              ========     ========   ========   ==========   ==========
  Basic and diluted loss per common share before
    extraordinary item......................................     (2.24)(6)     (.19)      (.26)        (.33)        (.41)
                                                              ========     ========   ========   ==========   ==========
  Basic and diluted net loss per common share...............     (2.24)(6)     (.32)      (.26)        (.33)        (.46)
                                                              ========     ========   ========   ==========   ==========
  Weighted average common shares outstanding(7).............    19,780(8)    26,004     41,442       60,414       95,636
Consolidated Balance Sheet Data at Year-End:
  Working capital...........................................  $  7,873     $ 15,952   $ 30,556   $   41,421   $  116,786
  Intangible assets (net of accumulated amortization).......   212,517      233,494    458,787      853,643    4,404,443
  Total assets..............................................   283,505      297,990    552,347    1,020,959    4,961,477
  Long-term debt (including current portion)(9).............   152,000      174,000    201,000      358,000    2,573,000
  Redeemable preferred stock................................        --           --         --           --      331,208
  Stockholders' equity......................................   120,968      112,353    304,577      549,411    1,480,207
  Other Financial Data:
    Broadcast cash flow(10).................................    32,848       40,664     65,257      119,506      265,830

         See accompanying notes to Selected Consolidated Financial Data

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

 (1) Consists of a non-cash charge resulting from the grant of employee stock options prior to the Company's initial public offering.

 (2) Includes gain on disposition of assets of $3,392, $6,991 and $18,380 in 1993, 1994 and 1997, respectively.

 (3) Represents preferred stock dividends on the 12% Preferred Stock and the 12 1/4% Preferred Stock for the period September 5, 1997 to December 31, 1997. Such preferred stock was issued by CMCLA on September 5, 1997 in connection with the Chancellor Merger in exchange for substantially identical securities originally issued by a subsidiary of Chancellor.

 (4) In connection with its debt refinancing in 1994 and 1997, the Company wrote off the unamortized balance of deferred debt issuance costs of $3,585 and $4,350, respectively, as an extraordinary charge.

 (5) For the years ended December 31, 1993, 1994, 1995 and 1996, represents preferred stock dividends on the Company's formerly outstanding convertible preferred stock. For the year ended December 31, 1997, represents preferred stock dividends on the $3.00 Convertible Preferred Stock (issued on June 16, 1997) and preferred stock dividends on the 7% Convertible Preferred Stock for the period September 5, 1997 to December 31, 1997. The 7% Convertible Preferred Stock was issued by the Company on September 5, 1997 in connection with the Chancellor Merger in exchange for substantially identical securities originally issued by Chancellor.

 (6) Due to the early redemption of certain preferred stock in October 1993, a one-time accretion charge of approximately $17,506 was incurred which increased basic and diluted loss per common share for 1993 by $0.89.

 (7) Gives effect to the two-for-one common stock split effected in the form of a stock dividend paid on January 12, 1998 and to the three-for-two common stock split effected in the form of a stock dividend paid on August 26, 1996, retroactively adjusted for all periods presented.

 (8) Subsequent to the Company's initial public offering, the calculation of weighted average common shares outstanding excludes common stock issuable upon the exercise of outstanding warrants and options due to their anti-dilutive effect on loss per common share.

 (9) The current portion of the Company's long-term debt was $10,625, $4,000, $4,000, $26,500 and $0 at December 31, 1993, 1994, 1995, 1996 and 1997,
     respectively.

(10) Broadcast cash flow consists of operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges. Although broadcast cash flow is not calculated in accordance with generally accepted accounting principles, the Company believes that broadcast cash flow is widely used as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                          1993       1994       1995        1996         1997
                                        --------   --------   --------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Consolidated Statement of Operations
  Data:
  Gross revenues......................  $106,813   $125,478   $186,365   $  337,405   $  663,804
  Net revenues........................    93,504    109,516    162,931      293,850      582,078
  Station operating expenses excluding
     depreciation and amortization....    60,656     68,852     97,674      174,344      316,248
  Depreciation and amortization.......    33,524     30,596     47,005       93,749      185,982
  Corporate general and administrative
     expense..........................     2,378      2,672      4,475        7,797       21,442
  Other nonrecurring costs(1).........     7,002         --         --           --           --
                                        --------   --------   --------   ----------   ----------
  Operating income (loss).............   (10,056)     7,396     13,777       17,960       58,406
  Interest expense....................    13,878     13,809     19,199       37,527       85,017
  Other (income) expense, net(2)......    (3,185)    (6,452)       236         (477)     (19,919)
                                        --------   --------   --------   ----------   ----------
  Income (loss) before income taxes
     and extraordinary item...........   (20,749)        39     (5,658)     (19,090)      (6,692)
  Income tax expense (benefit)........        --         --        192       (2,896)       7,802
                                        --------   --------   --------   ----------   ----------
  Income (loss) before extraordinary
     item.............................   (20,749)        39     (5,850)     (16,194)     (14,494)
  Extraordinary loss on early
     extinguishment of debt(3)........        --      3,585         --           --        4,350
                                        --------   --------   --------   ----------   ----------
  Net loss............................   (20,749)    (3,546)    (5,850)     (16,194)     (18,844)
  Preferred stock dividends(4)........        --         --         --           --       12,901
                                        --------   --------   --------   ----------   ----------
  Net loss attributable to common
     stock............................  $(20,749)  $ (3,546)  $ (5,850)  $  (16,194)  $  (31,745)
                                        ========   ========   ========   ==========   ==========

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                          1993       1994       1995        1996         1997
                                        --------   --------   --------   ----------   ----------
Consolidated Balance Sheet Data at
  Year-End:
  Working capital.....................  $  7,873   $ 15,952   $ 30,556   $   41,421   $  116,786
  Intangible assets (net of
     accumulated amortization)........   212,517    233,494    458,787      853,643    4,404,443
  Total assets........................   283,505    297,990    552,347    1,020,959    4,961,477
  Long-term debt (including current
     portion)(5)......................   152,000    174,000    201,000      358,000    2,573,000
  Redeemable preferred stock..........        --         --         --           --      331,208
  Stockholder's equity................   120,968    112,353    304,577      549,411    1,480,207
  Other Financial Data:
     Broadcast cash flow(6)...........    32,848     40,664     65,257      119,506      265,830

         See accompanying notes to Selected Consolidated Financial Data

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Consists of a non-cash charge resulting from the grant of employee stock options prior to Chancellor Media's initial public offering.

(2) Includes gain on disposition of assets of $3,392, $6,991 and $18,380 in 1993, 1994 and 1997, respectively.

(3) In connection with its debt refinancing in 1994 and 1997, CMCLA wrote off the unamortized balance of deferred debt issuance costs of $3,585 and $4,350, respectively, as an extraordinary charge.

(4) Represents preferred stock dividends on the 12% Preferred Stock and the 12 1/4% Preferred Stock for the period September 5, 1997 to December 31, 1997. Such preferred stock was issued by CMCLA on September 5, 1997 in connection with the Chancellor Merger in exchange for substantially identical securities originally issued by a subsidiary of Chancellor.

(5) The current portion of CMCLA's long-term debt was $10,625, $4,000, $4,000, $26,500 and $0 at December 31, 1993, 1994, 1995, 1996 and 1997,
     respectively.

(6) Broadcast cash flow consists of operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges. Although broadcast cash flow is not calculated in accordance with generally accepted accounting principles, CMCLA believes that broadcast cash flow is widely used as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining CMCLA's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account CMCLA's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for reinvestment in CMCLA's business or other discretionary uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since 1995, the Company has engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. Implementation of this acquisition strategy was significantly accelerated in 1996 to date in 1998 due to passage of the 1996 Act and the associated relaxation of national and local ownership limits. See
"Business -- Federal Regulation of Radio Broadcasting Industry -- Ownership Matters" set forth in Part I -- Item 1 herein. For a discussion of the various transactions completed and agreements entered into since January 1, 1997 as part of the Company's acquisition strategy, see "Business -- Recent Developments" set forth in Part I -- Item 1 herein.

     At March 1, 1998, the Company's station portfolio consisted of 97 stations (69 FM and 28 AM), including a total of 11 superduopolies in seven of the nation's 12 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit -- and in four other large markets -- Denver, Minneapolis/St. Paul, Phoenix and Orlando. Consummation of the Pending Transactions will result in a net increase of ten FM stations and one AM station and will add the San Diego market to the Company's portfolio. In addition, consummation of the Pending Transactions will increase the number of superduopolies in the Company's station portfolio to 14, including two new superduopolies in the nation's 12 largest radio markets -- Dallas/Ft. Worth and Houston and one other large market -- Pittsburgh.

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed. For a description of the transactions completed by the Company during 1997 and to date in 1998, see "Business -- Recent Developments -- Transactions Completed Since January 1, 1997" set forth in Part I -- Item 1 herein.

     In the following analysis, management discusses the Company's broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenues (net of agency commissions) and operating expenses (excluding depreciation and amortization, corporate general and administrative expense and non-cash and non-recurring charges). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, and advertising and promotion expenses. The Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues, and the fourth quarter generally produces the highest revenues.

     Although broadcast cash flow is not calculated in accordance with generally accepted accounting principles, the Company believes that it is widely used as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company's results of operations for the year ended December 31, 1997 are not comparable to the results of operations for the year ended December 31, 1996 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and various other station acquisitions and dispositions discussed in "Business -- Recent Developments" set forth in Part I -- Item 1 herein and in Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Net revenues for the year ended December 31, 1997 increased 98.1% to $582.1 million compared to $293.9 million for the year ended December 31, 1996. Operating expenses excluding depreciation and amortization for 1997 increased 81.4% to $316.2 million compared to $174.3 million in 1996. Operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges (broadcast cash flow) for 1997 increased 122.4% or $146.3 million to $265.8 million compared to $119.5 million in 1996. The increase in net revenues, operating expenses, and broadcast cash flow was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for 1997 increased 98.4% to $186.0 million compared to $93.7 million in 1996. The increase is primarily due to the impact of the Viacom Acquisition and the Chancellor Merger, as well as other acquisitions completed during 1997.

     Corporate general and administrative expenses for 1997 increased 175.0% to $21.4 million compared to $7.8 million in 1996. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

     As a result of the above factors, operating income for 1997 increased 225.2% to $58.4 million compared to $18.0 million in 1996.

     Interest expense for 1997 increased 126.6% to $85.0 million compared to $37.5 million in 1996. The net increase in interest expense was primarily due to
(i) additional bank borrowings under the Senior Credit Facility (as defined below) required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions, (ii) the assumption of CRBC's $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the
"9 3/8% Notes") and $200.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") upon consummation of the Chancellor Merger on September 5, 1997 and (iii) the assumption of Katz' $100.0 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") upon consummation of the Katz Acquisition on October 28, 1997.

     The Company recorded a gain on disposition of assets of $18.4 million in 1997 related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), WEJM-FM in Chicago ($9.3 million), WEJM-AM in Chicago ($3.4 million) and the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco ($1.7 million).

     The provision for income tax expense of $7.8 million for the year ended December 31, 1997 is comprised of current federal and state income taxes of $6.8 million and $4.8 million, respectively, and a deferred federal income tax benefit of $3.8 million.

     The Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) in 1997, consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997.

     Dividends on preferred stock of subsidiary were $12.9 million in 1997, representing dividends on CMCLA's 12% Preferred Stock and 12 1/4% Preferred Stock issued in September 1997 as part of the Chancellor Merger.

     Dividends on Chancellor Media's preferred stock were $12.2 million in 1997 compared to $3.8 million in 1996. The increase in dividends is due to dividends on Chancellor Media's $3.00 Convertible Preferred Stock issued in June 1997 and dividends on Chancellor Media's 7% Convertible Preferred Stock issued in September 1997 as part of the Chancellor Merger, offset by the conversion of a total of 1,608,297 shares of Chancellor Media's formerly outstanding convertible exchangeable preferred stock into a total of 10,051,832 shares of Chancellor Media's Common Stock and the redemption of the remaining 1,703 shares of formerly outstanding convertible exchangeable preferred stock during 1996.

     As a result of the above factors, the Company incurred a $43.9 million net loss attributable to common stockholders in 1997 compared to a $20.0 million net loss in 1996.

     The basic and diluted net loss per common share in 1997 was $0.46 compared to a $0.33 basic and diluted loss per common share in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     The Company's results of operations for the year ended December 31, 1996 are not comparable to the results of operations for the year ended December 31, 1995 due to the impact of the Company's acquisition of Pyramid Communications, Inc. on January 17, 1996 (the "Pyramid Acquisition") and various other station acquisitions and dispositions.

     Net revenues for the year ended December 31, 1996 increased 80.4% to $293.9 million compared to $162.9 million for the year ended December 31, 1995. Operating expenses excluding depreciation and amortization for 1996 increased 78.5% to $174.3 million compared to $97.7 million in 1995. Operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges (broadcast cash flow) for 1996 increased 83.1% or $54.2 million to $119.5 million compared to $65.3 million in 1995. The increase in net revenues, operating expenses, and broadcast cash flow was primarily attributable to the impact of various station acquisitions and dispositions, in addition to the overall net operational improvements realized by the Company's radio stations.

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

     Interest expense for 1996 increased 95.4% to $37.5 million compared to $19.2 million in 1995. The net increase in interest expense was primarily due to additional bank borrowings required to finance the Pyramid Acquisition as well as the other station acquisitions, offset by repayment of borrowings under the Company's prior senior credit facility from the net proceeds of the 1996 Offering and an overall decrease in the Company's borrowing rates.

     The provision for income tax expense for the year ended December 31, 1996 is comprised of current federal and state taxes of $.5 million and $1.0 million, respectively, and a deferred federal income tax benefit of $4.4 million.

     Dividends paid on Chancellor Media's preferred stock decreased $1.0 million to $3.8 million in 1996 compared to $4.8 million in 1995. The decrease in preferred stock dividends is due to the conversion of a total of 1,608,297 shares of Chancellor Media's formerly outstanding convertible exchangeable preferred stock into a total of 10,051,832 shares of Chancellor Media's Common Stock and the redemption of the remaining 1,703 shares of formerly outstanding convertible exchangeable preferred stock during 1996.

     As a result of the above factors, the Company incurred a $20.0 million net loss attributable to common stockholders in 1996 compared to a $10.7 million net loss in 1995.

     The basic and diluted net loss per common share in 1996 was $0.33 compared to a $0.26 basic and diluted loss per common share in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. The Company historically has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of the Company's acquisition strategy.

     On December 22, 1997, CMCLA completed an offering (the "8 1/8% Notes Offering"), pursuant to Rule 144A under the Securities Act of 1933, as amended, of $500.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes"). The net proceeds of the 8 1/8% Notes Offering of approximately $485.0 million were used to reduce borrowings under the revolving credit portion of the Company's Senior Credit Facility (as defined).

     On March 13, 1998, the Company completed a secondary public offering of 21,850,000 shares of its Common Stock (the "1998 Offering"). The net proceeds from the 1998 Offering of approximately $995.1 million will be used for general corporate purposes, including the possible repurchase of the outstanding shares of 12% Preferred Stock and 12 1/4% Preferred Stock of CMCLA. Pending any such use, net proceeds will be used to reduce borrowings under the revolving credit portion of the Company's Senior Credit Facility, and any excess will be invested in short-term investment grade securities. Amounts not used in connection with the proposed repurchase of the 12% Preferred Stock and the 12 1/4% Preferred Stock will be available for general corporate purposes (including financing of the Pending Transactions), subject to compliance with certain conditions.

     The total cash financing required to consummate the Pending Transactions is expected to be $716.5 million. Of this amount, approximately $7.0 million has already been advanced by the Company in the form of escrow deposits or other upfront payments. Accordingly, the Company will require approximately $709.5 million in additional financing to consummate the Pending Transactions. Of such amount, a total of $584.5 million in cash will be required to finance the Capstar Transaction. The Company expects that $340.3 million will be required for the Capstar Transaction immediately upon the consummation of the Capstar/SFX Acquisition and $244.2 million will be required for the Capstar Transaction over the three year period in which the Capstar/SFX Stations will be acquired. The Company anticipates that it will obtain any additional financing needed to complete the Pending Transactions through borrowings under the Senior Credit Facility and excess net proceeds resulting from the 1998 Offering. The Company from time to time may explore other financing alternatives to supplement the financing available under the Senior Credit Facility, including the public or private issuance of debt, common equity or preferred equity securities.

     Senior Credit Facility. On April 25, 1997, the Company entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997 and February 10, 1998 (as amended, the "Senior Credit Facility"), the Company established a $1.25 billion revolving facility (the "Revolving Loan Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1.6 billion and $900.0 million, respectively. At March 1, 1998, the Company had drawn $900.0 million of the Term Loan Facility and $698.0 million of the Revolving Loan Facility. Upon consummation of the 1998 Offering, on March 13, 1998, all amounts outstanding under the Revolving Loan Facility on such date were repaid. The aggregate commitment under the Revolving Loan Facility remains available for reborrowing, subject to compliance with the conditions contained in the Senior Credit Facility. In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4.4 million (net of a tax benefit of $2.3 million) as an extraordinary charge. The capital stock of the Company's subsidiaries is pledged to secure the performance of the Company's obligations under the Senior Credit Facility, and each of the Company and its subsidiaries have guaranteed those obligations.

     Notes. The Company is required to pay interest on the 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes and the Company's $500.0 million aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 issued on December 22, 1997 (the "8 1/8% Notes") (collectively, the "Notes"). Interest payment requirements of the Company on the Notes are $87.4 million per year.

     Redeemable Preferred Stock. The Company is not required to pay cash dividends on the 12 1/4% Preferred Stock and 12% Preferred Stock of CMCLA through February 14, 2001 and January 14, 2002, respectively, although the Company must incur accretion or issue additional shares of such preferred stock, respectively, in lieu of cash dividends until such times. Although it is not obligated to continue doing so, the Company has paid the most recent dividends on the 12% Preferred Stock and the 12 1/4% Preferred Stock in cash. Dividend requirements of the Company on its 12 1/4% Preferred Stock and its 12% Preferred Stock are $40.0 million per year (assuming continued payment of dividends in cash).

     Preferred Stock. The Company is required to pay cash dividends on its $3.00 Convertible Preferred Stock and its 7% Convertible Preferred Stock of $25.7 million per year. Because Chancellor Media is a holding company with no significant assets other than the common stock of Chancellor Mezzanine Holding Company ("CMHC"), Chancellor Media will rely solely on dividends from CMHC, which in turn is expected distribute dividends paid to it by CMCLA and KMG to Chancellor Media, to permit Chancellor Media to pay cash dividends on the $3.00 Convertible Preferred Stock and the 7% Convertible Preferred Stock. The Senior Credit Facility, the indentures governing the Notes and the certificates of designation for the 12% Preferred Stock and the 12 1/4% Preferred Stock limit, but do not prohibit, CMCLA from paying such dividends to CMHC.

     For additional information regarding the Senior Credit Facility, the Notes, the Redeemable Preferred Stock and the Preferred Stock see Notes 7, 8 and 9, respectively, to the Chancellor Media Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

     When used in the preceding and following discussion, the words "believes," "expects," "anticipates," "intends" and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known and unknown risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations and the acquisitions and dispositions described elsewhere herein.

RECENTLY-ISSUED ACCOUNTING PRINCIPLES

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective for the year ended December 31, 1997. This Statement establishes new standards for computing and presenting earnings per share and requires restatement of all prior period earnings per share data. The adoption of this Statement resulted in the dual presentation of basic and diluted earnings per share on the Company's income statement. In accordance with this statement, the Company has applied these provisions on a retroactive basis. Basic and diluted loss per common share does not differ from previously reported primary loss per share information for the years ended December 31, 1993, 1994, 1995 and 1996 due to the Company's loss position.

     The Company adopted the provisions of SFAS No. 129, Disclosures of Information about Capital Structure, effective for the year ended December 31, 1997. This Statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

YEAR 2000 ISSUE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue (as defined) and has developed an implementation plan. The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. The Company's Year 2000 implementation plan also includes ensuring that all individual work stations are Year 2000 compliant. Costs associated with ensuring the Company's systems are Year 2000 compliant are expected to be minimal. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore; will not have an impact on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included on Pages F-1 through F-69 of this Annual Report on Form 10-K.

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

     During the two most recent fiscal years of Chancellor Media, CMCLA and their respective subsidiaries and the subsequent interim period preceding the dismissal of Peat Marwick, Chancellor Media, CMCLA and their respective subsidiaries did not consult with Coopers regarding (i) the application of accounting principles to a specified transaction (either completed or proposed),
(ii) the type of audit opinion that might be rendered on the financial statements of Chancellor Media, CMCLA and their respective subsidiaries or (iii) any matter that was the subject of a "disagreement" or a "reportable event" (as each term is defined in Item 304(a)(2)(ii) of Regulation S-K). However, Coopers previously served as the independent accountants for Chancellor and CRBC. In connection with the Chancellor Merger, Chancellor Media and CMCLA discussed with Coopers various financial statement issues related to its historical association with Chancellor and CRBC, and also discussed the various filings submitted by Chancellor Media, CMCLA, Chancellor and CRBC to the Securities and Exchange Commission in respect of the Chancellor Merger, which filings included or incorporated by reference the financial statements of Chancellor Media, CMCLA, Chancellor and CRBC.

     Chancellor Media and CMCLA previously provided Peat Marwick with a copy of the disclosures they made with respect to the change in accountants in connection with the Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA. Peat Marwick furnished Chancellor Media and CMCLA with a letter addressed to the Commission stating that it agreed with the statements made by Chancellor Media and CMCLA in such Current Report, except that it was not in a position to agree or disagree with the stated reasons for changing principal auditors, or with the statement that the change was approved by the board of directors, or with the statements made in the third paragraph of Item 4 of the Current Report on Form 8-K. A copy of Peat Marwick's letter is incorporated as Exhibit 16.1 herein by reference to the Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The directors and executive officers of Chancellor Media, CMHC and CMCLA are:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Thomas O. Hicks........................   52   Chairman of the Board and Director
Scott K. Ginsburg......................   45   President, Chief Executive Officer and
                                               Director
James E. de Castro.....................   45   Chief Operating Officer and Director
Matthew E. Devine......................   49   Chief Financial Officer and Chief
                                               Accounting Officer, Secretary
Kenneth J. O'Keefe.....................   43   Executive Vice President -- Operations
Thomas J. Hodson.......................   54   Director
Perry Lewis............................   59   Director
Jeffrey A. Marcus......................   51   Director
John H. Massey.........................   57   Director
Eric C. Neuman.........................   52   Director
Lawrence D. Stuart, Jr.................   52   Director
Steven Dinetz..........................   51   Director
Vernon E. Jordan, Jr...................   62   Director

THOMAS O. HICKS

     Mr. Hicks was elected Chairman of the Board and a director of Chancellor Media, CMHC and CMCLA upon the consummation of the Chancellor Merger. He had been Chairman and a director of Chancellor and CRBC prior to the Chancellor Merger, since April 1996. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks Muse, a private investment firm located in Dallas, St. Louis, New York and Mexico City specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas, Incorporated, a Dallas based private investment firm. Mr. Hicks serves as a director of Capstar Broadcasting Corporation, Sybron International Corporation, Inc., Berg Electronics Corp., Neodata Corporation, D.A.C. Vision Inc. and Olympus Real Estate Corporation.

SCOTT K. GINSBURG

     Mr. Ginsburg became President, Chief Executive Officer and a director of Chancellor Media, CMHC and CMCLA upon the consummation of the Chancellor Merger. Mr. Ginsburg had been Chairman of the Board, Chief Executive Officer and a director of Evergreen prior to the Chancellor Merger. He had been Chairman of the Board of Evergreen since 1990, and Chief Executive Officer and a director of Evergreen since its inception in 1988. Mr. Ginsburg was President of Evergreen from 1988 to 1993. Mr. Ginsburg entered the radio broadcasting business in 1983 as a founder of Statewide Broadcasting, Inc. ("Statewide"). In 1987, Statewide merged with Heftel Broadcasting, Inc. to form H&G Communications, Inc., and Mr. Ginsburg served as President and Chief Executive Officer of H&G Communications, Inc. from the time of its formation until 1988, when Evergreen was formed. Through these various positions, Mr. Ginsburg has served as the lead executive of the Company and its predecessors since the initial radio acquisition by the Company's predecessors in 1983.

JAMES E. DE CASTRO

     Mr. de Castro has been Chief Operating Officer of Chancellor Media, CMHC and CMCLA since September 22, 1997. From September 5, 1997 to September 22, 1997, Mr. de Castro served as Co-Chief Operating Officer of Chancellor Media, CMHC and CMCLA. Mr. de Castro was elected Co-Chief Operating

Officer and a director of Chancellor Media, CMHC and CMCLA upon the consummation of the Chancellor Merger. Mr. de Castro was previously President of Evergreen since 1993 and Chief Operating Officer and a director of Evergreen since 1989. From 1987 to 1988, Mr. de Castro held various positions with H&G Communications, Inc. and predecessor entities. From 1981 to 1989, Mr. de Castro was general manager of radio stations WLUP-FM and WLUP-AM (now known as WMVP-AM) in Chicago, and from 1989 to 1992, Mr. de Castro was general manager of radio station KKBT-FM in Los Angeles.

MATTHEW E. DEVINE

     Mr. Devine became Chief Financial Officer, Chief Accounting Officer and Secretary of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Prior thereto, Mr. Devine had been an Executive Vice President of Evergreen since 1993, Chief Financial Officer, Treasurer and Secretary of Evergreen since 1988 and a director of Evergreen from 1989 through the Chancellor Merger.

KENNETH J. O'KEEFE

     Mr. O'Keefe became an Executive Vice President of Chancellor Media, CMHC and CMCLA upon the consummation of the Chancellor Merger. Mr. O'Keefe had been an Executive Vice President of Evergreen since February of 1996 and served as a director of Evergreen from May of 1996 until the consummation of the Chancellor Merger. Prior to joining Evergreen in 1996, Mr. O'Keefe was a director, Chief Financial Officer and Executive Vice President of Pyramid Communications, Inc. from March 1994 until Evergreen's acquisition of Pyramid Communications, Inc. on January 17, 1996. Mr. O'Keefe served in various capacities with Pyramid Communications, Inc. or predecessor entities during the five-year period prior to his joining Evergreen in 1996.

THOMAS J. HODSON

     Mr. Hodson became a director of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Mr. Hodson had previously served as a director of Evergreen since 1992. Mr. Hodson is President of TJH Capital, Inc., a private investment company. He had been the President and a director of Columbia Falls Aluminum Company from January 1994 to March 1998. He had been a Vice President of Stephens, Inc. from 1986 through 1993.

PERRY J. LEWIS

     Mr. Lewis became a director of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Mr. Lewis had previously served as a director of Evergreen since Evergreen acquired BPI in 1995. Mr. Lewis was the Chairman of BPI from its inception in 1988 until its merger with Evergreen, and was Chief Executive Officer of BPI from 1993 to 1995. Mr. Lewis is a founder of Morgan, Lewis, Githens & Ahn, an investment banking and leveraged buyout firm which was established in 1982. Mr. Lewis serves as director of Aon Corporation, ITI Technologies, Inc., Gradall Industries, Inc. and Stuart Entertainment, Inc.

JEFFREY A. MARCUS

     Mr. Marcus became a director of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Prior to the Chancellor Merger, Mr. Marcus served as a director of Chancellor and CRBC. Mr. Marcus currently serves as the Chairman and Chief Executive Officer of Marcus Cable Company, the ninth largest cable television multiple system operator (MSO) in the United States which serves over 1.2 million customers and which Mr. Marcus formed in 1990. Until November 1988, Mr. Marcus served as Chairman and Chief Executive Officer of WestMarc Communications, Inc., an MSO formed through the merger in 1987 of Marcus Communications, Inc. and Western TeleCommunications, Inc. Mr. Marcus has more than 29 years experience in the cable television business. Mr. Marcus is a co-owner of the Texas Rangers Baseball Club and serves as a director of Brinker International, Inc. and a director or trustee of several charitable and civic organizations.

JOHN H. MASSEY

     Mr. Massey became a director of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Prior to the Chancellor Merger, Mr. Massey served as a director of Chancellor and CRBC. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc., a regional investment banking firm. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company, a private holding company that was sold in May 1996. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company, which owned and operated 6 television stations and 11 radio stations in major markets in the United States. Mr. Massey currently serves as a director of Central Texas Bankshare Holdings, Inc., Colorado Investment Holdings, Inc., Hill Bancshares Holdings, Inc., Bank of The Southwest of Dallas, Texas, Columbus State Bank, Columbine JDS Systems, Inc., The Paragon Group, Inc., the Brazos Fund Group Inc. and Sunrise Television Group, Inc.

ERIC C. NEUMAN

     Mr. Neuman became a director of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Mr. Neuman previously served as a director of Chancellor and CRBC since April 1996. Since May 1993, Mr. Neuman has been an officer of Hicks Muse and is currently serving as Senior Vice President. From 1985 to 1993, Mr. Neuman was a Managing General Partner of Communications Partners, Ltd., a private investment firm specializing in media and communications businesses. Mr. Neuman currently serves as a director of Capstar Broadcasting Corporation.

LAWRENCE D. STUART, JR.

     Mr. Stuart became a director of Chancellor Media, CMHC and CMCLA upon consummation of the Chancellor Merger. Mr. Stuart previously served as a director of Chancellor and CRBC since January 1997. Since October 1995, Mr. Stuart has served as a Managing Director and Principal of Hicks Muse. Prior to joining Hicks Muse, from 1990 to 1995 he served as the managing partner of the Dallas office of the law firm Weil, Gotshal & Manges LLP. Mr. Stuart serves as a director of Capstar Broadcasting Corporation.

STEVEN DINETZ

     Mr. Dinetz was elected Co-Chief Operating Officer and a director of Chancellor Media, CMHC, and CMCLA upon the consummation of the Chancellor Merger. As of September 22, 1997, Mr. Dinetz no longer serves as Co-Chief Operating Officer of Chancellor Media, CMHC and CMCLA, but continues to serve as a director for each such entity. Prior to consummation of the Chancellor Merger, Mr. Dinetz served as President, Chief Executive Officer and a director of Chancellor and CRBC since their formation and prior thereto was the President and Chief Executive Officer and a director of Chancellor Communications, a predecessor entity of Chancellor.

VERNON E. JORDAN, JR.

     Mr. Jordan became a director of Chancellor Media, CMHC and CMCLA on October 14, 1997. Mr. Jordan currently serves as a senior partner in the Washington, D.C. office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Jordan serves as a director of American Express Company, Bankers Trust Company, Bankers Trust New York Corporation, Dow Jones & Company, Inc., the Ford Foundation, Howard University, J.C. Penney Company, Inc., Revlon Group, Revlon, Inc., Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation, Xerox Corporation, LBJ Foundation, National Academy Foundation and the Roy Wilkins Foundation.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. To the Company's knowledge, for the period from January 1, 1997 through March 1, 1998, all
Section 16(a) filing requirements applicable to its executive officers, directors and holders of more than 10% of the Company's Common Stock were satisfied, except that (i) Putnam Investments, Inc. has not filed a Form 3 in connection with its ownership of the Company's Common Stock, (ii) directors Jeffrey A. Marcus and John H. Massey each filed a late Form 5 for the year ended December 31, 1997 in connection with the grant of stock options under the Company's Non-Employee Director Stock Option Plan in September 1997, (iii) directors Eric C. Neuman and Lawrence D. Stuart have not filed a Form 4 in connection with the grant of stock options under the Company's Non-Employee Director Stock Option Plan in September 1997 and (iv) director Steven Dinetz has not filed a Form 4 in connection with certain stock option exercises effected by Mr. Dinetz in November and December 1997.

ITEM 11. EXECUTIVE COMPENSATION

     All share and per share data contained in Part III -- Item 11 of this Annual Report on Form 10-K give effect to the Company's two-for-one common stock split effected in the form of a stock dividend paid on January 12, 1998, and to the Company's three-for-two common stock split effected in the form of a stock dividend paid on August 26, 1996.

COMPENSATION OF DIRECTORS

     Directors who are also officers of Chancellor Media, CMHC and CMCLA receive no additional compensation for their services as directors. Effective following the Chancellor Merger, directors of Chancellor Media, CMHC and CMCLA who are not officers will receive (i) a fee of $36,000 per annum, (ii) a $1,000 fee for attendance at meetings or, if applicable, a $500 fee for attendance at meetings by telephone and (iii) a $2,000 fee for service as chairman of a board committee, a $1,000 fee for attendance at committee meetings or, if applicable, a $500 fee for attendance at committee meetings by telephone. Directors of Chancellor Media, CMHC and CMCLA are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with such meetings. Additionally, all non-employee directors of Chancellor Media, CMHC and CMCLA in office on the day of Chancellor Media's annual stockholders meeting are entitled to an award of options to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of such shares on the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation. The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company for the three fiscal years ending December 31, 1997, to the Company's Chief Executive Officer and each of the Company's other executive officers serving in such capacity at the end of the last completed fiscal year whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997.

                         SUMMARY COMPENSATION TABLE(1)

                                        ANNUAL COMPENSATION              LONG TERM
                              ---------------------------------------   COMPENSATION
                                                           OTHER        ------------   SECURITIES
      NAME AND                                            ANNUAL         RESTRICTED    UNDERLYING    LTIP        ALL OTHER
 PRINCIPAL POSITION    YEAR    SALARY      BONUS      COMPENSATION(2)   STOCK AWARDS    OPTIONS     PAYOUTS   COMPENSATION(3)
 ------------------    ----   --------   ----------   ---------------   ------------   ----------   -------   ---------------
Scott K. Ginsburg....  1997   $850,000   $3,615,000      --               --            500,000      --           $9,101
  President and        1996    750,000      956,000      --               --            375,000      --            9,776
  Chief Executive      1995    650,000           --      --               --                 --                    7,663
  Officer
James E. de Castro...  1997   $825,000   $2,581,000      --               --            425,000      --            2,630
  Chief Operating      1996    750,000      704,000      --               --             75,000      --            2,455
  Officer              1995    650,000      125,000      --               --            300,000      --            2,455
Matthew E. Devine....  1997   $375,000   $1,205,000      --               --            262,500      --               --
  Senior Vice          1996    300,000      352,000      --               --             37,500      --               --
  President,           1995    275,000       63,000      --               --            150,000      --               --
  Chief Financial
  Officer and
  Secretary
Kenneth J. O'Keefe...  1997   $320,000   $1,205,000      --               --                 --      --               --
  Executive Vice       1996    210,000(4)    210,000     --               --            300,000      --               --
  President-           1995         --           --      --               --                 --      --               --
  Operations

---------------

(1) No information is set forth in this Part III -- Item 11, "Executive Compensation -- Compensation of Executive Officers" regarding Steven Dinetz, who served as the Company's Co-Chief Operating Officer from September 5, 1997 through September 22, 1997, as amounts paid by the Company to Mr. Dinetz during 1997 for total annual salary and bonus did not exceed $100,000. On September 22, 1997, as part of the Chancellor Merger, Mr. Dinetz resigned from his position as Co-Chief Operating Officer of the Company, but retained his position as a director of the Company. Upon Mr. Dinetz' resignation, the Company accelerated the exercisability of all of Mr. Dinetz' stock options previously granted by Chancellor Broadcasting Company. In February 1998, the Company made certain additional cash payments to Mr. Dinetz. Both the acceleration of the exercisability of the stock options and the cash payment were part of Mr. Dinetz' severance package which he elected to receive after a change in job responsibilities directly related to the Chancellor Merger.

(2) The aggregate annual amount of perquisites and other personal benefits, securities or property does not exceed $50,000 or 10% of the total of the annual salary and bonus for the named officer.

(3) Represents payments of term life insurance policies.

(4) Represents compensation for the period beginning March 1, 1996, when Mr. O'Keefe joined the Company.

     Option Grants in Last Fiscal Year. The following table sets forth information regarding options to purchase Common Stock granted by the Company to its Chief Executive Officer and the other executive officers named in the Summary Compensation Table during the 1997 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                                     ----------------------------------------
                                     NUMBER OF
                                     SECURITIES    % OF TOTAL                        GRANT DATE VALUE
                                     UNDERLYING     OPTIONS                     --------------------------
                                      OPTIONS      GRANTED TO    EXERCISE OR                  GRANT DATE
                                      GRANTED     EMPLOYEES IN    BASE PRICE    EXPIRATION   PRESENT VALUE
               NAME                  (#)(1)(2)    FISCAL YEAR    ($/SHARE)(2)      DATE          $(3)
               ----                  ----------   ------------   ------------   ----------   -------------
Scott K. Ginsburg..................   500,000         8.0%          $23.25        9/5/07       6,155,000
James E. de Castro.................   425,000         6.8%           23.25        9/5/07       5,231,750
Matthew E. Devine..................   262,500         4.2%           23.25        9/5/07       3,231,375
Kenneth J. O'Keefe.................        --           --              --            --              --

---------------

(1) Represents options to purchase shares of Common Stock granted under the Company's 1995 Stock Option Plan for Executive Officers and Key Employees (the "1995 Stock Option Plan"). The options awarded to Mr. Ginsburg, Mr. de Castro and Mr. Devine during the last fiscal year are exercisable in whole or part beginning on September 5, 1997, and expire on September 5, 2007. The options may expire earlier upon the occurrence of certain merger or consolidation transactions involving the Company. The Company is not required to issue and deliver any certificate for shares of Common Stock purchased upon exercise of the option or any portion thereof prior to fulfillment of certain conditions, including the completion of registration or qualification of such shares of Common Stock under federal or state securities laws and the payment to the Company of all amounts required to be withheld upon exercise of the options under any federal, state or local tax law. The holder of an option has no rights or privileges of a stockholder in respect of any shares of Common Stock purchasable upon exercise of the options unless and until certificates representing such shares shall have been issued by the Company to such holder. Once exercisable, the options are exercisable by the holder or, upon the death of such holder, by his personal representatives or by any person empowered to do so under such holder's will or under the applicable laws of descent and distribution. The options are not transferable except by will or by the applicable laws of descent and distribution.

(2) Represents the estimated fair value of Common Stock on September 5, 1997, the date of grant, as adjusted for the two-for-one stock split of the Company's Common Stock effected in the form of a stock dividend, paid on January 12, 1998.

(3) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 41.88%; risk-free interest rate of 5.38%, and expected life of seven years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

     The following table sets forth information concerning option exercises in the year ended December 31, 1997 by the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table, and the value of each such executive officer's unexercised options at December 31, 1997.

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                               SHARES                       AT FISCAL YEAR-END(#)       AT FISCAL YEAR-END($)(1)
                             ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                             EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                             -----------   -----------   -----------   -------------   -----------   -------------
Scott K. Ginsburg..........         --             --       500,000       375,000       7,034,000      9,873,000
James E. de Castro.........    300,000      6,979,000     1,220,000       375,000      34,830,250      9,873,000
Matthew E. Devine..........         --             --       562,500       187,500      14,082,000      4,936,500
Kenneth J. O'Keefe.........         --             --       175,000       125,000       4,662,000      3,330,000

---------------

(1) Based upon a per share price for Common Stock of $37.31. This price represents the closing price for the Common Stock on the Nasdaq National Market System on December 31, 1997, as adjusted for the two-for-one stock split of the Company's Common Stock, effected in the form of a stock dividend, paid on January 12, 1998.

EMPLOYMENT AGREEMENTS

  Ginsburg Employment Agreement

     On September 4, 1997, the Company entered into a new employment agreement (the "Ginsburg Employment Agreement") with Mr. Ginsburg, President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA, to be effective on the closing date of the Chancellor Merger. The Ginsburg Employment Agreement, which has a term that extends through September 5, 2002 and which Mr. Ginsburg may extend for an additional five-year term, provides for an initial annual base salary of $1,000,000 for the first year of the employment agreement, to be increased each year by a percentage equal to the percentage change in the consumer price index during the preceding year. In addition, the Ginsburg Employment Agreement provides for an annual bonus based upon the financial performance of the Company in relation to certain annual performance targets which are defined in the Ginsburg Employment Agreement. The Ginsburg Employment Agreement provides that, on the closing date of the Chancellor Merger and on each of the first four anniversaries thereof on which Mr. Ginsburg remains employed by the Company, Mr. Ginsburg shall be granted options to purchase 200,000 shares of Common Stock. If Mr. Ginsburg's employment is terminated without "cause" (as defined in the Ginsburg Employment Agreement) or if Mr. Ginsburg terminates his employment for "good reason" (as defined in the Ginsburg Employment Agreement) prior to the fifth annual anniversary of the consummation of the Chancellor Merger, Mr. Ginsburg will receive on such termination date a number of options equal to 1,000,000 minus the number of options previously granted to Mr. Ginsburg pursuant to the preceding sentence prior to such date. In addition, in recognition of Mr. Ginsburg's rights under his prior employment agreement, the Company granted Mr. Ginsburg an option to acquire an additional 300,000 shares of Common Stock on the closing date of the Chancellor Merger. The Ginsburg Employment Agreement provides that all options granted pursuant to the Ginsburg Employment Agreement will be exercisable for ten years from the date of grant of the option (notwithstanding any termination of employment), at a price per share equal to the market price for Common Stock at the close of trading on the day immediately preceding the date of the grant. The Ginsburg Employment Agreement provides that, in the event of termination of Mr. Ginsburg's employment by the Company without "cause" or by Mr. Ginsburg with "good reason," the Company shall make a one-time cash payment to Mr. Ginsburg in a gross amount such that the net payments retained by Mr. Ginsburg (after payment by the Company of any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, with respect to such payment) shall equal $20,000,000. The Ginsburg Employment Agreement further provides that, in the event of termination of Mr. Ginsburg's employment by reason of expiration or non-renewal of the Ginsburg Employment Agreement, the Company shall make a one-time cash payment to Mr. Ginsburg equal to two times the amount of his annual base salary for the contract year in which his employment terminates. The Ginsburg Employment Agreement provides that Mr. Ginsburg will have registration rights with respect to all Common Stock acquired by Mr. Ginsburg at any time which rights are no less favorable to Mr. Ginsburg as the registration rights held by Hicks Muse and its affiliates with respect to the common stock of Chancellor immediately prior to the consummation of the Chancellor Merger. Under the Ginsburg Employment Agreement, the Company also agreed to make to Mr. Ginsburg a ten-year unsecured loan in the amount of $3,500,000 bearing interest at a fixed rate equal to the applicable Federal long-term rate in effect on the date on which the loan is made. The terms of the loan will require Mr. Ginsburg to repay principal of the loan in five equal annual installments, commencing on the sixth anniversary of the date on which the loan is made. As of March 1, 1998, Mr. Ginsburg has borrowed approximately $1,389,000 under the loan.

  de Castro Employment Agreement

     On September 4, 1997, Evergreen and the Company entered into a new employment agreement (the "de Castro Employment Agreement") with Mr. de Castro, Chief Operating Officer of Chancellor Media, CMHC and CMCLA, to be effective on the closing date of the Chancellor Merger. The de Castro Employment Agreement, which has a term that extends through September 5, 2002, provides for an initial annual base salary of $900,000 for the first year of the employment agreement, to be increased each year by a percentage equal to the percentage change in the consumer price index during the preceding year. In addition, the de Castro Employment Agreement provides for an annual bonus based upon a percentage of the amount by which the Company exceeds an annual performance target which is defined in the de Castro Employment Agreement. The de Castro Employment Agreement provides that, on the closing date of the Chancellor Merger and on each of the first four anniversaries thereof on which Mr. de Castro remains employed by the Company, Mr. de Castro shall be granted options to purchase 200,000 shares of Common Stock. If Mr. de Castro's employment is terminated without "cause" (as defined in the de Castro Employment Agreement) or if Mr. de Castro terminates his employment for "good reason" (as defined in the de Castro Employment Agreement) prior to the fifth annual anniversary of the consummation of the Chancellor Merger, Mr. de Castro will receive on such termination date a number of options equal to 1,000,000 minus the number of options previously granted to Mr. de Castro pursuant to the preceding sentence prior to such date. In addition, in recognition of Mr. de Castro's rights under his prior employment agreement, the Company granted Mr. de Castro an option to acquire an additional 225,000 shares of Common Stock on the closing date of the Chancellor Merger. The de Castro Employment Agreement provides that all options granted pursuant to the de Castro Employment Agreement will be exercisable for ten years from the date of grant of the option (notwithstanding any termination of employment), at a price per share equal to the market price for Common Stock at the close of trading on the day immediately preceding the date of the grant. The de Castro Employment Agreement provides that, in the event of termination of Mr. de Castro's employment by the Company without "cause" or by Mr. de Castro with "good reason," the Company shall make a one-time cash payment to Mr. de Castro in a gross amount such that the net payments retained by Mr. de Castro (after payment by the Company of any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, with respect to such payment) shall equal $5,000,000. The de Castro Employment Agreement further provides that, in the event of termination of Mr. de Castro's employment by Mr. de Castro for other than "good reason," in exchange for Mr. de Castro's agreement not to induce any employee of any radio station owned by the Company to terminate such employment or to become employed by any other radio station, the Company shall continue to pay Mr. de Castro his applicable base salary through the fifth anniversary of the closing date of the Chancellor Merger. In such event, the Company also has the right, in exchange for the payment at the end of each calendar year until each calendar year through December 31, 2002, of an annual amount equal to the product of Mr. de Castro's average bonus multiplied by the fraction of each such calendar year which precedes the fifth anniversary of the consummation of the Chancellor Merger, to require that Mr. de Castro not be employed by or perform activities on behalf of or have ownership interest in any radio broadcasting station serving the same market as any radio station owned by the Company. The de Castro Employment Agreement further provides that if Mr. de Castro's employment is terminated by reason of expiration or non-renewal of the de Castro Employment Agreement, the Company shall make a one-time cash payment to Mr. de Castro equal to two times the amount of his annual base salary for the contract year in which such employment terminates.

  Devine Employment Agreement

     On September 4, 1997, Evergreen and the Company entered into a new employment agreement (the "Devine Employment Agreement") with Mr. Devine, Senior Vice President and Chief Financial Officer of Chancellor Media, CMHC and the Company, to be effective on the closing date of the Chancellor Merger. The Devine Employment Agreement, which has a term that extends through September 5, 2002, provides for an initial annual base salary of $500,000 for the first year of the employment agreement, to be increased each year by $25,000. In addition, the Devine Employment Agreement provides for an annual bonus based upon a percentage of the amount by which the Company exceeds an annual performance target which is defined in the Devine Employment Agreement. The Devine Employment Agreement provides that, on the closing date of the Chancellor Merger and on each of the first four anniversaries thereof on which Mr. Devine remains employed by the Company, Mr. Devine shall be granted options to purchase 150,000 shares of Common Stock. If Mr. Devine's employment is terminated without "cause" (as defined in the Devine Employment Agreement) or if Mr. Devine terminates his employment for "good reason" (as defined in the Devine Employment Agreement) prior to the fifth annual anniversary of the consummation of the Chancellor Merger, Mr. Devine will receive on such termination date a number of options equal to 750,000 minus the number of options previously granted to Mr. Devine pursuant to the preceding sentence prior to such date. In addition, in recognition of Mr. Devine's rights under his prior employment agreement, the Company granted Mr. Devine an option to acquire an additional 112,500 shares of Common Stock on the closing date of the Chancellor Merger. The Devine Employment Agreement provides that all options granted pursuant to the Devine Employment Agreement will be exercisable for ten years from the date of grant of the option (notwithstanding any termination of employment), at a price per share equal to the market price for Common Stock at the close of trading on the day immediately preceding the date of the grant. The Devine Employment Agreement provides that, in the event of termination of Mr. Devine's employment by the Company without "cause" or by Mr. Devine with "good reason," the Company shall make a one-time cash payment to Mr. Devine in a gross amount such that the net payments retained by Mr. Devine (after payment by the Company of any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, with respect to such payment) shall equal $2,000,000. The Devine Employment Agreement further provides that, in the event of termination of Mr. Devine's employment by Mr. Devine for other than "good reason," in exchange for Mr. Devine's agreement not to induce any employee of any radio station owned by the Company to terminate such employment or to become employed by any other radio station, the Company shall continue to pay Mr. Devine his applicable base salary through the earlier of the fifth anniversary of the closing date of the Chancellor Merger or the second anniversary of the termination of employment (the "Cessation Date"). In such event, the Company also has the right, in exchange for the payment at the end of each calendar year through the year which includes the Cessation Date of an annual amount equal to the product of Mr. Devine's average bonus multiplied by the fraction of each such calendar year which precedes the Cessation Date, to require that Mr. Devine not be employed by or perform activities on behalf of or have an ownership interest in any radio broadcasting station serving the same market as any radio station owned by the Company. The Devine Employment Agreement further provides that if Mr. Devine's employment is terminated by reason of expiration or non-renewal of the Devine Employment Agreement, the Company shall make a one-time cash payment to Mr. Devine equal to two times the amount of his annual base salary for the contract year in which such employment terminates.

  O'Keefe Employment Agreement

     In February of 1996, the Company entered into an employment agreement (the "O'Keefe Employment Agreement") with Mr. O'Keefe that has a term through February 28, 1999 and provides for an annual base salary beginning at $300,000 in 1996 and increasing incrementally to $350,000 in 1998. The O'Keefe Employment Agreement provides for Mr. O'Keefe to receive an annual incentive bonus based upon a percentage of the amount by which the Company exceeds certain annual performance targets as defined in the agreement. The agreement also provides that Mr. O'Keefe is eligible for certain options to purchase Common

Stock. Pursuant to the agreement, Mr. O'Keefe was awarded options to purchase 300,000 shares of Common Stock. The stock options vest and become exercisable subject to Mr. O'Keefe's continued employment by the Company through February 28, 1999. However, Mr. O'Keefe may be eligible to exercise the options on a pro rata basis in the event he is terminated prior to February 28, 1999 upon certain events specified in his employment agreement, including Mr. O'Keefe's death or disability, a change in control of the Company, termination without cause and a material breach of the employment agreement by the Company leading to the resignation of Mr. O'Keefe. The agreement terminates upon the death of Mr. O'Keefe and may be terminated by the Company upon the disability of Mr. O'Keefe or for or without "cause" (as defined in the agreement). During the term of the agreement, Mr. O'Keefe is prohibited from engaging in certain activities competitive with the business of the Company. However, with the approval of the Company, Mr. O'Keefe may engage in activities not directly competitive with the business of the Company as long as such activities do not materially interfere with Mr. O'Keefe's employment obligations. On March 1, 1997, Evergreen and Mr. O'Keefe amended the O'Keefe Employment Agreement in order to make certain provisions of the O'Keefe Employment Agreement comparable to those contained in Mr. de Castro's and Mr. Devine's former employment agreement.

     On September 4, 1997, the Company amended its employment agreement (the "O'Keefe Amendment") with Mr. O'Keefe. As a result of the O'Keefe Amendment, the O'Keefe Employment Agreement is to expire as of December 31, 1997, and the O'Keefe Amendment is effective on January 1, 1998. The O'Keefe Amendment, which has a term through December 31, 2000, provides for an initial annual base salary of $500,000 for the first year of the employment agreement, to be increased each year by $25,000. In addition, the O'Keefe Amendment provides for an annual bonus based upon the financial performance of the Company in relation to certain annual performance targets which are defined in the O'Keefe Amendment. The O'Keefe Amendment provides that, on January 1, 1998, 1999 and 2000, assuming that Mr. O'Keefe remains employed by the Company on such dates, Mr. O'Keefe shall be granted options to purchase 100,000 shares of Common Stock. Furthermore, with respect to the option to purchase 300,000 shares of Common Stock granted under the O'Keefe Employment Agreement, (i) all such options will become exercisable on February 28, 1999 if Mr. O'Keefe remains employed by the Company on such date, (ii) if Mr. O'Keefe's employment is terminated as a result of Mr. O'Keefe's death or disability or resignation by Mr. O'Keefe following a material breach of the O'Keefe Amendment by the Company, a prorated portion of such options will become exercisable and (iii) if Mr. O'Keefe's employment is terminated without "cause" (as defined in the O'Keefe Amendment) or there is a "change of control" (as defined in the O'Keefe Amendment), all such options shall become exercisable. The O'Keefe Amendment provides that all options described in the O'Keefe Amendment will be exercisable for seven years from the date of grant of the option, and that all options granted pursuant to the O'Keefe Amendment will be granted at a price per share equal to the market price for Common Stock on the date of the grant. The O'Keefe Amendment provides that, in the event of termination of Mr. O'Keefe's employment by the Company without "cause," the Company shall pay Mr. O'Keefe his base salary and a prorated annual bonus and provide health and life insurance coverage until the earlier of the expiration of the term of the O'Keefe Amendment or the date on which Mr. O'Keefe becomes employed in a position providing similar compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The members of the compensation committee of Chancellor Media, CMHC and CMCLA are Messrs. Hicks, Massey, Jordan, Marcus and Lewis. Mr. Hicks serves as chairman of the compensation committee, and also serves as the Chairman of the Board of Chancellor Media, CMHC and CMCLA. Messrs. Massey and Marcus previously served on the compensation committee of Chancellor, and Mr. Lewis previously served on the compensation committee of Evergreen.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists information concerning the beneficial ownership of the Common Stock of Chancellor Media on March 1, 1998 by (i) each director and executive officer of Chancellor Media and their affiliates, (ii) all directors and executive officers as a group and (iii) each person known to the Company to own beneficially more than 5% of the Common Stock of Chancellor Media. As of March 1, 1998, 1,000 shares of the common stock of CMCLA are held beneficially and of record by CMHC, and 40 shares are held beneficially and of record by KMG, which is a wholly-owned subsidiary of CMHC. As of March 1, 1998. All of the common stock of CMHC is held beneficially and of record by Chancellor Media Corporation.

NAME OF STOCKHOLDER                                            SHARES        PERCENT(1)
-------------------                                          ----------      ----------
Scott K. Ginsburg..........................................   4,718,132(2)       3.9%
James E. de Castro.........................................   1,220,000(3)         *
Matthew E. Devine..........................................     562,500(4)         *
Kenneth J. O'Keefe.........................................     179,000(5)         *
Thomas O. Hicks............................................  16,444,371(6)      13.7%
Perry J. Lewis.............................................     133,548(7)         *
Thomas J. Hodson...........................................      15,000(8)         *
Eric C. Neuman.............................................       6,356            *
Lawrence D. Stuart, Jr.....................................       9,910            *
Jeffrey A. Marcus..........................................      87,878(9)         *
John H. Massey.............................................      41,024(10)        *
Steven Dinetz..............................................   1,681,226(11)      1.3%
Vernon E. Jordan, Jr.......................................          --            *
All directors and executive officers as a group............  25,098,945(12)     20.9%
Hicks Muse and affiliates..................................  16,444,371(13)     13.7%
Putnam Investments, Inc....................................  15,703,966(14)     13.1%
Janus Capital Corp.........................................   6,517,600(15)      5.4%

---------------

  *  Less than one percent (1%).

 (1) Assumes that 120,145,483 primary shares of Chancellor Media Common Stock were issued and outstanding as of March 1, 1998.

 (2) Includes options to purchase 500,000 shares and 14,400 shares held by Mr. Ginsburg as custodian for his children.

 (3) Consists of options to purchase 1,220,000 shares.

 (4) Consists of options to purchase 562,500 shares.

 (5) Includes options to purchase 175,000 shares.

 (6) Consists of 778,969 shares owned of record by Mr. Hicks, 346,736 shares owned of record by Mr. Hicks as trustee for certain trusts of which his children are beneficiaries and 20,816 shares owned of record by Mr. Hicks as co-trustee of a trust for the benefit of unrelated parties. Also includes 15,297,850 shares owned of record by three limited partnerships of which the ultimate general partners are entities controlled by Mr. Hicks and Hicks Muse. Mr. Hicks is the controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. Mr. Hicks disclaims beneficial ownership of shares not owned of record by him.

 (7) Includes options to purchase 15,000 shares.

 (8) Consists of options to purchase 15,000 shares.

 (9) Includes options to purchase 24,242 shares.

(10) Consists of options to purchase 24,242 shares and 16,782 shares held by Mr. Massey's wife as her separate property.

(11) Includes (i) options to purchase 1,549,138 shares, (ii) 1,090 shares held by an individual retirement account for the benefit of Mr. Dinetz and (iii) 1,000 shares held by Mr. Dinetz' daughter. Mr. Dinetz disclaims beneficial ownership of the shares of Chancellor Media Common Stock that are not owned by him of record.

(12) Includes options to purchase 4,085,122 shares.

(13) Consists of 778,969 shares owned of record by Mr. Hicks, 346,736 shares owned of record by Mr. Hicks as trustee for certain trusts of which his children are beneficiaries and 20,816 shares owned of record by Mr. Hicks as co-trustee of a trust for the benefit of unrelated parties. Also includes 15,297,850 shares owned of record three limited partnerships of which the ultimate general partners are entities controlled by Mr. Hicks or Hicks Muse. Mr. Hicks is the controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Michael J. Levitt, and Alan B. Menkes are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of shares held by such partnerships. Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt and Menkes disclaim the existence of a group and each of them disclaims beneficial ownership of shares not owned of record by him. The address of Hicks Muse is 200 Crescent Court, Suite 1600, Dallas, TX 75201.

(14) The address of Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109.

(15) The address of Janus Capital Corp. is 100 Fillmore Street, Denver, CO 80206-4923.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 1997, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 18,727,028 shares of Common Stock of the Company. Mr. Hicks was elected Chairman of the Board and a director of the Company upon consummation of the Chancellor Merger.

     The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997, (the "Financial Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. Pursuant thereto, the Company pays to Hicks Muse Partners an annual fee of not less than $1.0 million, subject to increase or decrease (but not below $1.0 million), based upon changes in the Consumer Price Index. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the Financial Monitoring and Oversight Agreement. The Financial Monitoring and Oversight Agreement provides that the agreement will terminate at such time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of Common Stock beneficially owned by them, collectively. The Company paid Hicks Muse Partners $0.3 million in 1997 pursuant to the Financial Monitoring and Oversight Agreement which is included in corporate general and administrative expense in the accompanying consolidated statement of operations.

     In connection with the consummation of the Chancellor Merger, a Financial Advisory Agreement among Chancellor, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the Financial Advisory Agreement in respect of the transactions contemplated by the Chancellor Merger, HM2/Management was paid a fee of $10.0 million in cash upon consummation of the Chancellor Merger which was accounted for as a direct acquisition cost. As part of the termination of the Financial Advisory Agreement, the Company paid Hicks Muse Partners $1.5 million for financial advisory services in connection with the Katz Acquisition which was accounted for as a direct acquisition cost.

     Vernon E. Jordan, Jr., a director of the Company, also serves on the board of directors of Bankers Trust Company and Bankers Trust New York Corporation. Affiliates of Bankers Trust Company and Bankers Trust New York Corporation have provided a variety of commercial banking, investment banking and financial advisory services to the Company, and expect to continue to provide such services to the Company in the future.

     Chancellor Media is subject to that certain Amended and Restated Stockholders Agreement, dated as of February 14, 1996, as amended on September 4, 1997 (the "Chancellor Stockholders Agreement"), among Chancellor and certain holders of the Common Stock held by former stockholders of Chancellor, which provides for certain registration rights for the shares of Common Stock held by such holders. In addition, Chancellor Media is subject to an additional registration rights agreement relating to the Common Stock held by former stockholders of Chancellor (collectively with the Chancellor Stockholders Agreement, the "Registration Rights Agreements"). Each of the Registration Rights Agreements relates to shares of Common Stock held by certain affiliates of Hicks Muse, and in one instance, shares of Common Stock held by an unaffiliated third party.

     As part of the Chancellor Merger, the Company has made certain cash payments and accelerated the vesting of certain stock options previously granted by Chancellor to Steven Dinetz, a director of the Company. For a description of these transactions, see "Executive Compensation -- Compensation of Executive Officers" contained in Part III -- Item 11 of this Annual Report on Form 10-K.

     The Company has entered into the Capstar Transaction with Capstar, which is affiliated with the Company. For a description of this transaction, see "Business -- Recent Developments -- Pending Transactions" contained in Part
I -- Item 1 of this Annual Report on Form 10-K.

     Certain of the Company's radio stations have engaged Katz, a wholly-owned subsidiary of the Company which the Company acquired in October 1997, to sell national spot advertising air time. For a description of the Katz Acquisition, see "Business -- Recent Developments -- Transactions Completed Since January 1, 1997" contained in Part I -- Item 1 of this Annual Report on Form 10-K. Additionally, the Company's radio stations (as well as stations owned by Capstar) are affiliated with The AMFM Radio Networks, a new national radio network created by the Company in 1997. For a description of The AMFM Radio Networks, see "Business -- Recent Developments -- The AMFM Radio Networks" contained in Part I -- Item 1 of this Annual Report on Form 10-K.

     Under the terms of the Company's employment agreement with Mr. Ginsburg, the Company has agreed to make to Mr. Ginsburg a ten-year unsecured loan. For a discussion of the terms of the loan, see "Executive Compensation -- Employment Agreements" set forth in Part III -- Item 11 of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements.

      2. Financial Statement Schedules.

         The financial statements and financial statement schedules listed in the index to the Consolidated Financial Statements of Chancellor Media and CMCLA that appear on Page F-1 of this Report on Form 10-K are filed as part of this Report.

      3. Exhibits.

         The exhibits to this Report on Form 10-K are listed under item 14(c) below.

  (b) Reports on Form 8-K.

      1. Current Report on Form 8-K, dated February 16, 1997 and filed March 9, 1997, of Evergreen, reporting certain events related to the execution of the agreements contemplated by the Viacom Acquisition and the Chancellor Merger.

       2. Current Report on Form 8-K, dated April 1, 1997 and filed May 9, 1997, of Evergreen, reporting certain events related to the execution of the agreements contemplated by the Gannett Acquisition, the Senior Credit Facility and the consummation of other transactions previously described.

       3. Current Report on Form 8-K, dated May 27, 1997 and filed May 28, 1997, of Evergreen, reporting certain pro forma financial information.

       4. Current Report on Form 8-K, dated May 27, 1997 and filed May 29, 1997, of Evergreen, reporting a press release related to the placement of the $3.00 Convertible Preferred Stock described herein.

       5. Current Report on Form 8-K, dated May 30, 1997 and filed June 4, 1997, of Evergreen, providing the following financial statement information:
          (I) KKSF-FM/KDFC-FM/AM, (ii) WJLB-FM/WMXD-FM, (iii) WDAS-FM/AM, (iv) WPNT-FM and (v) WLTW-FM, WAXQ-FM, WMZQ-FM, WJZW-AM, WBZS-AM and WZHF-AM.

       6. Current Report on Form 8-K, dated June 11, 1997 and filed June 12, 1997, of Evergreen, reporting a press release related to the placement of the $3.00 Convertible Preferred Stock described herein.

       7. Current Report on Form 8-K, dated June 16, 1997 and filed July 2, 1997, of Evergreen, reporting certain events related to the execution of the agreement contemplated by Viacom Acquisition, the consummation of certain transactions previously described and the completion of the placement of the $3.00 Convertible Preferred Stock.

       8. Current Report on Form 8-K, dated July 7, 1997 and filed July 31, 1997, of Evergreen, reporting certain events related to the Katz Acquisition and the consummation of certain transactions previously described.

       9. Current Report on Form 8-K, dated September 5, 1997 and filed September 17, 1997, as amended on Form 8-K/A, of Chancellor Media and CMCLA, reporting the consummation of the Chancellor Merger and providing financial data related to the consummation of the Chancellor Merger.

      10. Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA, reporting the change in certifying accountants.

      11. Current Report on Form 8-K, dated December 22, 1997 and filed December 30, 1997, of CMCLA, reporting the placement of the 8 1/8% Notes and the consummation of the Gannett Acquisition described herein.

      12. Current Report on Form 8-K, dated January 13, 1998 and filed January 13, 1998, of Chancellor Media and CMCLA, as amended on Form 8-K/A dated February 10, 1998, reporting certain pro forma financial information.

      13. Current Report on Form 8-K, dated February 23, 1998 and filed February 27, 1998, of Chancellor Media, reporting certain transactions related to the 1998 Offering described herein.

      14. Current Report on Form 10-K, dated March 10, 1998 and filed March 12, 1998, of Chancellor Media and CMCLA, reporting certain transactions related to the 1998 Offering described herein.

  (c)   Exhibits

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
        (h)2.11          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        (i)2.11A         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated September
                            7, 1995.
        (i)2.11B         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated January
                            11, 1996.
        (j)2.12          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        (n)2.13          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        (o)2.14          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio System Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        (o)2.15          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holding Corporation, WHTT (AM) License Corp. (see table
                            of contents for list of omitted exhibits and schedules).
        (o)2.16          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        (p)2.17          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        (p)2.18          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibit
                            and schedules).
        (p)2.19          -- Purchase Agreement dated June 27, 1996 between WEDR, Inc.
                            and Evergreen Media Corporation of Los Angeles (see table
                            of contents for list of omitted schedules).
        (p)2.21          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles.
        (p)2.22          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.
        (p)2.23          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM) (see
                            table of content for list of omitted exhibits and
                            schedules).

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
        (p)2.24          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (see table of
                            contents for list of omitted schedules).
        (q)2.25          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. Evergreen Media Corporation.
        (q)2.26          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp. WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        (q)2.27          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        (r)2.28          -- Stock Purchase Agreement by and between Viacom
                            International, Inc. and Evergreen Media Corporation of
                            Los Angeles, dated February 16, 1997 (see table of
                            contents for omitted schedule and exhibits).
        (r)2.29          -- Agreement and Plan of Merger by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        (r)2.30          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P. The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks, and H. Rand Reynolds, as Trustee for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        (r)2.31          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation of Los
                            Angeles, and Evergreen Media Corporation, dated as of
                            February 19, 1997.
        (s)2.32          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/ WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (see table of contents for list of omitted
                            schedules).
        (s)2.33          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Los Angeles,
                            Evergreen Media Corporation of the East and Evergreen
                            Media Corporation of Carolinaland, dated as of December
                            5, 1996 (see table of contents for list of omitted
                            schedules).
        (t)2.34          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
        (t)2.35          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
        (t)2.36          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        (y)2.41          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Evergreen
                            Mezzanine Holdings Corporation, dated as of February 19,
                            1997, as amended and restated on July 31, 1997.
       (gg)2.42          -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
       (ss)2.43          -- Letter Agreement, dated February 20, 1998, between
                            Chancellor Media Corporation of Los Angeles and Capstar
                            Broadcasting Corporation.
       (rr)3.1C          -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
       (rr)3.2B          -- Amended and Restated Bylaws of Chancellor Media.
       (ff)3.3           -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles (formerly known as Evergreen
                            Media Corporation of Los Angeles).
       (pp)3.3A          -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
          *3.3B          -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed October 28, 1997.
       (ff)3.4           -- Bylaws of Chancellor Media Corporation of Los Angeles.
        (t)4.10          -- Second Amended and Restated Loan Agreement dated as of
                            April 25, 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas) Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        (z)4.11          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the administrative Agent.
        (y)4.12          -- Specimen Common Stock Certificate of Chancellor Media.
        (y)4.13          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        (y)4.14          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
       (aa)4.15          -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
       (bb)4.16          -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
       (cc)4.17          -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
       (dd)4.18          -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
       (ee)4.19          -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2004 of CMCLA.
       (ff)4.21          -- Specimen 12 1/4% Series A Senior Cumulative Exchangeable
                            Preferred Stock Certificate of CMCLA.
       (ff)4.22          -- Specimen 12% Exchangeable Preferred Stock Certificate of
                            CMCLA.
       (ff)4.23          -- Form of Certificate of Designation for 12 1/4% Series A
                            Senior Cumulative Exchangeable Preferred Stock of CMCLA.
       (ff)4.24          -- Form of Certificate of Designation for 12% Exchangeable
                            Preferred Stock of CMCLA.
       (pp)4.25          -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
       (hh)4.26          -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
       (pp)4.27          -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
       (pp)4.28          -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
       (pp)4.29          -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
       (pp)4.30          -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
       (qq)4.31          -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
       (qq)4.32          -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
       (qq)4.33          -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debenture
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
          *4.34          -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
          *4.35          -- Second Supplemental Indenture, dated as of October 28,
                            1997 to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007.

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          *4.36          -- Third Amendment to Second Amended and Restated Loan
                            Agreement, dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
          *4.37          -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
       (f)10.23          -- Evergreen Media Corporation Stock Option Plan for
                            Non-employee Directors.
     **(n)10.26          -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       (o)10.28          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
    **(pp)10.30          -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
    **(pp)10.31          -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
    **(pp)10.32          -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
    **(pp)10.33          -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
    **(pp)10.34          -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
      (jj)10.36          -- Chancellor Broadcasting Company 1996 Stock Award Plan.
      (kk)10.37          -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
      (ll)10.38          -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
      (mm)10.39          -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neuman.
      (nn)10.40          -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
      (oo)10.41          -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
      (pp)16.1           -- Letter from KPMG Peat Marwick LLP to the Securities and
                            Exchange Commission dated September 29, 1997.
         *21.1           -- Subsidiaries of Chancellor Media.
         *21.2           -- Subsidiaries of CMCLA.
         *23.1           -- Consent of Coopers & Lybrand L.L.P.
         *23.2           -- Consent of KPMG Peat Marwick LLP
         *27.1           -- Financial Data Schedule of Chancellor Media Corporation.
         *27.2           -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

 *    Filed herewith.

**    Management contract or compensatory arrangement.

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

(rr) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ended September 30, 1997.

(ss) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of February 23, 1998 and filed as of February 27, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 26 DAY OF MARCH, 1998.

                                            CHANCELLOR MEDIA CORPORATION
                                            CHANCELLOR MEDIA CORPORATION OF LOS
                                            ANGELES

                                            By    /s/ MATTHEW E. DEVINE
                                             -----------------------------------
                                                      Matthew E. Devine
                                                  Senior Vice President and
                                                   Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ THOMAS O. HICKS                   Chairman of the Board            March 24, 1998
-----------------------------------------------------
                   Thomas O. Hicks

                /s/ SCOTT K. GINSBURG                  President, Chief Executive       March 17, 1998
-----------------------------------------------------    Officer and Director
                  Scott K. Ginsburg                      (Principal Executive Officer)

               /s/ JAMES E. DE CASTRO                  Chief Operating Officer and      March 17, 1998
-----------------------------------------------------    Director
                 James E. de Castro

                /s/ MATTHEW E. DEVINE                  Senior Vice President and Chief  March 26, 1998
-----------------------------------------------------    Financial Officer (Principal
                  Matthew E. Devine                      Financial Officer and
                                                         Principal Accounting Officer)

                /s/ THOMAS J. HODSON                   Director                         March 18, 1998
-----------------------------------------------------
                  Thomas J. Hodson

                 /s/ PERRY J. LEWIS                    Director                         March 24, 1998
-----------------------------------------------------
                   Perry J. Lewis

                 /s/ ERIC C. NEUMAN                    Director                         March 23, 1998
-----------------------------------------------------
                   Eric C. Neuman

                 /s/ JOHN H. MASSEY                    Director                         March 12, 1998
-----------------------------------------------------
                   John H. Massey

                /s/ JEFFREY A. MARCUS                  Director                         March 12, 1998
-----------------------------------------------------
                  Jeffrey A. Marcus

             /s/ LAWRENCE D. STUART, JR.               Director                         March 25, 1998
-----------------------------------------------------
               Lawrence D. Stuart, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ STEVEN DINETZ                    Director                         March 17, 1998
-----------------------------------------------------
                    Steven Dinetz

              /s/ VERNON E. JORDAN, JR.                Director                         March 24, 1998
-----------------------------------------------------
                Vernon E. Jordan, Jr.

                         INDEX TO FINANCIAL STATEMENTS
                         (ITEM 14(A)1) AND ITEM 14(A)2)

CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES
  Report of Independent Accountants.........................  F-2
  Independent Auditors' Report..............................  F-3
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................  F-4
  Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.......................  F-5
  Consolidated Statements of Changes in Common Stockholder's
     Equity for the years ended December 31, 1995, 1996 and
     1997...................................................  F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.......................  F-7
  Notes to Consolidated Financial Statements................  F-8
  Report of Independent Accountants.........................  F-33
  Parent Company Condensed Balance Sheets as of December 31,
     1996 and 1997..........................................  F-34
  Parent Company Condensed Statements of Operations for the
     years ended December 31, 1995, 1996 and 1997...........  F-35
  Parent Company Condensed Statements of Cash Flows for the
     years ended December 31, 1995, 1996 and 1997...........  F-36
  Notes to Parent Company Condensed Financial Statements....  F-37
  Schedule II -- Valuation and Qualifying Accounts..........  F-38
CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES
  Report of Independent Accountants.........................  F-39
  Independent Auditors' Report..............................  F-40
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................  F-41
  Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.......................  F-42
  Consolidated Statements of Changes in Common Stockholder's
     Equity for the years ended December 31, 1995, 1996 and
     1997...................................................  F-43
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and
     1997...................................................  F-44
  Notes to Consolidated Financial Statements................  F-45
  Report of Independent Accountants.........................  F-68
  Schedule II -- Valuation and Qualifying Accounts..........  F-69

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Chancellor Media Corporation:

     We have audited the accompanying consolidated balance sheet of Chancellor Media Corporation and subsidiaries (collectively, the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 10, 1998, except for notes 2(b) paragraphs 1 and 3-5 as to which the date is February 20, 1998 and 9(b) paragraph 6 as to which the date is March 13, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Chancellor Media Corporation:

     We have audited the accompanying consolidated balance sheet of Chancellor Media Corporation (formerly Evergreen Media Corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as of and for the years ended December 31, 1995 and 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Media Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
January 31, 1997

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                 1996          1997
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $    3,060    $   16,584
  Accounts receivable, less allowance for doubtful accounts
     of $2,292 in 1996 and $12,651 in 1997..................      85,159       239,869
  Other current assets (note 3).............................       6,352        27,208
                                                              ----------    ----------
          Total current assets..............................      94,571       283,661
Property and equipment, net (note 4)........................      48,193       159,797
Intangible assets, net (note 5).............................     853,643     4,404,443
Other assets, net (note 3)..................................      24,552       113,576
                                                              ----------    ----------
                                                              $1,020,959    $4,961,477
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (note 6)............  $   26,650    $  171,017
  Current portion of long-term debt (note 7)................      26,500            --
                                                              ----------    ----------
          Total current liabilities.........................      53,150       171,017
Long-term debt, excluding current portion (note 7)..........     331,500     2,573,000
Deferred tax liabilities (note 11)..........................      86,098       361,640
Other liabilities...........................................         800        44,405
                                                              ----------    ----------
          Total liabilities.................................     471,548     3,150,062
                                                              ----------    ----------
Redeemable preferred stock (note 8):
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding in 1997;
     liquidation preference of $121,274.....................          --       119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding
     in 1997; liquidation preference of $223,519............          --       211,763
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding in 1997....................................          --       110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding in
     1997...................................................          --       299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 78,077,696 shares in
     1996 and 119,921,814 shares in 1997....................         781         1,199
  Class B common stock, $.01 par value. Authorized 4,500,000 shares; issued and outstanding 6,232,132 shares in
     1996...................................................          62            --
  Paid-in capital...........................................     662,080     1,226,930
  Accumulated deficit.......................................    (113,512)     (157,422)
                                                              ----------    ----------
          Total stockholders' equity........................     549,411     1,480,207
                                                              ----------    ----------
Commitments and contingencies (notes 2, 7 and 12)...........
                                                              $1,020,959    $4,961,477
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                1995       1996       1997
                                                              --------   --------   --------
Gross revenues..............................................  $186,365   $337,405   $663,804
  Less agency commissions...................................    23,434     43,555     81,726
                                                              --------   --------   --------
     Net revenues...........................................   162,931    293,850    582,078
                                                              --------   --------   --------
Operating expenses:
  Station operating expenses excluding depreciation and
     amortization...........................................    97,674    174,344    316,248
  Depreciation and amortization.............................    47,005     93,749    185,982
  Corporate general and administrative......................     4,475      7,797     21,442
                                                              --------   --------   --------
     Operating expenses.....................................   149,154    275,890    523,672
                                                              --------   --------   --------
     Operating income.......................................    13,777     17,960     58,406
                                                              --------   --------   --------
Nonoperating (income) expenses:
  Interest expense..........................................    19,199     37,527     85,017
  Interest income...........................................       (55)      (477)    (1,922)
  Gain on disposition of assets (note 2)....................        --         --    (18,380)
  Other expense, net........................................       291         --        383
                                                              --------   --------   --------
     Nonoperating expenses, net.............................   (19,435)   (37,050)   (65,098)
                                                              --------   --------   --------
     Loss before income taxes and extraordinary item........    (5,658)   (19,090)    (6,692)
Income tax expense (benefit) (note 11)......................       192     (2,896)     7,802
Dividends on preferred stock of subsidiary (note 8).........        --         --     12,901
                                                              --------   --------   --------
     Loss before extraordinary item.........................    (5,850)   (16,194)   (27,395)
Extraordinary item -- loss on extinguishment of debt, net of
  income tax benefit (note 7)...............................        --         --      4,350
                                                              --------   --------   --------
     Net loss...............................................    (5,850)   (16,194)   (31,745)
Preferred stock dividends (note 9(a)).......................     4,830      3,820     12,165
                                                              --------   --------   --------
     Net loss attributable to common stockholders...........  $(10,680)  $(20,014)  $(43,910)
                                                              ========   ========   ========
Basic and diluted loss per common share (notes 1(l) and 9):
  Before extraordinary item.................................  $   (.26)  $   (.33)  $   (.41)
  Extraordinary item........................................        --         --       (.05)
                                                              --------   --------   --------
     Net loss...............................................  $   (.26)  $   (.33)  $   (.46)
                                                              ========   ========   ========
Weighted average common shares outstanding..................    41,442     60,414     95,636
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                       CONVERTIBLE                                     CLASS B
                                                     PREFERRED STOCK          COMMON STOCK          COMMON STOCK
                                                  ---------------------   --------------------   -------------------    WARRANTS
                                                    SHARES      AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT   (NOTE 9(C))
                                                  ----------   --------   -----------   ------   ----------   ------   -----------
Balances at December 31, 1994...................   1,610,000   $ 80,500    19,918,768   $ 199     6,296,632    $ 63     $ 12,488
Issuance of Common Stock in acquisition (note
  9(b)).........................................          --         --    11,222,018     112            --      --           --
Issuance of Common Stock in public offering
  (note 9(b))...................................          --         --    14,700,000     147            --      --           --
Exercise of common stock warrants (note 9(c))...          --         --     3,902,772      39            --      --      (12,488)
Conversion of Class B Common Stock to Common
  Stock.........................................          --         --        64,500       1       (64,500)     (1)          --
Exercise of common stock options (note 9(d))....          --         --        51,000       1            --      --           --
Convertible preferred stock dividends (note
  9(a)).........................................          --         --            --      --            --      --           --
Net loss........................................          --         --            --      --            --      --           --
                                                  ----------   --------   -----------   ------   ----------    ----     --------
Balances at December 31, 1995...................   1,610,000     80,500    49,859,058     499     6,232,132      62           --
Issuance of Common Stock in public offering
  (note 9(b))...................................          --         --    18,000,000     180            --      --           --
Conversion of 1993 Preferred Stock (note
  9(a)).........................................  (1,608,297)   (80,415)   10,051,832     100            --      --           --
Redemption of 1993 Preferred Stock (note
  9(a)).........................................      (1,703)       (85)           --      --            --      --           --
Exercise of common stock options (note 9(d))....          --         --       166,806       2            --      --           --
Convertible preferred stock dividends (note
  9(a)).........................................          --         --            --      --            --      --           --
Net loss........................................          --         --            --      --            --      --           --
                                                  ----------   --------   -----------   ------   ----------    ----     --------
Balances at December 31, 1996...................          --         --    78,077,696     781     6,232,132      62           --
Issuance of $3.00 Convertible Preferred Stock
  (note 9(a))...................................   5,990,000    299,500            --      --            --      --           --
Issuance of Common Stock in merger (note
  9(b)).........................................          --         --    34,617,460     346            --      --           --
Issuance of common stock options in merger (note
  9(d)).........................................          --         --            --      --            --      --           --
Issuance of 7% Preferred Stock in merger (note
  9(a)).........................................   2,200,000    110,000            --      --            --      --           --
Conversion of Class B Common Stock (note
  9(b)).........................................          --         --     6,232,132      62    (6,232,132)    (62)          --
Exercise of common stock options (note 9(d))....          --         --       994,526      10            --      --           --
Convertible preferred stock dividends (note
  9(a)).........................................          --         --            --      --            --      --           --
Net loss........................................          --         --            --      --            --      --           --
                                                  ----------   --------   -----------   ------   ----------    ----     --------
Balances at December 31, 1997...................   8,190,000   $409,500   119,921,814   $1,199           --    $ --     $     --
                                                  ==========   ========   ===========   ======   ==========    ====     ========


                                                                                 TOTAL
                                                   PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                   CAPITAL       DEFICIT        EQUITY
                                                  ----------   -----------   -------------
Balances at December 31, 1994...................  $  101,921    $ (82,818)    $  112,353
Issuance of Common Stock in acquisition (note
  9(b)).........................................      70,026           --         70,138
Issuance of Common Stock in public offering
  (note 9(b))...................................     132,574           --        132,721
Exercise of common stock warrants (note 9(c))...      12,462           --             13
Conversion of Class B Common Stock to Common
  Stock.........................................          --           --             --
Exercise of common stock options (note 9(d))....          31           --             32
Convertible preferred stock dividends (note
  9(a)).........................................          --       (4,830)        (4,830)
Net loss........................................          --       (5,850)        (5,850)
                                                  ----------    ---------     ----------
Balances at December 31, 1995...................     317,014      (93,498)       304,577
Issuance of Common Stock in public offering
  (note 9(b))...................................     264,056           --        264,236
Conversion of 1993 Preferred Stock (note
  9(a)).........................................      80,315           --             --
Redemption of 1993 Preferred Stock (note
  9(a)).........................................          (5)          --            (90)
Exercise of common stock options (note 9(d))....         700           --            702
Convertible preferred stock dividends (note
  9(a)).........................................          --       (3,820)        (3,820)
Net loss........................................          --      (16,194)       (16,194)
                                                  ----------    ---------     ----------
Balances at December 31, 1996...................     662,080     (113,512)       549,411
Issuance of $3.00 Convertible Preferred Stock
  (note 9(a))...................................     (11,692)          --        287,808
Issuance of Common Stock in merger (note
  9(b)).........................................     536,225           --        536,571
Issuance of common stock options in merger (note
  9(d)).........................................      34,977           --         34,977
Issuance of 7% Preferred Stock in merger (note
  9(a)).........................................          --           --        110,000
Conversion of Class B Common Stock (note
  9(b)).........................................          --           --             --
Exercise of common stock options (note 9(d))....       5,340           --          5,350
Convertible preferred stock dividends (note
  9(a)).........................................          --      (12,165)       (12,165)
Net loss........................................          --      (31,745)       (31,745)
                                                  ----------    ---------     ----------
Balances at December 31, 1997...................  $1,226,930    $(157,422)    $1,480,207
                                                  ==========    =========     ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                           1995         1996          1997
                                                         ---------    ---------    -----------
Cash flows from operating activities:
  Net loss...........................................    $  (5,850)   $ (16,194)   $   (31,745)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation....................................        5,508        7,707         14,918
     Amortization of goodwill, intangible assets and
       other assets..................................       41,497       86,042        171,064
     Provision for doubtful accounts.................          904        2,179          5,174
     Deferred income tax benefit.....................         (479)      (4,353)        (3,829)
     Gain on disposition of assets...................           --           --        (18,380)
     Dividends on preferred stock of subsidiary......                                   12,901
     Loss on extinguishment of debt, net of income
       tax benefit...................................           --           --          4,350
     Changes in certain assets and liabilities, net
       of effects of acquisitions:
       Accounts receivable...........................       (6,628)     (28,146)       (29,977)
       Other current assets..........................          724       (2,804)           733
       Accounts payable and accrued expenses.........        3,711        3,991         20,004
       Other assets..................................         (184)        (354)        (4,283)
       Other liabilities.............................          490         (587)        (1,416)
                                                         ---------    ---------    -----------
          Net cash provided by operating
            activities...............................       39,693       47,481        139,514
                                                         ---------    ---------    -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.................     (188,004)    (457,764)    (1,631,505)
  Escrow deposits on pending acquisitions............           --      (17,000)        (4,655)
  Proceeds from sale of assets.......................           --       32,000        269,250
  Payments made on purchases of representation
     contracts.......................................           --           --        (31,456)
  Payments received on sales of representation
     contracts.......................................           --           --          9,296
  Capital expenditures...............................       (2,642)      (6,543)       (11,666)
  Other..............................................       (1,466)     (12,631)       (22,273)
                                                         ---------    ---------    -----------
          Net cash used by investing activities......     (192,112)    (461,938)    (1,423,009)
                                                         ---------    ---------    -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...........      186,000      447,750      2,945,250
  Principal payments on long-term debt...............     (159,000)    (290,750)    (1,901,250)
  Net proceeds from issuance of common stock,
     preferred stock and warrants....................      132,766      264,938        293,158
  Dividends on preferred stock.......................       (4,830)      (3,820)       (14,572)
  Payments for debt issuance costs...................         (303)      (3,941)       (25,567)
  Redemption of preferred stock......................           --          (90)            --
                                                         ---------    ---------    -----------
          Net cash provided by financing
            activities...............................      154,633      414,087      1,297,019
                                                         ---------    ---------    -----------
Increase (decrease) in cash and cash equivalents.....        2,214         (370)        13,524
Cash and cash equivalents at beginning of year.......        1,216        3,430          3,060
                                                         ---------    ---------    -----------
Cash and cash equivalents at end of year.............    $   3,430    $   3,060    $    16,584
                                                         =========    =========    ===========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Chancellor Media Corporation (formerly known as Evergreen Media Corporation) ("Chancellor Media") and its subsidiaries (collectively, the "Company") own and operate commercial radio stations in various geographical regions across the United States. The Company's station portfolio as of December 31, 1997 included 96 stations (68 FM and 28 AM) comprising a total of 11 station clusters of four or five FM stations ("superduopolies") in seven of the 12 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit -- and in four other large markets -- Denver, Minneapolis/St. Paul, Phoenix and Orlando. The Company also owns Katz Media Group, Inc. ("KMG" and, together with its operating subsidiaries, "Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the television, radio and cable industries.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of Chancellor Media and its subsidiaries all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense when incurred.

  (d) Intangible Assets

     Intangible assets consist primarily of broadcast licenses, goodwill, representation contracts and other identifiable intangible assets. Intangible assets resulting from acquisitions are valued based upon estimated fair values. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from 1 to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest over the remaining amortization periods of the related intangible assets. The projections are based on a historical trend line of actual results since the acquisitions of the respective stations adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

  (e) Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to expense over the lives of the related debt. During the years ended December 31, 1995, 1996 and 1997, the Company recognized amortization of debt issuance costs of $631, $1,113 and $1,337, respectively, which amounts are included in amortization expense in the accompanying consolidated statements of operations.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

  (g) Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities which impacted operations.

  (h) Revenue Recognition

     Revenue is derived primarily from the sale of radio advertising time to local and national advertisers and from commissions on sales of advertising time for radio and television stations and cable television systems under representation contracts by the Company's media representation firm, Katz Media Group, Inc. Revenue is recognized as advertisements are broadcast.

     Fees received or paid pursuant to various time brokerage agreements are recognized as gross revenues or amortized to expense, respectively, over the term of the agreement using the straight-line method.

  (i) Representation Contracts

     Representation contracts typically may be terminated by either party upon written notice one year after receipt of such notice. In accordance with industry practice, in lieu of termination, an arrangement is typically made for the purchase of such contracts by the successor representation firm. Under such arrangements, the purchase price paid by the successor representation firm is based upon the historic commission income projected over the remaining contract period, including the evergreen notice period, plus 2 months.

     Income resulting from the disposition of representation contracts is recognized as other revenue over the remaining life of the contracts sold. Other revenue on the disposition of representation contracts included in gross revenue in the accompanying consolidated statement of operations was $153 for the year ended December 31, 1997. Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization in the accompanying consolidated statement of operations was $380 for the year ended December 31, 1997.

  (j) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $19,134, $37,042 and $84,610 for interest in 1995, 1996 and 1997, respectively. The Company paid approximately $733 and $11,079 for income taxes in 1996 and 1997, respectively.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (k) Derivative Financial Instruments

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

  (l) Loss Per Common Share

     Loss per common share is based on the weighted average shares of common stock outstanding during each year. Stock options, the $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") and the 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") are not included in the calculation as their effect would be antidilutive.

     On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. On December 18, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend payable on January 12, 1998 to shareholders of record at the close of business on December 29, 1997. All share and per share data (other than authorized share data) contained in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the stock dividends.

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share,effective for the year ended December 31, 1997. This Statement establishes new standards for computing and presenting earnings per share and requires restatement of all prior period earnings per share data. The adoption of this Statement resulted in the dual presentation of basic and diluted earnings per share on the Company's income statement. In accordance with this statement, the Company has applied these provisions on a retroactive basis. Basic and diluted loss per common share does not differ from previously reported primary loss per share information for the years ended December 31, 1995 and 1996 due to the Company's loss position.

  (m) Disclosure of Certain Significant Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1995, 1996 and 1997, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1995, 1996 or 1997.

  (n) Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123,

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

  (o) Recently Issued Accounting Principles

     The Company adopted the provisions of SFAS No. 129, Disclosures of Information about Capital Structure, effective for the year ended December 31, 1997. This Statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

  (p) Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) ACQUISITIONS AND DISPOSITIONS

  (a) Completed Transactions

     In May 1995, the Company acquired Broadcasting Partners, Inc. ("BPI"), a publicly traded radio broadcasting company with seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets (the "BPI Acquisition"). The BPI Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into BPI, with BPI surviving the merger as a wholly-owned subsidiary of the Company. The BPI Acquisition included the conversion of each outstanding share of BPI common stock into the right to receive $12.00 in cash and .69 shares of the Company's Common Stock, resulting in total cash payments of $94,813 and the issuance of 11,222,018 shares of the Company's Common Stock valued at $6.25 per share. In addition, the Company retired existing BPI debt of $81,926 and incurred various other direct acquisition costs. The total purchase price, including closing costs, allocated to net assets acquired was approximately $258,634.

     On January 17, 1996, the Company acquired Pyramid Communications, Inc. ("Pyramid"), a radio broadcasting company with nine FM and three AM radio stations in five radio markets (Chicago, Philadelphia, Boston, Charlotte and Buffalo) (the "Pyramid Acquisition"). The Pyramid Acquisition was

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES effected through the merger of a wholly-owned subsidiary of the Company with and into Pyramid, with Pyramid surviving the merger as a wholly-owned subsidiary of the Company. The total purchase price, including closing costs, allocated to net assets acquired was approximately $316,343 in cash.

     On May 3, 1996, the Company acquired WKLB-FM in Boston from Fairbanks Communications for $34,000 in cash plus various other direct acquisition costs. On November 26, 1996, the Company exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The Company had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

     On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio for $19,500 in cash, and on August 1, 1996, the Company sold WSJZ-FM in Buffalo to American Radio Systems for $12,500 in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The combined net income of the Buffalo stations of approximately $733 has been excluded from the consolidated statement of operations for the year ended December 31, 1996. The excess of the proceeds over the carrying amounts at the dates of sale approximated $2,561 (including interest costs during the holding period of approximately $1,169) and has been accounted for as an adjustment to the original purchase price of the Pyramid Acquisition. The Company had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

     On August 14, 1996, the Company acquired KYLD-FM in San Francisco from Crescent Communications for $44,000 in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

     On October 18, 1996, the Company acquired WEDR-FM in Miami from affiliates of the Rivers Group for $65,000 in cash plus various other direct acquisition costs.

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

     On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM and KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale. The combined net income of KDFC-FM of approximately $934 has been excluded from the consolidated statement of operations for the year ended December 31, 1997. The excess of the proceeds over the carrying amount at the date of sale approximated $739 (including interest costs during the holding period of approximately $1,750) and has been accounted for as an adjustment to the original purchase price of the acquisition of KKSF-FM and KDFC-FM/AM.

     On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168,000 in cash plus various other direct acquisition costs. The

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

     On April 3, 1997, the Company exchanged WQRS-FM in Detroit (which the Company acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to the Company of WWRC-AM was therefore $22,500. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

     On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

     On May 15, 1997, the Company exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia (the "Charlotte Exchange"), and also sold the Company's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,536. The Charlotte Exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction.

     On May 30, 1997, the Company acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75,740 in cash (including $1,990 for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, the Company sold WPNT-FM in Chicago to Bonneville for $75,000 in cash and recognized a gain of $529.

     On June 3, 1997, the Company sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting for $14,750 in cash and recognized a gain of $9,258.

     On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552,559; (ii) $53,750 in escrow funds paid by the Company on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, the Company issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,808 which were used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The combined net income of WJZW-FM, WZHF-AM and WBZS-AM of approximately $153 has been excluded from the consolidated statement of operations for the year ended December 31, 1997. The excess of the carrying amounts over the proceeds at the dates of sale approximated $894 and has been accounted for as an adjustment to the original purchase price of the Viacom Acquisition.

     On July 7, 1997, the Company sold the Federal Communications Commission ("FCC") authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, Chancellor sold the call letters "KSAN-FM" (which Chancellor previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and Chancellor entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, and on July 7, 1997, Chancellor changed the call letters of KSAN-FM to KYLD-FM. Upon the

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES consummation of the Chancellor Merger (as defined herein), the Company changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

     On July 14, 1997, the Company completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80,000 which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, the Company applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The Company had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

     On July 21, 1997, the Company entered into a time brokerage agreement with Chancellor whereby the Company began managing certain limited functions of Chancellor's stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

     On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18,000 in the form of a promissory note. The promissory note bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas was required to post a $1,000 letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the Company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

     On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,000 which included $122,000 of borrowings outstanding under the KMG senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of KMG) and (iii) estimated acquisition costs of $7,500.

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/ AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to the Company) for $26,000 in cash plus various other direct acquisition costs, of which $1,655 was previously paid by Chancellor as escrow funds and are classified as other assets at December 31, 1997. The Company had previously been operating KXPK-FM under a time brokerage agreement since September 1, 1997.

     The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                       1995        1996         1997
                                                     --------    --------    ----------
Working capital, including cash of $492 in 1995,
  $1,011 in 1996 and $9,724 in 1997................  $ 12,012    $ 11,218    $   66,805
Property and equipment.............................    11,684      11,519       118,371
Assets held for sale (note 2)......................        --      32,000       131,000
Intangible assets..................................   264,650     465,824     3,823,746
Other assets.......................................        --          --        26,742
Deferred tax liability.............................   (29,712)    (61,218)     (279,371)
Other liabilities..................................        --          --       (39,681)
                                                     --------    --------    ----------
                                                     $258,634    $459,343    $3,847,612
                                                     ========    ========    ==========

     The pro forma consolidated condensed results of operations data for 1996 and 1997, as if the 1996 and 1997 acquisitions and dispositions discussed above, the 1996 Common Stock offering, 1996 preferred stock conversion and redemption, the 1997 preferred stock offering described in note 9, the 8 1/8% Notes offering described in note 7(f) and the amendment and restatement of the Senior Credit Facility described in note 7(a) occurred at January 1, 1996, follow:

                                                                     UNAUDITED
                                                              -----------------------
                                                                1996          1997
                                                              ---------    ----------
Net revenues................................................  $ 882,054    $1,002,784
Net loss....................................................   (216,229)     (149,683)
Basic and diluted net loss per common share.................      (2.02)        (1.46)

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     The pro forma results are not necessarily indicative of what would have occurred if the transactions had been in effect for the entire periods presented.

  (b) Pending Transactions

     On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting, Inc. ("SFX") pursuant to which Chancellor agreed to exchange WAPE-FM and WFYV-FM in Jacksonville and $11,000 in cash to SFX in return for WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Nassau/Suffolk (Long Island) (the "SFX Exchange"). The Company currently operates WBAB-FM, WBLI-FM, WHFM-FM and WGBB-FM pursuant to a time brokerage agreement effective July 1, 1996 and SFX currently operates WAPE-FM and WFYV-FM pursuant to a time brokerage agreement effective July 1, 1996. On November 6, 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") filed suit against the Company seeking to enjoin, under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), the Company's acquisition of the four Long Island properties from SFX. If the Company is unable to acquire the four Long Island properties, the SFX Exchange will not be consummated. Furthermore, under the terms of the Capstar Transaction (as defined below), upon consummation of Capstar Broadcasting Corporation's pending acquisition of SFX, the SFX Exchange would be terminated.

     On August 6, 1997, the Company paid $3,000 to Bonneville for an option to exchange WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington and $57,000 in cash for Bonneville's stations WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). The Bonneville Option was exercised on October 1, 1997, and definitive exchange documentation is presently being negotiated. The Company has entered into time brokerage agreements to operate KLDE-FM and KBIG-FM effective October 1, 1997 and WBIX-FM effective October 10, 1997 and has entered into time brokerage agreements to sell substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM effective October 1, 1997.

     On February 17, 1998, the Company entered into an agreement to acquire WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $72,000 in cash (including $4,000 paid by the Company in escrow on February 18, 1998), plus an amount equal to the value assigned to certain accounts receivable for the stations (the "Capitol Broadcasting Acquisition"). Consummation of the Capitol Broadcasting Acquisition is conditioned, among other things, on the consummation of the exchanges of the Company's Washington, D.C. stations that are subject to the Bonneville Option.

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") KTXQ-FM and KBFB-FM in Dallas/Ft.Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 (the "Capstar Transaction"). The Capstar/SFX Stations are presently owned by SFX, and are expected to be acquired by Capstar as part of Capstar's pending acquisition of SFX (the "Capstar/SFX Acquisition"). The Capstar/SFX Stations would be acquired by the Company in a series of purchases and exchanges over a period of three years, and would be operated by the Company under time brokerage agreements immediately upon the consummation of the Capstar/SFX Acquisition until acquired by the Company. As part of the Capstar Transaction, the SFX Exchange would, upon consummation of the Capstar/SFX Acquisition, be terminated and the Company would exchange WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53,000) plus $90,250 in cash for Capstar/SFX Station KODA-FM in Houston. The Company would pay approximately $494,250 for the remaining ten Capstar/SFX Stations. As part of the Capstar Transaction, the Company would, at the consummation of the Capstar/SFX Acquisition, provide a subordinated loan to Capstar in the principal amount of $250,000(the "Capstar Loan"). The Capstar Loan would bear interest at the rate of 12% per annum (subject to increase in certain circumstances), and would be secured by a senior

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES pledge of common stock of Capstar's direct subsidiaries and SFX and a senior guarantee by one of Capstar's direct subsidiaries. A portion of the Capstar Loan would be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. The Company's obligation to provide the Capstar Loan is conditioned, among other things, on Capstar's receipt of at least $650,000 in equity investments that are subordinate to the Capstar Loan between January 1, 1998 and the consummation of the Capstar/SFX Acquisition. Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse"), which is a substantial shareholder of the Company (see note 14), controls Capstar, and certain directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. Except with respect to the SFX Exchange, which the Company expects will be terminated in connection with the Capstar Transaction, the Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $4,655 paid by the Company in connection with the acquisition of KXPK-FM in Denver on January 30, 1998 and the Bonneville Option have been classified as other assets in the accompanying balance sheet at December 31, 1997.

(3) OTHER ASSETS

     Other current assets consist of the following at December 31, 1996 and 1997:

                                                               1996      1997
                                                              ------    -------
Representation contracts receivable.........................  $   --    $16,462
Prepaid expenses and other..................................   6,352     10,746
                                                              ------    -------
                                                              $6,352    $27,208
                                                              ======    =======

     Other assets consist of the following at December 31, 1996 and 1997:

                                                               1996        1997
                                                              -------    --------
Deferred costs on purchases of representation contracts,
  less accumulated amortization of $380 in 1997.............  $    --    $ 35,411
Deferred debt issuance costs, less accumulated amortization
  of $1,794 in 1996 and $943 in 1997........................    7,086      24,624
Notes receivable (note 2)...................................       --      18,000
Representation contracts receivable.........................       --      12,187
Escrow deposits.............................................   17,000       4,655
Other.......................................................      466      18,699
                                                              -------    --------
                                                              $24,552    $113,576
                                                              =======    ========

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1996 and 1997:

                                                 ESTIMATED USEFUL LIFE    1996        1997
                                                 ---------------------   -------    --------
Broadcast and other equipment..................       3-15 years         $47,937    $115,440
Buildings and improvements.....................       3-20 years          11,735      24,308
Furniture and fixtures.........................        5-7 years           8,392      29,659
Land...........................................               --           7,379      23,122
                                                                         -------    --------
                                                                          75,443     192,529
Less accumulated depreciation..................                           27,250      32,732
                                                                         -------    --------
                                                                         $48,193    $159,797
                                                                         =======    ========

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 1996 and 1997:

                                             ESTIMATED USEFUL LIFE      1996          1997
                                             ---------------------   ----------    ----------
Broadcast licenses.........................          15-40           $  498,766    $3,507,547
Goodwill...................................          15-40              131,775       717,576
Representation contracts...................       17                         --       105,000
Other intangibles..........................           1-40              397,062       386,272
                                                                     ----------    ----------
                                                                      1,027,603     4,716,395
Less accumulated amortization..............                             173,960       311,952
                                                                     ----------    ----------
                                                                     $  853,643    $4,404,443
                                                                     ==========    ==========

     In addition to broadcast licenses, goodwill and representation contracts, categories of other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition), and (v) premium audience growth pattern (the value of expected above-average population growth in a given market).

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1996 and 1997:

                                                               1996        1997
                                                              -------    --------
Accounts payable............................................  $17,746    $ 83,738
Accrued payroll.............................................    7,262      31,349
Representation contracts payable............................       --      21,680
Accrued interest............................................    1,642      18,130
Accrued dividends...........................................       --      16,120
                                                              -------    --------
                                                              $26,650    $171,017
                                                              =======    ========

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1997:

                                                                1996         1997
                                                              --------    ----------
Senior Credit Facility(a)...................................  $348,000    $1,573,000
Senior Notes(b).............................................    10,000            --
9 3/8% Notes(c).............................................        --       200,000
8 3/4% Notes(d).............................................        --       200,000
10 1/2% Notes(e)............................................        --       100,000
8 1/8% Notes(f).............................................        --       500,000
                                                              --------    ----------
          Total long-term debt..............................   358,000     2,573,000
Less current portion........................................    26,500            --
                                                              --------    ----------
                                                              $331,500    $2,573,000
                                                              ========    ==========

  (a) Senior Credit Facility

     On April 25, 1997, the Company entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997 and February 10, 1998 (as amended, the "Senior Credit Facility"), the Company established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan at December 31, 1997 was 7.09% on a blended basis, based on Eurodollar rates, and the interest rate on the $665,000 and $8,000 of advances outstanding under the Revolving Loan were 7.06% on a blended basis and 8.63% at December 31, 1997, based on the Eurodollar and prime rates, respectively. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee.

     Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in fixing or placing a cap on the Company's floating rate debt so that no less than 50% of the principal amount of total debt outstanding has a fixed or capped rate. At December 31, 1997, interest rate swap agreements covering a notional balance of $1,325,000 were outstanding. These outstanding swap agreements mature from 1998 through 1999 and require the Company to pay fixed rates of 4.96% to 6.63% while the counterparty pays a floating rate based on the three-month London Interbank Borrowing Offered Rate ("LIBOR"). During the years ended December 31, 1995, 1996 and 1997, the Company recognized charges (income) under its interest rate swap agreements of $(275), $111 and $2,913, respectively. Because the interest rate swap agreements are with banks that are lenders under the Senior Credit Facility, the Company is not exposed to credit loss.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 30, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

The capital stock of the Company's subsidiaries is pledged to secure the performance of the Company's obligations under the Senior Credit Facility, and each of the Company's subsidiaries have guaranteed those obligations.

  (b) Senior Notes

     The Company issued $20,000 of senior notes (the "Senior Notes") in 1989. The Senior Notes bear interest at 11.59% per annum payable quarterly and principal is payable in equal quarterly installments of $1,000 through May 1999. In connection with the amendment and restatement of the Senior Credit Facility, on April 25, 1997, the Company repaid all amounts outstanding under the Senior Notes.

  (c) 9 3/8% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes"). Interest on the 9 3/8% Notes is payable semiannually, commencing on April 1, 1996. The 9 3/8% Notes mature on October 1, 2004 and are redeemable, in whole or in part, at the option of the Company on or after February 1, 2000, at redemption prices ranging from 104.688% at February 1, 2000 and declining to 100% on or after February 1, 2003, plus in each case accrued and unpaid interest. In addition, on or prior to January 31, 1999, the Company may redeem up to 25% of the original aggregate principal amount of the 9 3/8% Notes at a redemption price of 107.031% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of CMHC or CMCLA. Upon the occurrence of a change in control (as defined in the indenture governing the 9 3/8% Notes), the holders of the 9 3/8% Notes have the right to require the Company to repurchase all or any part of the 9 3/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (d) 8 3/4% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"). Interest on the 8 3/4% Notes is payable semiannually, commencing on December 15, 1997. The 8 3/4% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8 3/4% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of CMHC or CMCLA. Upon the occurrence of a change in control (as defined in the indenture governing the 8 3/4% Notes) on or prior to June 15, 2000, the 8 3/4% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 3/4% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8 3/4% Notes have the right to require the Company to repurchase all or any part of the 8 3/4% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (e) 10 1/2% Notes

     Upon consummation of the Katz Acquisition, on October 28, 1997, the Company assumed Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes"). Interest on the
10 1/2% Notes is payable semiannually, commencing on July 15, 1997. The 10 1/2% Notes mature on January 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 105.25% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. In addition,

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES prior to January 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 10 1/2% Notes at a redemption price of 109.5% plus accrued and unpaid interest with the net proceeds of one or more offerings of equity interests of Chancellor Media, CMHC or CMCLA. Upon the occurrence of a change in control (as defined in the indenture governing the 10 1/2% Notes), the holders of the 10 1/2% Notes have the right to require the Company to repurchase all or any part of the 10 1/2% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (f) 8 1/8% Notes

     On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000. Interest on the 8 1/8% Notes is payable semiannually, commencing on June 15, 1998. The 8 1/8% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 8 1/8% Notes at a redemption price of 108.125% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or CMCLA. Also, upon the occurrence of a change in control (as defined in the indenture governing the 8 1/8% Notes), the 8 1/8% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 1/8% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8 1/8% Notes have the right to require the Company to repurchase all or any part of the 8 1/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (g) Other

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes and the 8 1/8% Notes (collectively, the "Notes") are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of the Company.

     The Senior Credit Facility and the indentures governing the Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. The Company is required under the Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined).

     A summary of the future maturities of long-term debt at December 31, 1997 follows:

1998........................................................  $       --
1999........................................................          --
2000........................................................      67,500
2001........................................................     157,500
2002........................................................     180,000
Thereafter..................................................   2,168,000

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(8) REDEEMABLE PREFERRED STOCK

  (a) 12 1/4% Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772. The liquidation preference of each share of 12 1/4% Preferred Stock is $119.445 plus accrued and unpaid dividends of $1,829 at December 31, 1997. The dividend rate on the 12 1/4% Preferred Stock is 12.25% per annum of the liquidation preference and is payable quarterly. If any dividend payable on any dividend payment date on or before February 15, 2001 is not declared or paid in full in cash on such dividend payment date, the amount not paid on such dividend payment date will be added to the liquidation preference of the 12 1/4% Preferred Stock and will be deemed paid in full and will not accumulate. The 12 1/4% Preferred Stock is redeemable in whole or in part, at the option of the Company on or after February 15, 2001, at redemption prices ranging from 106.125% at February 15, 2001 and declining to 100.0% of the liquidation preference on or after February 15, 2006, plus in each case accrued and unpaid dividends. In addition, prior to February 15, 1999, the Company may redeem up to 25% of the shares of 12 1/4% Preferred Stock originally issued at a redemption price of 109.8% of the liquidation preference plus accrued and unpaid dividends with the net proceeds of one or more public equity offerings of CMCLA. The Company is required, subject to certain conditions, to redeem all of the 12 1/4% Preferred Stock outstanding on February 15, 2008, at a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. The 12 1/4% Preferred Stock is exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, for 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Exchange Debentures") at a rate of $1.00 principal amount of 12 1/4% Exchange Debentures for each $1.00 in liquidation preference of 12 1/4% Preferred Stock. Upon the occurrence of a change in control (as defined in the certificate of designation governing the 12 1/4% Preferred Stock), the holders of the 12 1/4% Preferred Stock have the right to require the Company to repurchase all or any part of the 12 1/4% Preferred Stock at a price of 101% of the liquidation preference plus accrued and unpaid dividends. The 12 1/4% Preferred Stock is senior in liquidation preference to the Common Stock of CMCLA and to the 12% Preferred Stock.

  (b) 12% Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807. The liquidation preference of each share of 12% Preferred Stock is $100.00 plus accrued and unpaid dividends of $11,756 at December 31, 1997. The dividend rate on the 12% Preferred Stock is 12% per annum of the liquidation preference and is payable semi-annually. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of 12% Preferred Stock. The 12% Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 15, 2002, at redemption prices ranging from 106% at January 15, 2002 and declining to 100% of the liquidation preference on or after January 15, 2007, plus in each case accrued and unpaid dividends. In addition, prior to January 15, 2000, the Company may redeem all but $150,000 of the aggregate liquidation preference of 12% Preferred Stock at a redemption price of 112% of the liquidation preference plus accrued and unpaid dividends with the net proceeds of one or more public equity offerings of CMCLA. The Company is required, subject to certain conditions, to redeem all of the 12% Preferred Stock outstanding on January 15, 2009, at a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. The 12% Preferred Stock is exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, for 12% Subordinated Exchange Debentures due 2009 (the "12% Exchange Debentures") at a rate of $1.00 principal amount of 12% Exchange Debentures for each $1.00 in liquidation preference of 12% Preferred Stock. Upon the occurrence of a change in control (as defined in the

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES certificate of designation governing the 12% Preferred Stock), the holders of the 12% Preferred Stock have the right to require the Company to repurchase all or any part of the 12% Preferred Stock at a price of 101% of the liquidation preference plus accrued and unpaid dividends. In addition, upon the occurrence of a change in control, the Company may redeem the 12% Preferred Stock in whole but not in part at a redemption price of 112% of the liquidation preference plus accrued and unpaid dividends. The 12% Preferred Stock is senior in liquidation preference to the Common Stock of CMCLA and is subordinate to the 12 1/4% Preferred Stock.

(9) STOCKHOLDERS' EQUITY

  (a) Preferred Stock

     (i) 1993 Convertible Preferred Stock

     In October 1993, the Company issued 1,610,000 shares of $3.00 Convertible Exchangeable Preferred Stock (the "1993 Convertible Preferred Stock") for net proceeds of approximately $76,645. The Company converted 1,608,297 shares of the 1993 Convertible Preferred Stock into 10,051,832 shares of the Company's Common Stock and redeemed the remaining 1,703 shares of 1993 Convertible Preferred Stock at $52.70 per share in 1996 (the "1996 Preferred Stock Conversion"). The 1993 Convertible Preferred Stock had a liquidation preference of $50.00 per share plus accrued and unpaid dividends and a dividend rate of $3.00 per share, payable quarterly.

     (ii) $3.00 Convertible Exchangeable Preferred Stock

     In June 1997, the Company issued 5,990,000 shares of Chancellor Media's $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") for net proceeds of $287,808. The liquidation preference of each share of Convertible Preferred Stock is $50.00 plus accrued and unpaid dividends of $749 at December 31, 1997. Dividends on the $3.00 Convertible Preferred Stock are cumulative and payable quarterly commencing September 15, 1997 at a rate per annum of $3.00 per share, when, as and if declared by the Board of Directors of the Company. The $3.00 Convertible Preferred Stock is convertible at the option of the holder at any time unless previously redeemed or exchanged, into the Company's Common Stock, par value $.01 per share at a conversion price of $25.00 per share, subject to adjustment in certain events. The $3.00 Convertible Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after June 16, 1999, at redemption prices ranging from 104.8% and declining to 100% of the liquidation preference on or after June 15, 2007, plus in each case accrued and unpaid dividends, provided that on or prior to June 15, 2000, the closing price of the Common Stock has equaled or exceeded 150% of the conversion price for 20 out of any 30 consecutive trading days. The $3.00 Convertible Preferred Stock is exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, commencing September 15, 2000, for 6% Convertible Subordinated Exchange Debentures due 2012 (the "6% Exchange Debentures") at a rate of $50.00 principal amount of 6% Exchange Debentures for each share of $3.00 Convertible Preferred Stock. Upon the occurrence of a change in control (as defined in the certificate of designation governing the $3.00 Convertible Preferred Stock), holders will have special conversion rights, subject to cash redemption by the Company. The $3.00 Convertible Preferred Stock is senior in liquidation preference to the Common Stock of Chancellor Media and pari passu with the 7% Convertible Preferred Stock.

     (iii) 7% Convertible Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048. The liquidation preference of each share of 7% Convertible Preferred Stock is $50.00 plus accrued and unpaid dividends of $1,604 at December 31, 1997. Dividends on the 7% Convertible Preferred Stock are payable quarterly, commencing July 15, 1997. The 7% Convertible Preferred Stock is

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES convertible at the option of the holder at any time unless previously redeemed or exchanged, into the Company's Common Stock, par value $.01 per share at a conversion price of $18.095 per share, subject to adjustment in certain events. The 7% Convertible Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 15, 2000, at redemption prices ranging from 104.9% at January 15, 2000 and declining to 100% of the liquidation preference on or after January 15, 2007, plus in each case accrued and unpaid dividends. Upon the occurrence of a change in control (as defined in the certificate of designation governing the 7% Convertible Preferred Stock), the holders of the 7% Convertible Preferred Stock have the right to require the Company to repurchase all or any part of the 7% Convertible Preferred Stock at a price of 101% of the liquidation preference, plus accrued and unpaid dividends. The 7% Convertible Preferred Stock is senior in liquidation preference to the Common Stock of Chancellor Media and pari passu with the $3.00 Convertible Preferred Stock.

  (b) Common Stock

     In May 1995, the Company issued 11,222,018 shares of Common Stock in connection with the BPI Acquisition.

     In July 1995, the Company completed a secondary public offering of 16,575,000 shares of its Common Stock (the "1995 Offering"). The Company issued and sold 14,700,000 shares in the offering, while 1,875,000 shares were issued and sold in connection with the exercise of certain warrants. Furthermore, 2,027,772 shares were issued in the offering in connection with the exercise of the remaining warrants outstanding pursuant to the over-allotment option. The net proceeds to the Company in connection with the 1995 Offering of approximately $132,721 were used to reduce borrowings under the Company's prior senior credit facility.

     On October 17, 1996, the Company completed a secondary public offering of 18,000,000 shares of its Common Stock (the "1996 Offering"). The net proceeds to the Company in connection with the 1996 Offering of approximately $264,236 were used to reduce borrowings under the Company's prior senior credit facility.

     On September 5, 1997, the Company issued 34,617,460 shares of Common Stock at $15.50 per share in connection with the Chancellor Merger. In addition, upon consummation of the Chancellor Merger, each share of the Company's formerly outstanding Class A Common Stock and Class B Common Stock was reclassified, changed and converted into one share of Common Stock.

     On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. On December 18, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend payable on January 12, 1998 to shareholders of record at the close of business on December 29, 1997. All share and per share data (other than authorized share data) contained in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the stock dividend.

     On March 13, 1998, the Company completed a secondary public offering of 21,850,000 shares of its Common Stock for net proceeds of approximately $995.1 million.

  (c) Common Stock Purchase Warrants

     In November 1992, the Company issued certain warrants which, immediately prior to the consummation of the common stock offering in July 1995, entitled holders to purchase an aggregate of 2,601,848 shares of Common Stock at $.01 per share. These warrants were assigned a value at date of issuance of $12,488. Such warrants were exercised in connection with the common stock offering in July 1995.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (d) Stock Options

     The Company has established the 1992, 1993 and 1995 Key Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 7,215,000 shares of Common Stock. Options issued under the Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued under the 1993 and 1995 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of the Company's Common Stock on the date of issuance.

     In May 1995, the Company also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 450,000 shares of Common Stock. Options issued under the Director Plan have exercise prices equal to the fair market value of the Company's Common Stock on the date of issuance, vest over a three year period and have an expiration date of ten years subsequent to the date of issuance.

     In connection with the BPI Acquisition, the Company assumed outstanding options to purchase 310,276 shares of the Company's Common Stock (the "BPI Options"). The BPI Options vested and became exercisable on May 12, 1996 and have an expiration date of ten years subsequent to the original date of issuance by BPI.

     In connection with the Chancellor Merger, the Company assumed outstanding options to purchase 3,526,112 shares of the Company's Common Stock (the "Chancellor Options") with a fair value of $34,977. The Chancellor Options have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by Chancellor.

     The total options available for grant were 3,679,500 and 1,115,894 at December 31, 1996 and 1997, respectively.

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

                                                       1995        1996        1997
                                                      -------    --------    --------
Net loss:
  As reported.......................................  $(5,850)   $(16,194)   $(31,745)
  Pro forma.........................................   (8,787)    (20,969)    (36,650)
Basic and diluted loss per common share:
  As reported.......................................     (.26)       (.33)       (.46)
  Pro forma.........................................     (.33)       (.41)       (.51)

     Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of one year and compensation cost for options granted prior to 1995 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 44.5%

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES for 1995 and 1996 and 41.9% for 1997; risk-free interest rate of 6.0% for 1995 and 1996 and 5.4% for 1997; dividend yield of 0% and expected lives ranging from three to seven years for 1995, 1996 and 1997.

     Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1995, 1996 and 1997:

                                      1995                   1996                   1997
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  1,956,000    $ 1.55    2,579,748    $ 3.46    3,559,984    $ 5.97
Granted.....................    516,000     10.08    1,174,500     11.56    2,773,590     22.89
Assumed in acquisitions.....    310,276      4.85           --        --    3,526,112      9.29
Exercised...................    (51,000)     0.65     (166,806)     4.27     (994,526)     5.43
Canceled....................   (151,528)     4.30      (27,458)     4.96      (38,464)    19.46
                              ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year......................  2,579,748    $ 3.46    3,559,984    $ 5.97    8,826,696    $12.98
                              =========    ======    =========    ======    =========    ======
Options exercisable at year
  end.......................  1,890,000              1,935,484              5,687,960
                              =========              =========              =========
Weighted average fair value
  of options granted during
  the year..................       4.27                   4.88                  10.25
                              =========              =========              =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          --------------------------------------------------   -------------------------------
                              NUMBER           WEIGHTED                            NUMBER
                          OUTSTANDING AT       AVERAGE           WEIGHTED      EXERCISABLE AT      WEIGHTED
        RANGE OF           DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
    EXERCISE PRICES            1997        CONTRACTUAL LIFE   EXERCISE PRICE        1997        EXERCISE PRICE
    ---------------       --------------   ----------------   --------------   --------------   --------------
$0.01...................    1,000,000         5.3 years           $ 0.01         1,000,000          $ 0.01
$4.13 to 6.17...........    2,186,056         7.2 years             4.58         2,039,692            4.60
$10.67 to 15.81.........    2,378,562         8.3 years            11.49           983,624           11.63
$17.05 to 23.75.........    2,769,078         9.5 years            21.38         1,464,644           22.50
$26.38 to 31.63.........      493,000         9.8 years            28.32           200,000           27.50
                            ---------                             ------         ---------          ------
                            8,826,696                              12.98         5,687,960           10.44
                            =========                             ======         =========          ======

(10) EMPLOYEE BENEFIT PLANS

  (a) 401(k) Plan

     The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plan; however, no such contributions were made by the Company during 1995, 1996 or 1997.

  (b) Katz Savings and Profit Sharing Plan

     Katz has a defined contribution retirement plan, The Katz Media Group Savings and Profit Sharing Plan (the "Katz Plan"). The Katz Plan covers substantially all employees of Katz with greater than six months of service. The Katz Plan permits Katz to match a percentage of a participant's contribution up to a stated maximum percentage of an employee's salary. Cash contributions included in operating expenses approxi-

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES mated $200 for the year ended December 31, 1997. Effective January 1, 1998, the Company elected to discontinue cash contributions under the matching provision of the Katz Plan. The Company intends to merge the Katz Plan into the Company's 401(k) Plan during 1998.

  (c) Katz Other Postretirement Benefits

     Prior to the Company's acquisition of Katz on October 28, 1997, Katz provided for certain medical, dental and life insurance benefits for employees who retire beginning at age 55 with a minimum of 15 years of service and for employees who retire at age 65 with a minimum of 10 years of service. The Company will continue providing this coverage only for retirees and beneficiaries currently receiving coverage and those active employees who have, or will have attained by December 31, 1998, the age and service necessary to receive coverage.

     The accumulated post retirement benefit obligation ("APBO") consists of $703 for retirees and $337 for active employees fully eligible for benefits for a total APBO of $1,040 at December 31, 1997. As of December 31, 1997, Katz and its subsidiaries have not funded any portion of the accumulated postretirement benefit obligation. The net periodic postretirement benefit cost consists of interest cost on the APBO of $11 for the year ended December 31, 1997. The APBO was determined using an assumed discount rate of 6.5% and a health care cost trend rate of 5% per annum for all future years. The effect of a 1% increase in the health care cost trend rate would increase the APBO by $368 and would increase the service and interest cost components of the net periodic postretirement benefit cost by $24.

(11) INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:

                                                          1995      1996       1997
                                                          -----    -------    -------
Current tax expense:
  Federal...............................................  $ 246    $   485    $ 6,840
  State.................................................    425        972      4,791
                                                          -----    -------    -------
Total current tax expense...............................    671      1,457     11,631
Deferred benefit........................................   (479)    (4,353)    (3,829)
                                                          -----    -------    -------
Total income tax expense (benefit)......................  $ 192    $(2,896)   $ 7,802
                                                          =====    =======    =======

     During 1997, the Company incurred an extraordinary loss on extinguishment of debt. The tax benefit related to the extraordinary loss is approximately $2,343. This tax benefit, which reduces current taxes payable, is separately allocated to the extraordinary item.

     Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss from continuing operations for the years ended December 31, 1995, 1996 and 1997 as a result of the following:

                                                         1995       1996       1997
                                                        -------    -------    -------
Computed "expected" tax benefit.......................  $(1,980)   $(6,682)   $(2,342)
Amortization of goodwill..............................      788      2,477      5,744
Net operating loss carryforwards for which no tax
  benefit was recognized..............................      923         --         --
State income taxes, net of federal benefit............      276        632      2,533
Other, net............................................      185        677      1,867
                                                        -------    -------    -------
                                                        $   192    $(2,896)   $ 7,802
                                                        =======    =======    =======

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1997 are presented below:

                                                                1996         1997
                                                              ---------    ---------
Deferred tax assets:
  Net operating loss and credit carryforwards...............  $  13,519    $  38,552
  Accrued compensation primarily relating to stock
     options................................................      1,687        1,720
  Differences in book and tax bases related to media
     representation contracts...............................         --       39,908
  Differences in book and tax bases of lease liabilities....         --        4,727
  Other.....................................................      1,215        3,147
                                                              ---------    ---------
          Total deferred tax assets.........................     16,421       88,054
                                                              ---------    ---------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily
     resulting from difference in bases from BPI, Pyramid,
     Chancellor Merger and Katz acquisitions................   (101,761)    (445,992)
  Other.....................................................       (758)      (3,702)
                                                              ---------    ---------
          Total deferred tax liabilities....................   (102,519)    (449,694)
                                                              ---------    ---------
          Net deferred tax liability........................  $ (86,098)   $(361,640)
                                                              =========    =========

     Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1997 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1997, the Company has net operating loss carryforwards available to offset future taxable income of approximately $85,000, expiring from 1998 to 2012 and has alternative minimum tax credit carryforwards of approximately $3,600 that do not expire. All of the net operating loss and tax credit carryforwards at December 31, 1997 are subject to annual use limitations under tax rules governing changes of ownership.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES

     The Company has noncancelable operating leases, primarily for office space. These leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $3,073, $5,462 and $10,913 during 1995, 1996 and 1997, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are as follows:

Year ending December 31:
  1998.....................................................   30,784
  1999.....................................................   28,644
  2000.....................................................   26,533
  2001.....................................................   25,188
  2002.....................................................   23,506
  Thereafter...............................................  156,335

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Claimants' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted the Company's motion to dismiss Claimants' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Claimants' motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Claimants moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Claimants seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Claimants' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Claimants' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. On April 25, 1997, the Company filed a notice of appeal of the denial of the Company's motion for summary judgment. In October 1997, the N.Y. State Supreme Court, Appellate Division, granted a portion of the appeal seeking to strike certain damages sought, but otherwise affirmed the denial of the motion for summary judgement and sent the case back to the trial court for trial. The Company believes that it acted within its rights in terminating the agreement.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 1996                    1997
                                          -------------------   -----------------------
                                          CARRYING     FAIR      CARRYING       FAIR
                                           AMOUNT     VALUE       AMOUNT       VALUE
                                          --------   --------   ----------   ----------
Interest rate swaps.....................  $     --   $    199   $       --   $    3,919
Long-term debt -- Senior Credit
  Facility..............................   348,000    348,000    1,573,000    1,573,000
Long-term debt -- Senior Notes..........    10,000     10,572           --           --
Long-term debt -- 9 3/8% Notes..........        --         --      200,000      209,000
Long-term debt -- 8 3/4% Notes..........        --         --      200,000      205,000
Long-term debt -- 10 1/2% Notes.........        --         --      100,000      110,000
Long-term debt -- 8 1/8% Notes..........        --         --      500,000      500,000
Redeemable preferred stock -- 12 1/4%
  Preferred Stock.......................        --         --      119,444      133,000
Redeemable preferred stock -- 12%
  Preferred Stock.......................        --         --      211,764      239,821
Preferred stock -- $3.00 Convertible
  Preferred Stock.......................        --         --      299,500      473,959
Preferred stock -- 7% Preferred Stock...        --         --      110,000      237,875

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

          Interest rate swaps: The fair value of the interest rate swap and cap contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would (receive) pay at the reporting date if the contracts were transferred to other parties or canceled by the broker.

          Long-term debt: The fair values of the Company's 9 3/8% Notes, 8 3/4% Notes, 10 1/2% Notes and 8 1/8% Notes are based on December 31, 1997 quoted market prices. As amounts outstanding under the Company's Senior Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

          Redeemable preferred stock: The fair values of the Company's 12 1/4% Preferred Stock and 12% Preferred Stock are based on December 31, 1997 quoted market prices.

          Preferred stock: The fair values of the Company's $3.00 Convertible Preferred Stock and 7% Convertible Preferred Stock are based on December 31, 1997 quoted market prices.

(14) RELATED PARTY TRANSACTIONS

     As of December 31, 1997, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 18,727,028 shares of Common Stock of the Company. Mr. Hicks was elected Chairman of the Board and a director of the Company upon consummation of the Chancellor Merger.

     The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997, (the "Financial Monitoring and Oversight Agreement") with Hicks, Muse &

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. Pursuant thereto, the Company pays to Hicks Muse Partners an annual fee of not less than $1,000 , subject to increase or decrease (but not below $1,000), based upon changes in the Consumer Price Index. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the Financial Monitoring and Oversight Agreement. The Financial Monitoring and Oversight Agreement provides that the agreement will terminate at such time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of Common Stock beneficially owned by them, collectively. The Company paid Hicks Muse Partners $333 in 1997 pursuant to the Financial Monitoring and Oversight Agreement which is included in corporate general and administrative expense in the accompanying consolidated statement of operations.

     In connection with the consummation of the Chancellor Merger, a Financial Advisory Agreement among Chancellor, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the Financial Advisory Agreement in respect of the transactions contemplated by the Chancellor Merger, HM2/Management was paid a fee of $10,000 in cash upon consummation of the Chancellor Merger which was accounted for as a direct acquisition cost. Notwithstanding the termination of the Financial Advisory Agreement, the Company paid Hicks Muse Partners $1,500 for financial advisory services in connection with the Katz Acquisition which was accounted for as a direct acquisition cost.

     Vernon E. Jordan, Jr., a director of the Company, also serves on the board of directors of Bankers Trust Company and Bankers Trust New York Corporation. Affiliates of Bankers Trust Company and Bankers Trust New York Corporation have provided a variety of commercial banking, investment banking and financial advisory services to the Company, and expect to continue to provide such services to the Company in the future.

(15) SEGMENT DATA

     The Company operated in two principal business segments -- radio broadcasting and media representation -- in 1997. The Company's radio broadcasting segment included a portfolio of 96 stations (68 FM and 28 AM) for which the Company owned at December 31, 1997 in 21 large markets, including each of the nation's 12 largest radio revenue markets. The Company entered into the media representation segment with the acquisition of Katz on October 28, 1997. Katz is a full-service media representation firm serving multiple types of electronic media, with leading market share in the representation of radio and television stations and cable television systems. Katz is retained on an exclusive basis by radio stations, television stations and cable television systems in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas, to sell national spot advertising air time. The media representation segment data for 1997 includes the results of operations of Katz from the date of acquisition.

                                                          DEPRECIATION
                                     NET      OPERATING       AND        IDENTIFIABLE     CAPITAL
              1997                 REVENUES    INCOME     AMORTIZATION      ASSETS      EXPENDITURES
              ----                 --------   ---------   ------------   ------------   ------------
Radio broadcasting...............  $548,856    $52,219      $182,314      $4,465,526      $11,430
Media representation.............    33,222      6,187         3,668         495,951          436
                                   --------    -------      --------      ----------      -------
          Total..................  $582,078    $58,406      $185,982      $4,961,477      $11,866
                                   ========    =======      ========      ==========      =======

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             QUARTER ENDED
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------   --------   ------------   -----------
1996:
  Net revenues............................  $ 53,371   $ 72,991     $ 78,768      $ 88,720
  Operating income (loss).................    (8,223)     7,062        9,351         9,770
  Net income (loss) attributable to common
     stockholders.........................   (15,481)    (3,429)      (1,997)          893
  Basic and diluted income (loss) per
     common share.........................     (0.28)     (0.06)       (0.04)         0.01
1997:
  Net revenues............................  $ 81,897   $106,364     $145,022      $248,795
  Operating income........................       568     16,968       15,002        25,868
  Income (loss) before extraordinary
     item.................................    (6,011)     9,870       (6,000)      (25,254)
  Net income (loss) attributable to common
     stockholders.........................    (6,011)     4,821      (11,049)      (31,671)
  Basic and diluted income (loss) per
     common share:
     Before extraordinary item............     (0.07)      0.11        (0.12)        (0.27)
     Net income (loss)....................     (0.07)      0.06        (0.12)        (0.27)

     Basic and diluted net loss per common share for the years ended December 31, 1996 and 1997 differs from the sum of basic and diluted net loss per common share for the quarters during the respective year due to the different periods used to calculate weighted average shares outstanding.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chancellor Media Corporation:

     Our report on the consolidated financial statements of Chancellor Media Corporation and subsidiaries is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules of Chancellor Media Corporation and subsidiaries as of and for the year ended December 31, 1997 included herein.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 10, 1998, except for notes 2(b) paragraphs 1 and 3-5 as to which the date is February 20, 1998 and 9(b) paragraph 6 as to which the date is March 13, 1998

                                   SCHEDULE I
                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                   CONDENSED BALANCE SHEETS -- PARENT COMPANY
                           DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  1996         1997
                                                                ---------   ----------
  Investment in subsidiaries, at equity.......................  $ 549,411   $1,480,207
                                                                =========   ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable............................................  $      --   $       --
  Stockholders' equity:
    Preferred stock...........................................         --      409,500
    Common stocks.............................................        843        1,199
    Paid-in capital...........................................    662,080    1,226,930
    Accumulated deficit.......................................   (113,512)    (157,422)
                                                                ---------   ----------
            Total stockholders' equity........................    549,411    1,480,207
                                                                ---------   ----------
            Total liabilities and stockholders' equity........  $ 549,411   $1,480,207
                                                                =========   ==========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF OPERATIONS -- PARENT COMPANY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                               1995        1996        1997
                                                              -------    --------    --------
Net loss -- equity in losses of unconsolidated
  subsidiaries..............................................  $(5,850)   $(16,194)   $(31,745)
                                                              =======    ========    ========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                              1995        1996        1997
                                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net loss................................................  $  (5,850)  $ (16,194)  $ (31,745)
  Equity in undistributed losses of unconsolidated
     subsidiaries.........................................      5,850      16,194      31,745
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......         --          --          --
Cash flows from investing activities -- investment in
  subsidiaries............................................   (127,936)   (261,028)   (282,244)
                                                            ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, preferred stock
     and warrants.........................................    132,766     264,938     293,158
  Redemption of redeemable preferred stock................         --         (90)         --
  Dividends on preferred stock............................     (4,830)     (3,820)    (10,914)
  Distributions from subsidiaries.........................         --          --          --
          Net cash provided by financing activities.......    127,936     261,028     282,244
                                                            ---------   ---------   ---------
Net change in cash and cash equivalents...................         --          --          --
Cash and cash equivalents at beginning of year............         --          --          --
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $      --   $      --   $      --
                                                            =========   =========   =========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

             NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

(1) GENERAL

     The accompanying condensed financial statements of Chancellor Media Corporation (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K.

(2) OBLIGATIONS, GUARANTEES AND COMMITMENTS

     On November 6, 1992, the Company organized a new wholly-owned subsidiary to which the Company transferred and assigned substantially all of its assets and liabilities. The Company has guaranteed the obligations under a loan agreement of this subsidiary (the "Senior Credit Facility"). Prior to such time the Company was the debtor on such obligations. See note 7 to consolidated financial statements regarding these obligations.

(3) OTHER

     See note 9 to consolidated financial statements for a description of the preferred stock, common stock and other equity securities of the Company.

                                                                     SCHEDULE II

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                             BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                  AT END
                DESCRIPTION                  OF PERIOD     EXPENSES    ACCOUNTS     WRITEOFFS   OF PERIOD
                -----------                  ----------   ----------   ---------    ---------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1997.............   $ 2,292       5,174         7,049(1)    1,864      $12,651
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1996.............   $ 2,000       2,179           156(1)    2,043      $ 2,292
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1995.............   $   835         904         1,644(1)    1,383      $ 2,000
                                              =======       =====       =======       =====      =======
Deferred tax asset valuation allowance:
  Year ended December 31, 1997.............   $    --          --            --          --      $    --
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1996.............   $    --          --            --          --      $    --
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1995.............   $14,458          --       (14,458)         --      $    --
                                              =======       =====       =======       =====      =======

---------------

(1) Additions (deductions) result from the application of purchase accounting relating to the BPI Acquisition in 1995, the Pyramid Acquisition in 1996 and the Chancellor Merger, the Viacom Acquisition and the Katz Acquisition in 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Chancellor Media Corporation of Los Angeles:

     We have audited the accompanying consolidated balance sheet of Chancellor Media Corporation of Los Angeles and subsidiaries (collectively, the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 10, 1998, except for notes 2(b) paragraphs 1 and 3-5 as to which the date is February 20, 1998 and 9(a) as to which the date is March 13, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Chancellor Media Corporation of Los Angeles:

     We have audited the accompanying consolidated balance sheet of Chancellor Media Corporation of Los Angeles (formerly Evergreen Media Corporation of Los Angeles) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1995 and 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for the years ended December 31, 1995 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Media Corporation of Los Angeles and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
January 31, 1997

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                 1996          1997
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $    3,060    $   16,584
  Accounts receivable, less allowance for doubtful accounts
     of $2,292 in 1996 and $12,651 in 1997..................      85,159       239,869
  Other current assets (note 3).............................       6,352        27,208
                                                              ----------    ----------
          Total current assets..............................      94,571       283,661
Property and equipment, net (note 4)........................      48,193       159,797
Intangible assets, net (note 5).............................     853,643     4,404,443
Other assets, net (note 3)..................................      24,552       113,576
                                                              ----------    ----------
                                                              $1,020,959    $4,961,477
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses (note 6)............  $   26,650    $  171,017
  Current portion of long-term debt (note 7)................      26,500            --
                                                              ----------    ----------
          Total current liabilities.........................      53,150       171,017
Long-term debt, excluding current portion (note 7)..........     331,500     2,573,000
Deferred tax liabilities (note 11)..........................      86,098       361,640
Other liabilities...........................................         800        44,405
                                                              ----------    ----------
          Total liabilities.................................     471,548     3,150,062
                                                              ----------    ----------
Redeemable preferred stock (note 8):
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding in 1997;
     liquidation preference of $121,274.....................          --       119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding
     in 1997; liquidation preference of $223,519............          --       211,763
Stockholder's equity (note 9):
  Common stock, $.01 par value. Authorized 1,040 shares;
     issued and outstanding 1,000 shares in 1996 and 1,040
     shares in 1997.........................................           1             1
  Paid-in capital...........................................     662,992     1,637,628
  Accumulated deficit.......................................    (113,512)     (157,422)
                                                              ----------    ----------
          Total stockholder's equity........................     549,411     1,480,207
                                                              ----------    ----------
Commitments and contingencies (notes 2, 7 and 12)...........
                                                              $1,020,959    $4,961,477
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1995       1996       1997
                                                              --------   --------   --------
Gross revenues..............................................  $186,365   $337,405   $663,804
  Less agency commissions...................................    23,434     43,555     81,726
                                                              --------   --------   --------
     Net revenues...........................................   162,931    293,850    582,078
                                                              --------   --------   --------
Operating expenses:
  Station operating expenses excluding depreciation and
     amortization...........................................    97,674    174,344    316,248
  Depreciation and amortization.............................    47,005     93,749    185,982
  Corporate general and administrative......................     4,475      7,797     21,442
                                                              --------   --------   --------
     Operating expenses.....................................   149,154    275,890    523,672
                                                              --------   --------   --------
     Operating income.......................................    13,777     17,960     58,406
                                                              --------   --------   --------
Nonoperating (income) expenses:
  Interest expense..........................................    19,199     37,527     85,017
  Interest income...........................................       (55)      (477)    (1,922)
  Gain on disposition of assets (note 2)....................        --         --    (18,380)
  Other expense, net........................................       291         --        383
                                                              --------   --------   --------
     Nonoperating expenses, net.............................   (19,435)   (37,050)   (65,098)
                                                              --------   --------   --------
     Loss before income taxes and extraordinary item........    (5,658)   (19,090)    (6,692)
Income tax expense (benefit) (note 11)......................       192     (2,896)     7,802
                                                              --------   --------   --------
     Loss before extraordinary item.........................    (5,850)   (16,194)   (14,494)
Extraordinary item -- loss on extinguishment of debt, net of
  income tax benefit (note 7)...............................        --         --      4,350
                                                              --------   --------   --------
     Net loss...............................................    (5,850)   (16,194)   (18,844)
Preferred stock dividends (note 8)..........................        --         --     12,901
                                                              --------   --------   --------
     Net loss attributable to common stock..................  $ (5,850)  $(16,194)  $(31,745)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

             CHANCELLOR CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                           COMMON STOCK                                    TOTAL
                                          ---------------    PAID-IN     ACCUMULATED   STOCKHOLDER'S
                                          AMOUNT   SHARES    CAPITAL       DEFICIT        EQUITY
                                          ------   ------   ----------   -----------   -------------
Balances at December 31, 1994...........    $1     1,000    $  195,170    $ (82,818)    $  112,353
Net capital contributed by Parent.......    --        --       202,904           --        202,904
Dividend to Parent......................    --        --            --       (4,830)        (4,830)
Net loss................................    --        --            --       (5,850)        (5,850)
                                            --     -----    ----------    ---------     ----------
Balances at December 31, 1995                1     1,000       398,074      (93,498)       304,577
Net capital contributed by Parent.......    --        --       264,848           --        264,848
Dividend to Parent......................    --        --            --       (3,820)        (3,820)
Net loss................................    --        --            --      (16,194)       (16,194)
                                            --     -----    ----------    ---------     ----------
Balances at December 31, 1996...........     1     1,000       662,922     (113,512)       549,411
Net capital contributed by Parent.......    --        --       974,706           --        974,706
Dividend to Parent......................    --        --            --      (12,165)       (12,165)
Issuance of common stock in connection
  with the Katz Acquisition.............    --        40            --           --             --
Net loss................................    --        --            --      (31,745)       (31,745)
                                            --     -----    ----------    ---------     ----------
Balances at December 31, 1997...........    $1     1,040    $1,637,628    $(157,422)    $1,480,207
                                            ==     =====    ==========    =========     ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                           1995         1996          1997
                                                         ---------    ---------    -----------
Cash flows from operating activities:
  Net loss...........................................    $  (5,850)   $ (16,194)   $   (18,844)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation....................................        5,508        7,707         14,918
     Amortization of goodwill, intangible assets and
       other assets..................................       41,497       86,042        171,064
     Provision for doubtful accounts.................          904        2,179          5,174
     Deferred income tax benefit.....................         (479)      (4,353)        (3,829)
     Gain on disposition of assets...................           --           --        (18,380)
     Loss on extinguishment of debt, net of income
       tax benefit...................................           --           --          4,350
     Changes in certain assets and liabilities, net
       of effects of acquisitions:
       Accounts receivable...........................       (6,628)     (28,146)       (29,977)
       Other current assets..........................          724       (2,804)           733
       Accounts payable and accrued expenses.........        3,711        3,991         20,004
       Other assets..................................         (184)        (354)        (4,283)
       Other liabilities.............................          490         (587)        (1,416)
                                                         ---------    ---------    -----------
          Net cash provided by operating
            activities...............................       39,693       47,481        139,514
                                                         ---------    ---------    -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.................     (188,004)    (457,764)    (1,631,505)
  Escrow deposits on pending acquisitions............           --      (17,000)        (4,655)
  Proceeds from sale of assets.......................           --       32,000        269,250
  Payments made on purchases of representation
     contracts.......................................           --           --        (31,456)
  Payments received on sales of station
     representation contracts........................           --           --          9,296
  Capital expenditures...............................       (2,642)      (6,543)       (11,666)
  Other..............................................       (1,466)     (12,631)       (22,273)
                                                         ---------    ---------    -----------
          Net cash used by investing activities......     (192,112)    (461,938)    (1,423,009)
                                                         ---------    ---------    -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...........      186,000      447,750      2,945,250
  Principal payments on long-term debt...............     (159,000)    (290,750)    (1,901,250)
  Cash contributed by parent.........................      132,766      264,938        293,158
  Dividends to parent................................       (4,830)      (3,820)       (14,572)
  Payments for debt issuance costs...................         (303)      (3,941)       (25,567)
  Redemption of preferred stock......................           --          (90)            --
                                                         ---------    ---------    -----------
          Net cash provided by financing
            activities...............................      154,633      414,087      1,297,019
                                                         ---------    ---------    -----------
Increase (decrease) in cash and cash equivalents.....        2,214         (370)        13,524
Cash and cash equivalents at beginning of year.......        1,216        3,430          3,060
                                                         ---------    ---------    -----------
Cash and cash equivalents at end of year.............    $   3,430    $   3,060    $    16,584
                                                         =========    =========    ===========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles) ("CMCLA"), a wholly-owned subsidiary of Chancellor Media Corporation ("Chancellor Media"), and its subsidiaries (collectively, the "Company") own and operate commercial radio stations in various geographical regions across the United States. The Company's station portfolio as of December 31, 1997 included 96 stations (68 FM and 28 AM) comprising a total of 11 station clusters of four or five FM stations ("superduopolies") in seven of the 12 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C. and Detroit -- and in four other large markets -- Denver, Minneapolis/St. Paul, Phoenix and Orlando. The Company also owns Katz Media Group, Inc. ("KMG" and, together with its operating subsidiaries, "Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the television, radio and cable industries.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of CMCLA and its subsidiaries all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense when incurred.

  (d) Intangible Assets

     Intangible assets consist primarily of broadcast licenses, goodwill, representation contracts and other identifiable intangible assets. Intangible assets resulting from acquisitions are valued based upon estimated fair values. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from 1 to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest over the remaining amortization periods of the related intangible assets. The projections are based on a historical trend line of actual results since the acquisitions of the respective stations adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

  (e) Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to expense over the lives of the related debt. During the years ended December 31, 1995, 1996 and 1997, the Company recognized amortization of debt issuance costs of $631, $1,113 and $1,337, respectively, which amounts are included in amortization expense in the accompanying consolidated statements of operations.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

  (g) Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities which impacted operations.

  (h) Revenue Recognition

     Revenue is derived primarily from the sale of radio advertising time to local and national advertisers and from commissions on sales of advertising time for radio and television stations and cable television systems under representation contracts by the Company's media representation firm, Katz Media Group, Inc. Revenue is recognized as advertisements are broadcast.

     Fees received or paid pursuant to various time brokerage agreements are recognized as gross revenues or amortized to expense, respectively, over the term of the agreement using the straight-line method.

  (i) Representation Contracts

     Representation contracts typically may be terminated by either party upon written notice one year after receipt of such notice. In accordance with industry practice, in lieu of termination, an arrangement is typically made for the purchase of such contracts by the successor representation firm. Under such arrangements, the purchase price paid by the successor representation firm is based upon the historic commission income projected over the remaining contract period, including the evergreen notice period, plus 2 months.

     Income resulting from the disposition of representation contracts is recognized as other revenue over the remaining life of the contracts sold. Other revenue on the disposition of representation contracts included in gross revenue in the accompanying consolidated statement of operations was $153 for the year ended December 31, 1997. Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization in the accompanying consolidated statement of operations was $380 for the year ended December 31, 1997.

  (j) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $19,134, $37,042 and $84,610 for interest in 1995, 1996 and 1997, respectively. The Company paid approximately $733 and $11,079 for income taxes in 1996 and 1997, respectively.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

  (k) Derivative Financial Instruments

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

  (l) Omission of Per Share Information

     Net loss per share is not presented as such information is not meaningful. All of the issued and outstanding shares of the Company's common stock have been owned, directly or indirectly, by Chancellor Media during the three-year period ended December 31, 1997.

  (m) Disclosure of Certain Significant Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1995, 1996 and 1997, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1995, 1996 or 1997.

  (n) Stock Option Plan

     The Company does not have any stock compensation plans under which it grants stock awards to employees. Chancellor Media grants stock options to the Company's officers and other key employees on behalf of the Company.

     Prior to January 1, 1996, Chancellor Media accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Chancellor Media has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

  (o) Recently Issued Accounting Principles

     The Company adopted the provisions of SFAS No. 129, Disclosures of Information about Capital Structure, effective for the year ended December 31, 1997. This Statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES privileges for securities outstanding. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

  (p) Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) ACQUISITIONS AND DISPOSITIONS

  (a) Completed Transactions

     In May 1995, the Company acquired Broadcasting Partners, Inc. ("BPI"), a publicly traded radio broadcasting company with seven FM and four AM radio stations, eight of which are in the nation's ten largest radio markets (the "BPI Acquisition"). The BPI Acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into BPI, with BPI surviving the merger as a wholly-owned subsidiary of the Company. The BPI Acquisition included the conversion of each outstanding share of BPI common stock into the right to receive $12.00 in cash and .69 shares of Chancellor Media's Common Stock, resulting in total cash payments of $94,813 and the issuance of 11,222,018 shares of Chancellor Media's Common Stock valued at $6.25 per share. In addition, the Company retired existing BPI debt of $81,926 and incurred various other direct acquisition costs. The total purchase price, including closing costs, allocated to net assets acquired was approximately $258,634.

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

     On May 3, 1996, the Company acquired WKLB-FM in Boston from Fairbanks Communications for $34,000 in cash plus various other direct acquisition costs. On November 26, 1996, the Company exchanged WKLB-FM in Boston (now known as WROR-FM) for WGAY-FM in Washington, D.C. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The Company had previously been operating WGAY-FM under a time brokerage agreement and selling substantially all of the broadcast time of WKLB-FM under a time brokerage agreement, in each case since June 17, 1996, pending completion of the exchange.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On July 19, 1996, the Company sold WHTT-FM and WHTT-AM in Buffalo to Mercury Radio for $19,500 in cash, and on August 1, 1996, the Company sold WSJZ-FM in Buffalo to American Radio Systems for $12,500 in cash (collectively, the "Buffalo Stations"). The assets of the Buffalo Stations were classified as assets held for sale in the Pyramid Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The combined net income of the Buffalo stations of approximately $733 has been excluded from the consolidated statement of operations for the year ended December 31, 1996. The excess of the proceeds over the carrying amounts at the dates of sale approximated $2,561 (including interest costs during the holding period of approximately $1,169) and has been accounted for as an adjustment to the original purchase price of the Pyramid Acquisition. The Company had previously entered into time brokerage agreements (effective April 15, 1996 for WSJZ-FM and April 25, 1996 for WHTT-FM and WHTT-AM) to sell substantially all of the broadcast time of these stations pending completion of the sales.

     On August 14, 1996, the Company acquired KYLD-FM in San Francisco from Crescent Communications for $44,000 in cash plus various other direct acquisition costs. The Company had previously been operating KYLD-FM under a time brokerage agreement since May 1, 1996.

     On October 18, 1996, the Company acquired WEDR-FM in Miami from affiliates of the Rivers Group for $65,000 in cash plus various other direct acquisition costs.

     On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Radio Broadcasting Company ("CRBC") for $30,000 in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

     On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM and KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale. The combined net income of KDFC-FM of approximately $934 has been excluded from the consolidated statement of operations for the year ended December 31, 1997. The excess of the proceeds over the carrying amount at the date of sale approximated $739 (including interest costs during the holding period of approximately $1,750) and has been accounted for as an adjustment to the original purchase price of the acquisition of KKSF-FM and KDFC-FM/AM.

     On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168,000 in cash plus various other direct acquisition costs. The Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

     On April 3, 1997, the Company exchanged WQRS-FM in Detroit (which the Company acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to the Company of WWRC-AM was therefore $22,500. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

     On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On May 15, 1997, the Company exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia (the "Charlotte Exchange"), and also sold the Company's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,536. The Charlotte Exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction.

     On May 30, 1997, the Company acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75,740 in cash (including $1,990 for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, the Company sold WPNT-FM in Chicago to Bonneville for $75,000 in cash and recognized a gain of $529.

     On June 3, 1997, the Company sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting for $14,750 in cash and recognized a gain of $9,258.

     On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552,559; (ii) $53,750 in escrow funds paid by the Company on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, Chancellor Media issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,808 which were contributed to the Company by Chancellor Media and used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The combined net income of WJZW-FM, WZHF-AM and WBZS-AM of approximately $153 has been excluded from the consolidated statement of operations for the year ended December 31, 1997. The excess of the carrying amounts over the proceeds at the dates of sale approximated $894 and has been accounted for as an adjustment to the original purchase price of the Viacom Acquisition.

     On July 7, 1997, the Company sold the Federal Communications Commission ("FCC") authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, CRBC sold the call letters "KSAN-FM" (which CRBC previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and CRBC entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, and on July 7, 1997, CRBC changed the call letters of KSAN-FM to KYLD-FM. Upon the consummation of the Chancellor Merger (as defined herein), the Company changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

     On July 14, 1997, the Company completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80,000 which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, the Company applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The Company had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On July 21, 1997, the Company entered into a time brokerage agreement with CRBC whereby the Company began managing certain limited functions of CRBC's stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

     On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18,000 in the form of a promissory note. The promissory note bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas was required to post a $1,000 letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor Broadcasting Company ("Chancellor"), CRBC, Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, Evergreen was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, the Company was renamed Chancellor Media Corporation of Los Angeles . Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of Chancellor Media Common Stock, resulting in the issuance of 34,617,460 shares of Chancellor Media Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of the Company's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of the Company's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

     On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,000 which included $122,000 of borrowings outstanding under the KMG senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of KMG) and (iii) estimated acquisition costs of $7,500.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/ AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to the Company) for $26,000 in cash plus various other direct acquisition costs, of which $1,655 was previously paid by CRBC as escrow funds and are classified as other assets at December 31, 1997. The Company had previously been operating KXPK-FM under a time brokerage agreement since September 1, 1997.

     The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                       1995        1996         1997
                                                     --------    --------    ----------
Working capital, including cash of $492 in 1995,
  $1,011 in 1996 and $9,724 in 1997................  $ 12,012    $ 11,218    $   66,805
Property and equipment.............................    11,684      11,519       118,371
Assets held for sale (note 2)......................        --      32,000       131,000
Intangible assets..................................   264,650     465,824     3,823,746
Other assets.......................................        --          --        26,742
Deferred tax liability.............................   (29,712)    (61,218)     (279,371)
Other liabilities..................................        --          --       (39,681)
                                                     --------    --------    ----------
                                                     $258,634    $459,343    $3,847,612
                                                     ========    ========    ==========

     The pro forma consolidated condensed results of operations data for 1996 and 1997, as if the 1996 and 1997 acquisitions and dispositions discussed above, the 8 1/8% Notes offering described in note 7(f) and the amendment and restatement of the Senior Credit Facility described in note 7(a) occurred at January 1, 1996, follow:

                                                                     UNAUDITED
                                                              -----------------------
                                                                1996          1997
                                                              ---------    ----------
Net revenues................................................  $ 882,054    $1,002,784
Net loss....................................................   (216,229)     (149,683)

     The pro forma results are not necessarily indicative of what would have occurred if the transactions had been in effect for the entire periods presented.

  (b) Pending Transactions

     On July 1, 1996, CRBC entered into an agreement with SFX Broadcasting, Inc. ("SFX") pursuant to which CRBC agreed to exchange WAPE-FM and WFYV-FM in Jacksonville and $11,000 in cash to SFX in return for WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Nassau/Suffolk (Long Island) (the "SFX Exchange"). The Company currently operates WBAB-FM, WBLI-FM, WHFM-FM and WGBB-FM pursuant to a time brokerage agreement effective July 1, 1996 and SFX currently operates WAPE-FM and WFYV-FM pursuant to a time brokerage agreement effective July 1, 1996. On November 6, 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") filed suit against the Company seeking to enjoin, under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Act"), the Company's acquisition of the four Long Island properties from SFX. If the Company is unable to acquire the four Long Island properties, the SFX Exchange will not be consummated. Furthermore, under the terms of the Capstar Transaction (as defined below), upon consummation of Capstar Broadcasting Corporation's pending acquisition of SFX, the SFX Exchange would be terminated.

     On August 6, 1997, the Company paid $3,000 to Bonneville for an option to exchange WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington and $57,000 in cash for Bonneville's stations WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Option"). The Bonneville Option was exercised on October 1, 1997, and definitive exchange documentation is presently being negotiated. The Company has entered into time brokerage agreements to operate KLDE-FM and KBIG-FM effective October 1, 1997 and WBIX-FM effective October 10, 1997 and has entered into time brokerage agreements to sell substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM effective October 1, 1997.

     On February 17, 1998, the Company entered into an agreement to acquire WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $72,000 in cash (including $4,000 paid by the Company in escrow on February 18, 1998), plus an amount equal to the value assigned to certain accounts receivable for the stations (the "Capitol Broadcasting Acquisition"). Consummation of the Capitol Broadcasting Acquisition is conditioned, among other things, on the consummation of the exchanges of the Company's Washington, D.C. stations that are subject to the Bonneville Option.

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 (the "Capstar Transaction"). The Capstar/SFX Stations are presently owned by SFX, and are expected to be acquired by Capstar as part of Capstar's pending acquisition of SFX (the "Capstar/SFX Acquisition"). The Capstar/SFX Stations would be acquired by the Company in a series of purchases and exchanges over a period of three years, and would be operated by the Company under time brokerage agreements immediately upon the consummation of the Capstar/SFX Acquisition until acquired by the Company. As part of the Capstar Transaction, the SFX Exchange would, upon consummation of the Capstar/SFX Acquisition, be terminated and the Company would exchange WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53,000) plus $90,250 in cash for Capstar/SFX Station KODA-FM in Houston. The Company would pay approximately $494,250 for the remaining ten Capstar/SFX Stations. As part of the Capstar Transaction, the Company would, at the consummation of the Capstar/SFX Acquisition, provide a subordinated loan to Capstar in the principal amount of $250,000 (the "Capstar Loan"). The Capstar Loan would bear interest at the rate of 12% per annum (subject to increase in certain circumstances), and would be secured by a senior pledge of common stock of Capstar's direct subsidiaries and SFX and a senior guarantee by one of Capstar's direct subsidiaries. A portion of the Capstar Loan would be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. The Company's obligation to provide the Capstar Loan is conditioned, among other things, on Capstar's receipt of at least $650,000 in equity investments that are subordinate to the Capstar Loan between January 1, 1998 and the consummation of the Capstar/SFX Acquisition. Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse"), which is a substantial shareholder of the Company (see note 14), controls Capstar, and certain directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. Except with respect to the SFX Exchange, which the Company expects will be terminated in connection

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES with the Capstar Transaction, the Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $4,655 paid by the Company in connection with the acquisition of KXPK-FM in Denver on January 30, 1998 and the Bonneville Option have been classified as other assets in the accompanying balance sheet at December 31, 1997.

(3) OTHER ASSETS

     Other current assets consist of the following at December 31, 1996 and 1997:

                                                               1996      1997
                                                              ------    -------
Representation contracts receivable.........................  $   --    $16,462
Prepaid expenses and other..................................   6,352     10,746
                                                              ------    -------
                                                              $6,352    $27,208
                                                              ======    =======

     Other assets consist of the following at December 31, 1996 and 1997:

                                                               1996        1997
                                                              -------    --------
Deferred costs on purchases of representation contracts,
  less accumulated amortization of $380 in 1997.............  $    --    $ 35,411
Deferred debt issuance costs, less accumulated amortization
  of $1,794 in 1996 and $943 in 1997........................    7,086      24,624
Notes receivable (note 2)...................................       --      18,000
Representation contracts receivable.........................       --      12,187
Escrow deposits.............................................   17,000       4,655
Other.......................................................      466      18,699
                                                              -------    --------
                                                              $24,552    $113,576
                                                              =======    ========

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1996 and 1997:

                                                 ESTIMATED USEFUL LIFE    1996        1997
                                                 ---------------------   -------    --------
Broadcast and other equipment..................       3-15 years         $47,937    $115,440
Buildings and improvements.....................       3-20 years          11,735      24,308
Furniture and fixtures.........................        5-7 years           8,392      29,659
Land...........................................               --           7,379      23,122
                                                                         -------    --------
                                                                          75,443     192,529
Less accumulated depreciation..................                           27,250      32,732
                                                                         -------    --------
                                                                         $48,193    $159,797
                                                                         =======    ========

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 1996 and 1997:

                                             ESTIMATED USEFUL LIFE      1996          1997
                                             ---------------------   ----------    ----------
Broadcast licenses.........................          15-40           $  498,766    $3,507,547
Goodwill...................................          15-40              131,775       717,576
Representation contracts...................             17                   --       105,000
Other intangibles..........................           1-40              397,062       386,272
                                                                     ----------    ----------
                                                                      1,027,603     4,716,395
Less accumulated amortization..............                             173,960       311,952
                                                                     ----------    ----------
                                                                     $  853,643    $4,404,443
                                                                     ==========    ==========

     In addition to broadcast licenses, goodwill and representation contracts, categories of other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition), and (v) premium audience growth pattern (the value of expected above-average population growth in a given market).

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1996 and 1997:

                                                               1996        1997
                                                              -------    --------
Accounts payable............................................  $17,746    $ 83,738
Accrued payroll.............................................    7,262      31,349
Representation contracts payable............................       --      21,680
Accrued interest............................................    1,642      18,130
Accrued dividends...........................................       --      16,120
                                                              -------    --------
                                                              $26,650    $171,017
                                                              =======    ========

(7) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1997:

                                                                1996         1997
                                                              --------    ----------
Senior Credit Facility(a)...................................  $348,000    $1,573,000
Senior Notes(b).............................................    10,000            --
9 3/8% Notes(c).............................................        --       200,000
8 3/4% Notes(d).............................................        --       200,000
10 1/2% Notes(e)............................................        --       100,000
8 1/8% Notes(f).............................................        --       500,000
                                                              --------    ----------
          Total long-term debt..............................   358,000     2,573,000
Less current portion........................................    26,500            --
                                                              --------    ----------
                                                              $331,500    $2,573,000
                                                              ========    ==========

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

  (a) Senior Credit Facility

     On April 25, 1997, the Company entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997 and February 10, 1998 (as amended, the "Senior Credit Facility"), the Company established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan at December 31, 1997 was 7.09% on a blended basis, based on Eurodollar rates, and the interest rate on the $665,000 and $8,000 of advances outstanding under the Revolving Loan were 7.06% on a blended basis and 8.63% at December 31, 1997, based on the Eurodollar and prime rates, respectively. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee.

     Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in fixing or placing a cap on the Company's floating rate debt so that no less than 50% of the principal amount of total debt outstanding has a fixed or capped rate. At December 31, 1997, interest rate swap agreements covering a notional balance of $1,325,000 were outstanding. These outstanding swap agreements mature from 1998 through 1999 and require the Company to pay fixed rates of 4.96% to 6.63% while the counterparty pays a floating rate based on the three-month London Interbank Borrowing Offered Rate ("LIBOR"). During the years ended December 31, 1995, 1996 and 1997, the Company recognized charges (income) under its interest rate swap agreements of $(275), $111 and $2,913, respectively. Because the interest rate swap agreements are with banks that are lenders under the Senior Credit Facility, the Company is not exposed to credit loss.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 30, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. The capital stock of the Company's subsidiaries is pledged to secure the performance of the Company's obligations under the Senior Credit Facility, and each of the Company's subsidiaries have guaranteed those obligations.

  (b) Senior Notes

     The Company issued $20,000 of senior notes (the "Senior Notes") in 1989. The Senior Notes bear interest at 11.59% per annum payable quarterly and principal is payable in equal quarterly installments of $1,000 through May 1999. In connection with the amendment and restatement of the Senior Credit Facility, on April 25, 1997, the Company repaid all amounts outstanding under the Senior Notes.

  (c) 9 3/8% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes"). Interest on the 9 3/8% Notes is payable semiannually, commencing on April 1, 1996. The 9 3/8% Notes mature on

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

October 1, 2004 and are redeemable, in whole or in part, at the option of the Company on or after February 1, 2000, at redemption prices ranging from 104.688% at February 1, 2000 and declining to 100% on or after February 1, 2003, plus in each case accrued and unpaid interest. In addition, on or prior to January 31, 1999, the Company may redeem up to 25% of the original aggregate principal amount of the 9 3/8% Notes at a redemption price of 107.031% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of CMHC or the Company. Upon the occurrence of a change in control (as defined in the indenture governing the 9 3/8% Notes), the holders of the 9 3/8% Notes have the right to require the Company to repurchase all or any part of the 9 3/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (d) 8 3/4% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"). Interest on the 8 3/4% Notes is payable semiannually, commencing on December 15, 1997. The 8 3/4% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8 3/4% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of CMHC or the Company. Upon the occurrence of a change in control (as defined in the indenture governing the 8 3/4% Notes) on or prior to June 15, 2000, the 8 3/4% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 3/4% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8 3/4% Notes have the right to require the Company to repurchase all or any part of the 8 3/4% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (e) 10 1/2% Notes

     Upon consummation of the Katz Acquisition, on October 28, 1997, the Company assumed Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes"). Interest on the
10 1/2% Notes is payable semiannually, commencing on July 15, 1997. The 10 1/2% Notes mature on January 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 105.25% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. In addition, prior to January 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 10 1/2% Notes at a redemption price of 109.5% plus accrued and unpaid interest with the net proceeds of one or more offerings of equity interests of Chancellor Media, CMHC or the Company. Upon the occurrence of a change in control (as defined in the indenture governing the 10 1/2% Notes), the holders of the 10 1/2% Notes have the right to require the Company to repurchase all or any part of the 10 1/2% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (f) 8 1/8% Notes

     On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000. Interest on the 8 1/8% Notes is payable semiannually, commencing on June 15, 1998. The 8 1/8% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 8 1/8% Notes at a

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES redemption price of 108.125% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or the Company. Also, upon the occurrence of a change in control (as defined in the indenture governing the 8 1/8% Notes), the 8 1/8% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 1/8% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8 1/8% Notes have the right to require the Company to repurchase all or any part of the 8 1/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (g) Summarized Financial Information of Subsidiary Guarantors

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes and the 8 1/8% Notes (collectively, the "Notes") are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Summarized financial information of the Subsidiary Guarantors as of December 31, 1997 and for the year ended December 31, 1997 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to the Company.

                                                             1997
                                                           ---------
Current assets...........................................    223,913
Noncurrent assets........................................    987,028
Current liabilities......................................     89,362
Noncurrent liabilities...................................  1,130,105

Net revenues.............................................    495,485
Operating income.........................................     58,354
Net loss.................................................    (17,721)

  (h) Other

     The Senior Credit Facility and the indentures governing the Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. The Company is required under the Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined).

     A summary of the future maturities of long-term debt at December 31, 1997 follows:

1998........................................................  $       --
1999........................................................          --
2000........................................................      67,500
2001........................................................     157,500
2002........................................................     180,000
Thereafter..................................................   2,168,000

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(8) REDEEMABLE PREFERRED STOCK

  (a) 12 1/4% Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 1,000,000 shares of 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772. The liquidation preference of each share of 12 1/4% Preferred Stock is $119.445 plus accrued and unpaid dividends of $1,829 at December 31, 1997. The dividend rate on the 12 1/4% Preferred Stock is 12.25% per annum of the liquidation preference and is payable quarterly. If any dividend payable on any dividend payment date on or before February 15, 2001 is not declared or paid in full in cash on such dividend payment date, the amount not paid on such dividend payment date will be added to the liquidation preference of the 12 1/4% Preferred Stock and will be deemed paid in full and will not accumulate. The 12 1/4% Preferred Stock is redeemable in whole or in part, at the option of the Company on or after February 15, 2001, at redemption prices ranging from 106.125% at February 15, 2001 and declining to 100.0% of the liquidation preference on or after February 15, 2006, plus in each case accrued and unpaid dividends. In addition, prior to February 15, 1999, the Company may redeem up to 25% of the shares of 12 1/4% Preferred Stock originally issued at a redemption price of 109.8% of the liquidation preference plus accrued and unpaid dividends with the net proceeds of one or more public equity offerings of the Company. The Company is required, subject to certain conditions, to redeem all of the 12 1/4% Preferred Stock outstanding on February 15, 2008, at a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. The 12 1/4% Preferred Stock is exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, for 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Exchange Debentures") at a rate of $1.00 principal amount of 12 1/4% Exchange Debentures for each $1.00 in liquidation preference of 12 1/4% Preferred Stock. Upon the occurrence of a change in control (as defined in the certificate of designation governing the 12 1/4% Preferred Stock), the holders of the 12 1/4% Preferred Stock have the right to require the Company to repurchase all or any part of the 12 1/4% Preferred Stock at a price of 101% of the liquidation preference plus accrued and unpaid dividends. The 12 1/4% Preferred Stock is senior in liquidation preference to the Common Stock of the Company and to the 12% Preferred Stock.

  (b) 12% Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,117,629 shares of 12% Exchangeable Preferred Stock (the "12% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807. The liquidation preference of each share of 12% Preferred Stock is $100.00 plus accrued and unpaid dividends of $11,756 at December 31, 1997. The dividend rate on the 12% Preferred Stock is 12% per annum of the liquidation preference and is payable semi-annually. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of 12% Preferred Stock. The 12% Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 15, 2002, at redemption prices ranging from 106% at January 15, 2002 and declining to 100% of the liquidation preference on or after January 15, 2007, plus in each case accrued and unpaid dividends. In addition, prior to January 15, 2000, the Company may redeem all but $150,000 of the aggregate liquidation preference of 12% Preferred Stock at a redemption price of 112% of the liquidation preference plus accrued and unpaid dividends with the net proceeds of one or more public equity offerings of the Company. The Company is required, subject to certain conditions, to redeem all of the 12% Preferred Stock outstanding on January 15, 2009, at a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. The 12% Preferred Stock is exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, for 12% Subordinated Exchange Debentures due 2009 (the "12% Exchange Debentures") at a rate of $1.00 principal amount of 12% Exchange Debentures for each $1.00 in liquidation preference of 12% Preferred Stock. Upon the occurrence of a change in control (as defined in

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES the certificate of designation governing the 12% Preferred Stock), the holders of the 12% Preferred Stock have the right to require the Company to repurchase all or any part of the 12% Preferred Stock at a price of 101% of the liquidation preference plus accrued and unpaid dividends. In addition, upon the occurrence of a change in control, the Company may redeem the 12% Preferred Stock in whole but not in part at a redemption price of 112% of the liquidation preference plus accrued and unpaid dividends. The 12% Preferred Stock is senior in liquidation preference to the Common Stock of the Company and is subordinate to the 12 1/4% Preferred Stock.

(9) STOCKHOLDER'S EQUITY

  (a) On March 13, 1998, Chancellor Media completed a secondary public offering of 21,850,000 shares of its Common Stock (the "1998 Offering"). The net proceeds from the 1998 Offering of approximately $995.1 million were contributed to the Company by Chancellor Media.

  (b) Stock Options

     Chancellor Media has established the 1992, 1993 and 1995 Key Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 7,215,000 shares of Common Stock. Options issued under the Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued under the 1993 and 1995 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of Chancellor Media Common Stock on the date of issuance.

     In May 1995, Chancellor Media also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 450,000 shares of Chancellor Media Common Stock. Options issued under the Director Plan have exercise prices equal to the fair market value of Chancellor Media Common Stock on the date of issuance, vest over a three year period and have an expiration date of ten years subsequent to the date of issuance.

     In connection with the BPI Acquisition, Chancellor Media assumed outstanding options to purchase 310,276 shares of Chancellor Media Common Stock (the "BPI Options"). The BPI Options vested and became exercisable on May 12, 1996 and have an expiration date of ten years subsequent to the original date of issuance by BPI.

     In connection with the Chancellor Merger, Chancellor Media assumed outstanding options to purchase 3,526,112 shares of Chancellor Media Common Stock (the "Chancellor Options") with a fair value of $34,977. The Chancellor Options have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by Chancellor.

     The total options available for grant were 3,679,500 and 1,115,894 at December 31, 1996 and 1997, respectively.

     Chancellor Media applies APB Opinion No. 25 in accounting for its Employee Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Chancellor Media determined compensation cost based on the fair value at the grant date for

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                       1995        1996        1997
                                                      -------    --------    --------
Net loss:
  As reported.......................................  $(5,850)   $(16,194)   $(31,745)
  Pro forma.........................................   (8,787)    (20,969)    (36,650)

     Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of one year and compensation cost for options granted prior to 1995 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 44.5% for 1995 and 1996 and 41.9% for 1997; risk-free interest rate of 6.0% for 1995 and 1996 and 5.4% for 1997; dividend yield of 0% and expected lives ranging from three to seven years for 1995, 1996 and 1997.

     Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1995, 1996 and 1997:

                                      1995                   1996                   1997
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  1,956,000    $ 1.55    2,579,748    $ 3.46    3,559,984    $ 5.97
Granted.....................    516,000     10.08    1,174,500     11.56    2,773,590     22.89
Assumed in acquisitions.....    310,276      4.85           --        --    3,526,112      9.29
Exercised...................    (51,000)     0.65     (166,806)     4.27     (994,526)     5.43
Canceled....................   (151,528)     4.30      (27,458)     4.96      (38,464)    19.46
                              ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year......................  2,579,748    $ 3.46    3,559,984    $ 5.97    8,826,696    $12.98
                              =========    ======    =========    ======    =========    ======
Options exercisable at year
  end.......................  1,890,000              1,935,484              5,687,960
                              =========              =========              =========
Weighted average fair value
  of options granted during
  the year..................       4.27                   4.88                  10.25
                              =========              =========              =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          --------------------------------------------------   -------------------------------
                              NUMBER           WEIGHTED                            NUMBER
                          OUTSTANDING AT       AVERAGE           WEIGHTED      EXERCISABLE AT      WEIGHTED
        RANGE OF           DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
    EXERCISE PRICES            1997        CONTRACTUAL LIFE   EXERCISE PRICE        1997        EXERCISE PRICE
    ---------------       --------------   ----------------   --------------   --------------   --------------
$0.01...................    1,000,000         5.3 years           $ 0.01         1,000,000          $ 0.01
$4.13 to 6.17...........    2,186,056         7.2 years             4.58         2,039,692            4.60
$10.67 to 15.81.........    2,378,562         8.3 years            11.49           983,624           11.63
$17.05 to 23.75.........    2,769,078         9.5 years            21.38         1,464,644           22.50
$26.38 to 31.63.........      493,000         9.8 years            28.32           200,000           27.50
                            ---------                             ------         ---------          ------
                            8,826,696                              12.98         5,687,960           10.44
                            =========                             ======         =========          ======

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(10) EMPLOYEE BENEFIT PLANS

  (a) 401(k) Plan

     The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plan; however, no such contributions were made by the Company during 1995, 1996 or 1997.

  (b) Katz Savings and Profit Sharing Plan

     Katz has a defined contribution retirement plan, The Katz Media Group Savings and Profit Sharing Plan (the "Katz Plan"). The Katz Plan covers substantially all employees of Katz with greater than six months of service. The Katz Plan permits Katz to match a percentage of a participant's contribution up to a stated maximum percentage of an employee's salary. Cash contributions included in to operating expenses approximated $200 for the year ended December 31, 1997. Effective January 1, 1998, the Company elected to discontinue cash contributions under the matching provision of the Katz Plan. The Company intends to merge the Katz Plan into the Company's 401(k) Plan during 1998.

  (c) Katz Other Postretirement Benefits

     Prior to the Company's acquisition of Katz on October 28, 1997, Katz provided for certain medical, dental and life insurance benefits for employees who retire beginning at age 55 with a minimum of 15 years of service and for employees who retire at age 65 with a minimum of 10 years of service. The Company will continue providing this coverage only for retirees and beneficiaries currently receiving coverage and those active employees who have, or will have attained by December 31, 1998, the age and service necessary to receive coverage.

     The accumulated post retirement benefit obligation ("APBO") consists of $703 for retirees and $337 for active employees fully eligible for benefits for a total APBO of $1,040 at December 31, 1997. As of December 31, 1997, Katz and its subsidiaries have not funded any portion of the accumulated postretirement benefit obligation. The net periodic postretirement benefit cost consists of interest cost on the APBO of $11 for the year ended December 31, 1997. The APBO was determined using an assumed discount rate of 6.5% and a health care cost trend rate of 5% per annum for all future years. The effect of a 1% increase in the health care cost trend rate would increase the APBO by $368 and would increase the service and interest cost components of the net periodic postretirement benefit cost by $24.

(11) INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:

                                                          1995      1996       1997
                                                          -----    -------    -------
Current tax expense:
  Federal...............................................  $ 246    $   485    $ 6,840
  State.................................................    425        972      4,791
                                                          -----    -------    -------
Total current tax expense...............................    671      1,457     11,631
Deferred benefit........................................   (479)    (4,353)    (3,829)
                                                          -----    -------    -------
Total income tax expense (benefit)......................  $ 192    $(2,896)   $ 7,802
                                                          =====    =======    =======

     During 1997, the Company incurred an extraordinary loss on extinguishment of debt. The tax benefit related to the extraordinary loss is approximately $2,343. This tax benefit, which reduces current taxes payable, is separately allocated to the extraordinary item.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss from continuing operations for the years ended December 31, 1995, 1996 and 1997 as a result of the following:

                                                         1995       1996       1997
                                                        -------    -------    -------
Computed "expected" tax benefit.......................  $(1,980)   $(6,682)   $(2,342)
Amortization of goodwill..............................      788      2,477      5,744
Net operating loss carryforwards for which no tax
  benefit was recognized..............................      923         --         --
State income taxes, net of federal benefit............      276        632      2,533
Other, net............................................      185        677      1,867
                                                        -------    -------    -------
                                                        $   192    $(2,896)   $ 7,802
                                                        =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1997 are presented below:

                                                                1996         1997
                                                              ---------    ---------
Deferred tax assets:
  Net operating loss and credit carryforwards...............  $  13,519    $  38,552
  Accrued compensation primarily relating to stock
     options................................................      1,687        1,720
  Differences in book and tax bases related to media
     representation contracts...............................         --       39,908
  Differences in book and tax bases of lease liabilities....         --        4,727
  Other.....................................................      1,215        3,147
                                                              ---------    ---------
          Total deferred tax assets.........................     16,421       88,054
                                                              ---------    ---------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily
     resulting from difference in bases from BPI, Pyramid,
     Chancellor Merger and Katz acquisitions................   (101,761)    (445,992)
  Other.....................................................       (758)      (3,702)
                                                              ---------    ---------
          Total deferred tax liabilities....................   (102,519)    (449,694)
                                                              ---------    ---------
          Net deferred tax liability........................  $ (86,098)   $(361,640)
                                                              =========    =========

     Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1997 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1997, the Company has net operating loss carryforwards available to offset future taxable income of approximately $85,000, expiring from 1998 to 2012 and has alternative minimum tax credit carryforwards of approximately $3,600 that do not expire. All of the net operating loss and tax credit

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES carryforwards at December 31, 1997 are subject to annual use limitations under tax rules governing changes of ownership.

(12) COMMITMENTS AND CONTINGENCIES

     The Company has noncancelable operating leases, primarily for office space. These leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $3,073, $5,462 and $10,913 during 1995, 1996 and 1997, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are as follows:

Year ending December 31:
  1998.....................................................   30,784
  1999.....................................................   28,644
  2000.....................................................   26,533
  2001.....................................................   25,188
  2002.....................................................   23,506
  Thereafter...............................................  156,335

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Claimants' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted the Company's motion to dismiss Claimants' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Claimants' motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Claimants moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Claimants seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Claimants' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Claimants' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. On April 25, 1997, the Company filed a notice of appeal of the denial of the Company's motion for summary judgment. In October 1997, the N.Y. State Supreme Court, Appellate Division, granted a portion of the appeal seeking to strike certain damages sought, but otherwise affirmed the denial of the motion for summary judgement and sent the case back to the trial court for trial. The Company believes that it acted within its rights in terminating the agreement.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 1996                    1997
                                          -------------------   -----------------------
                                          CARRYING     FAIR      CARRYING       FAIR
                                           AMOUNT     VALUE       AMOUNT       VALUE
                                          --------   --------   ----------   ----------
Interest rate swaps.....................  $     --   $    199   $       --   $    3,919
Long-term debt -- Senior Credit
  Facility..............................   348,000    348,000    1,573,000    1,573,000
Long-term debt -- Senior Notes..........    10,000     10,572           --           --
Long-term debt -- 9 3/8% Notes..........        --         --      200,000      209,000
Long-term debt -- 8 3/4% Notes..........        --         --      200,000      205,000
Long-term debt -- 10 1/2% Notes.........        --         --      100,000      110,000
Long-term debt -- 8 1/8% Notes..........        --         --      500,000      500,000
Redeemable preferred stock -- 12 1/4%
  Preferred Stock.......................        --         --      119,444      133,000
Redeemable preferred stock -- 12%
  Preferred Stock.......................        --         --      211,764      239,821

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

          Interest rate swaps: The fair value of the interest rate swap and cap contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would (receive) pay at the reporting date if the contracts were transferred to other parties or canceled by the broker.

          Long-term debt: The fair values of the Company's 9 3/8% Notes, 8 3/4% Notes, 10 1/2% Notes and 8 1/8% Notes are based on December 31, 1997 quoted market prices. As amounts outstanding under the Company's Senior Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

          Redeemable preferred stock: The fair values of the Company's 12 1/4% Preferred Stock and 12% Preferred Stock are based on December 31, 1997 quoted market prices.

(14) RELATED PARTY TRANSACTIONS

     As of December 31, 1997, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 18,727,028 shares of Common Stock of Chancellor Media. Mr. Hicks was elected Chairman of the Board and a director of the Company upon consummation of the Chancellor Merger.

     The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997, (the "Financial Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. Pursuant thereto, the Company pays to Hicks Muse Partners an annual fee of not less than $1,000 , subject to increase or decrease (but not below $1,000), based upon changes in the Consumer Price Index. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the Financial Monitoring and Oversight Agreement. The Financial Monitoring and Oversight Agreement provides

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES that the agreement will terminate at such time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of Chancellor Media Common Stock beneficially owned by them, collectively. The Company paid Hicks Muse Partners $333 in 1997 pursuant to the Financial Monitoring and Oversight Agreement which is included in corporate general and administrative expense in the accompanying consolidated statement of operations.

     In connection with the consummation of the Chancellor Merger, a Financial Advisory Agreement among Chancellor, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the Financial Advisory Agreement in respect of the transactions contemplated by the Chancellor Merger, HM2/Management was paid a fee of $10,000 in cash upon consummation of the Chancellor Merger which was accounted for as a direct acquisition cost. Notwithstanding the termination of the Financial Advisory Agreement, the Company paid Hicks Muse Partners $1,500 for financial advisory services in connection with the Katz Acquisition which was accounted for as a direct acquisition cost.

     Vernon E. Jordan, Jr., a director of the Company, also serves on the board of directors of Bankers Trust Company and Bankers Trust New York Corporation. Affiliates of Bankers Trust Company and Bankers Trust New York Corporation have provided a variety of commercial banking, investment banking and financial advisory services to the Company, and expect to continue to provide such services to the Company in the future.

(15) SEGMENT DATA

     The Company operated in two principal business segments -- radio broadcasting and media representation -- in 1997. The Company's radio broadcasting segment included a portfolio of 96 stations (68 FM and 28 AM) for which the Company owned at December 31, 1997 in 21 large markets, including each of the nation's 12 largest radio revenue markets. The Company entered into the media representation segment with the acquisition of Katz on October 28, 1997. Katz is a full-service media representation firm serving multiple types of electronic media, with leading market share in the representation of radio and television stations and cable television systems. Katz is retained on an exclusive basis by radio stations, television stations and cable television systems in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas, to sell national spot advertising air time. The media representation segment data for 1997 includes the results of operations of Katz from the date of acquisition.

                                                          DEPRECIATION
                                     NET      OPERATING       AND        IDENTIFIABLE     CAPITAL
              1997                 REVENUES    INCOME     AMORTIZATION      ASSETS      EXPENDITURES
              ----                 --------   ---------   ------------   ------------   ------------
Radio broadcasting...............  $548,856    $52,219      $182,314      $4,465,526      $11,430
Media representation.............    33,222      6,187         3,668         495,951          436
                                   --------    -------      --------      ----------      -------
          Total..................  $582,078    $58,406      $185,982      $4,961,477      $11,866
                                   ========    =======      ========      ==========      =======

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             QUARTER ENDED
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------   --------   ------------   -----------
1996:
  Net revenues............................  $ 53,371   $ 72,991     $ 78,768      $ 88,720
  Operating income (loss).................    (8,223)     7,062        9,351         9,770
  Net income (loss) attributable to common
     stock................................   (14,273)    (2,222)        (793)        1,094
1997:
  Net revenues............................  $ 81,897   $106,364     $145,022      $248,795
  Operating income........................       568     16,968       15,002        25,868
  Income (loss) before extraordinary
     item.................................    (6,011)     9,870       (3,221)      (15,132)
  Net income (loss) attributable to common
     stock................................    (6,011)     5,520       (6,000)      (25,254)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chancellor Media Corporation of Los Angeles:

     Our report on the consolidated financial statements of Chancellor Media Corporation of Los Angeles and subsidiaries is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule of Chancellor Media Corporation of Los Angeles and subsidiaries as of and for the year ended December 31, 1997 included herein.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 10, 1998, except for notes 2(b) paragraphs 1 and 3-5 as to which the date is February 20, 1998 and 9(a) as to which the date is March 13, 1998

                                                                     SCHEDULE II

                  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                             BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                  AT END
                DESCRIPTION                  OF PERIOD     EXPENSES    ACCOUNTS     WRITEOFFS   OF PERIOD
                -----------                  ----------   ----------   ---------    ---------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1997.............   $ 2,292       5,174         7,049(1)    1,864      $12,651
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1996.............   $ 2,000       2,179           156(1)    2,043      $ 2,292
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1995.............   $   835         904         1,644(1)    1,383      $ 2,000
                                              =======       =====       =======       =====      =======
Deferred tax asset valuation allowance:
  Year ended December 31, 1997.............   $    --          --            --          --      $    --
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1996.............   $    --          --            --          --      $    --
                                              =======       =====       =======       =====      =======
  Year ended December 31, 1995.............   $14,458          --       (14,458)         --      $    --
                                              =======       =====       =======       =====      =======

---------------

(1) Additions (deductions) result from the application of purchase accounting relating to the BPI Acquisition in 1995, the Pyramid Acquisition in 1996 and the Chancellor Merger, the Viacom Acquisition and the Katz Acquisition in 1997.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
        (h)2.11          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        (i)2.11A         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated September
                            7, 1995.
        (i)2.11B         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated January
                            11, 1996.
        (j)2.12          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        (n)2.13          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        (o)2.14          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio System Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        (o)2.15          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holding Corporation, WHTT (AM) License Corp. (see table
                            of contents for list of omitted exhibits and schedules).
        (o)2.16          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        (p)2.17          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        (p)2.18          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibit
                            and schedules).
        (p)2.19          -- Purchase Agreement dated June 27, 1996 between WEDR, Inc.
                            and Evergreen Media Corporation of Los Angeles (see table
                            of contents for list of omitted schedules).
        (p)2.21          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles.
        (p)2.22          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.
        (p)2.23          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM) (see
                            table of content for list of omitted exhibits and
                            schedules).

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
        (p)2.24          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (see table of
                            contents for list of omitted schedules).
        (q)2.25          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. Evergreen Media Corporation.
        (q)2.26          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp. WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        (q)2.27          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        (r)2.28          -- Stock Purchase Agreement by and between Viacom
                            International, Inc. and Evergreen Media Corporation of
                            Los Angeles, dated February 16, 1997 (see table of
                            contents for omitted schedule and exhibits).
        (r)2.29          -- Agreement and Plan of Merger by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        (r)2.30          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P. The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks, and H. Rand Reynolds, as Trustee for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        (r)2.31          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation of Los
                            Angeles, and Evergreen Media Corporation, dated as of
                            February 19, 1997.
        (s)2.32          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/ WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (see table of contents for list of omitted
                            schedules).
        (s)2.33          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Los Angeles,
                            Evergreen Media Corporation of the East and Evergreen
                            Media Corporation of Carolinaland, dated as of December
                            5, 1996 (see table of contents for list of omitted
                            schedules).
        (t)2.34          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
        (t)2.35          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
        (t)2.36          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        (y)2.41          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Evergreen
                            Mezzanine Holdings Corporation, dated as of February 19,
                            1997, as amended and restated on July 31, 1997.
       (gg)2.42          -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
       (ss)2.43          -- Letter Agreement, dated February 20, 1998, between
                            Chancellor Media Corporation of Los Angeles and Capstar
                            Broadcasting Corporation.
       (rr)3.1C          -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
       (rr)3.2B          -- Amended and Restated Bylaws of Chancellor Media.
       (ff)3.3           -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles (formerly known as Evergreen
                            Media Corporation of Los Angeles).
       (pp)3.3A          -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
          *3.3B          -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed October 28, 1997.
       (ff)3.4           -- Bylaws of Chancellor Media Corporation of Los Angeles.
        (t)4.10          -- Second Amended and Restated Loan Agreement dated as of
                            April 25, 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas) Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        (z)4.11          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the administrative Agent.
        (y)4.12          -- Specimen Common Stock Certificate of Chancellor Media.
        (y)4.13          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        (y)4.14          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
       (aa)4.15          -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
       (bb)4.16          -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
       (cc)4.17          -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
       (dd)4.18          -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
       (ee)4.19          -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2004 of CMCLA.
       (ff)4.21          -- Specimen 12 1/4% Series A Senior Cumulative Exchangeable
                            Preferred Stock Certificate of CMCLA.
       (ff)4.22          -- Specimen 12% Exchangeable Preferred Stock Certificate of
                            CMCLA.
       (ff)4.23          -- Form of Certificate of Designation for 12 1/4% Series A
                            Senior Cumulative Exchangeable Preferred Stock of CMCLA.
       (ff)4.24          -- Form of Certificate of Designation for 12% Exchangeable
                            Preferred Stock of CMCLA.
       (pp)4.25          -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
       (hh)4.26          -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
       (pp)4.27          -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
       (pp)4.28          -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
       (pp)4.29          -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
       (pp)4.30          -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
       (qq)4.31          -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
       (qq)4.32          -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
       (qq)4.33          -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debenture
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
          *4.34          -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
          *4.35          -- Second Supplemental Indenture, dated as of October 28,
                            1997 to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007.

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          *4.36          -- Third Amendment to Second Amended and Restated Loan
                            Agreement, dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
          *4.37          -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
       (f)10.23          -- Evergreen Media Corporation Stock Option Plan for
                            Non-employee Directors.
     **(n)10.26          -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       (o)10.28          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
    **(pp)10.30          -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
    **(pp)10.31          -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
    **(pp)10.32          -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
    **(pp)10.33          -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
    **(pp)10.34          -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
      (jj)10.36          -- Chancellor Broadcasting Company 1996 Stock Award Plan.
      (kk)10.37          -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
      (ll)10.38          -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
      (mm)10.39          -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neuman.
      (nn)10.40          -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
      (oo)10.41          -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
      (pp)16.1           -- Letter from KPMG Peat Marwick LLP to the Securities and
                            Exchange Commission dated September 29, 1997.
         *21.1           -- Subsidiaries of Chancellor Media.
         *21.2           -- Subsidiaries of CMCLA.
         *23.1           -- Consent of Coopers & Lybrand L.L.P.
         *23.2           -- Consent of KPMG Peat Marwick LLP.
         *27.1           -- Financial Data Schedule of Chancellor Media Corporation.
         *27.2           -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

 *    Filed herewith.

**    Management contract or compensatory arrangement.

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

(rr) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ended September 30, 1997.

(ss) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of February 23, 1998 and filed as of February 27, 1998.