Form 10-Q
period 1998-03-31
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1998-05-14
CIK 894972, 1043102

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

         Commission File No. 0-21570                   Commission File No. 333-32259
         CHANCELLOR MEDIA CORPORATION                   CHANCELLOR MEDIA CORPORATION
          (Exact Name of Registrant                            OF LOS ANGELES
         as Specified in its Charter)                    (Exact Name of Registrant
                                                        as Specified in its Charter)

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

                                 (972) 869-9020
              (Registrants' telephone number, including area code)

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

Chancellor Media Corporation................................    Yes  X         No
                                                                   -----          -----
Chancellor Media Corporation of Los Angeles.................    Yes  X         No
                                                                   -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1998, 142,205,132 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

================================================================================

                                     INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements........................................      2
                    CHANCELLOR MEDIA CORPORATION
                    Consolidated Balance Sheets (unaudited).....................      2
                    Consolidated Statements of Operations (unaudited)...........      3
                    Consolidated Statements of Cash Flows (unaudited)...........      4
                    Notes to Consolidated Financial Statements (unaudited)......      5
                    CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
                    Consolidated Balance Sheets (unaudited).....................     13
                    Consolidated Statements of Operations (unaudited)...........     14
                    Consolidated Statements of Cash Flows (unaudited)...........     15
                    Notes to Consolidated Financial Statements (unaudited)......     16
          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................     23
PART II.  OTHER INFORMATION
          Item 1.   Legal Proceedings...........................................     27
          Item 5.   Other Information...........................................     28
          Item 6.   Exhibits and Reports on Form 8-K............................     29

                                     PART I

ITEM 1  FINANCIAL STATEMENTS

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                              (UNAUDITED)
                                                                              -----------
                                                              DECEMBER 31,     MARCH 31,
                                                                  1997           1998
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................   $   16,584     $  306,305
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $13,522 in 1998.................      239,869        227,939
  Other current assets......................................       27,208         30,886
                                                               ----------     ----------
          Total current assets..............................      283,661        565,130
Property and equipment, net.................................      159,797        161,373
Intangible assets, net......................................    4,404,443      4,351,021
Other assets, net...........................................      113,576        117,898
                                                               ----------     ----------
                                                               $4,961,477     $5,195,422
                                                               ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017     $  164,463
Long-term debt..............................................    2,573,000      1,900,000
Deferred tax liabilities....................................      361,640        353,683
Other liabilities...........................................       44,405         43,182
                                                               ----------     ----------
          Total liabilities.................................    3,150,062      2,461,328
                                                               ----------     ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997 and 1998................      119,445        119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997 and $217,057
     in 1998................................................      211,763        211,763
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................      110,000        110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....      299,500        299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 119,921,814 shares in
     1997 and 142,180,801 in 1998...........................        1,199          1,422
  Paid-in capital...........................................    1,226,930      2,224,374
  Accumulated deficit.......................................     (157,422)      (232,410)
                                                               ----------     ----------
          Total stockholders' equity........................    1,480,207      2,402,886
                                                               ----------     ----------
                                                               $4,961,477     $5,195,422
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1998
                                                              ---------    ---------
Gross revenues..............................................   $93,812     $262,421
  Less agency commissions...................................    11,915       28,864
                                                               -------     --------
          Net revenues......................................    81,897      233,557
Operating expenses:
  Operating expenses excluding depreciation and
     amortization...........................................    52,984      148,019
  Depreciation and amortization.............................    26,015       91,936
  Corporate general and administrative......................     2,330        6,803
                                                               -------     --------
          Operating expenses................................    81,329      246,758
                                                               -------     --------
          Operating income (loss)...........................       568      (13,201)
                                                               -------     --------
Nonoperating expenses:
  Interest expense, net.....................................     7,888       48,300
                                                               -------     --------
          Loss before income taxes..........................    (7,320)     (61,501)
Income tax benefit..........................................     1,309        2,941
Dividends on preferred stock of subsidiary..................        --       10,011
                                                               -------     --------
          Net loss..........................................    (6,011)     (68,571)
Preferred stock dividends...................................        --        6,417
                                                               -------     --------
          Net loss attributable to common stockholders......   $(6,011)    $(74,988)
                                                               =======     ========
Basic and diluted loss per common share.....................   $ (0.07)    $  (0.60)
                                                               =======     ========

Weighted average common shares outstanding..................    84,376      124,718
                                                               =======     ========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1998
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss..................................................  $  (6,011)   $ (68,571)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................      2,419        6,058
     Amortization of goodwill, intangible assets and other
      assets................................................     23,596       85,878
     Provisions for doubtful accounts.......................      1,254        1,625
     Deferred income tax benefit............................     (1,309)      (2,941)
     Dividends on preferred stock of subsidiary.............         --       10,011
     Other..................................................         --         (449)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................      4,766        9,901
       Other current assets.................................        433       (3,308)
       Accounts payable and accrued expenses................     (5,911)      (6,962)
       Other assets.........................................        (19)         (25)
       Other liabilities....................................         23         (577)
                                                              ---------    ---------
          Net cash provided by operating activities.........     19,241       30,640
                                                              ---------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (83,500)     (24,350)
  Assets held for sale......................................    (50,000)          --
  Escrow deposits on pending acquisitions...................    (53,750)      (4,000)
  Payments made on purchases of representation contracts....         --       (7,422)
  Payments received on sales of representation contracts....         --        4,164
  Capital expenditures......................................       (672)      (6,224)
  Other.....................................................     (6,461)      (4,844)
                                                              ---------    ---------
          Net cash used by investing activities.............   (194,383)     (42,676)
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    192,250       56,000
  Principal payments on long-term debt......................    (14,875)    (729,000)
  Payments on other liabilities.............................       (132)          --
  Proceeds from issuance of common stock and preferred
     stock..................................................        124      997,667
  Dividends on preferred stock..............................         --      (22,887)
  Payments for debt issuance costs..........................        (16)         (23)
                                                              ---------    ---------
          Net cash provided by financing activities.........    177,351      301,757
                                                              ---------    ---------
Increase in cash and cash equivalents.......................      2,209      289,721
Cash and cash equivalents at beginning of period............      3,060       16,584
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $   5,269    $ 306,305
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation (formerly known as Evergreen Media Corporation ("Evergreen") and its subsidiaries (collectively, the "Company" or "Chancellor Media") for the periods presented.

     Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective for the year ended December 31, 1997. This Statement establishes new standards for computing and presenting earnings per share and requires restatement of all prior period earnings per share data. The adoption of this Statement resulted in the dual presentation of basic and diluted earnings per share on the Company's income statement. In accordance with this Statement, the Company has applied these provisions on a retroactive basis. Basic and diluted loss per common share does not differ from previously reported primary loss per share information for the three months ended March 31, 1997 due to the Company's loss position.

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income for any period presented and therefore is not required to report comprehensive income.

2. ACQUISITIONS AND DISPOSITIONS

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

     On April 3, 1997, the Company exchanged WQRS-FM in Detroit (which the Company acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. ("Greater Media") in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to the Company of WWRC-AM was therefore $22,500. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

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

     On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552,559; (ii) $53,750 in escrow funds paid by the Company on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, the Company issued 5,990,000 shares of $3.00 Convertible Preferred Stock for net proceeds of $287,808 which were used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were also sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sales.

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

     On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18,000 in the form of a promissory note. The promissory note, as amended on May 1, 1998, bears interest at 7 3/4% from the closing date through February 28, 1998 and at 10.0% from March 1, 1998 through the remainder of the term of the note, with a balloon principal payment due four years after closing. At closing, Douglas posted a $1,000 letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen, Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"),
(i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the Company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

     On October 28, 1997, the Company acquired Katz Media Group, Inc. ("KMG"), a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,000 which included $122,000 of borrowings outstanding under the KMG senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of KMG) and (iii) estimated acquisition costs of $7,500.

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

1998 COMPLETED TRANSACTIONS

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to the Company) for $26,000 in cash plus various other direct acquisition costs, of which $1,650 was previously paid by Chancellor as escrow funds and are classified as other assets at December 31, 1997. The Company had previously operated KXPK-FM under a time brokerage agreement since September 1, 1997.

     On April 3, 1998, the Company exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 paid by the Company in escrow and classified as other assets at December 31, 1997 and March 31, 1998) to Bonneville in return for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Exchange"). The Company had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WBIX-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under which the Company would acquire WFLN-FM from Secret for $37,750 in cash. The Company in April 1997 had entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus interest earned during the period which the court held such amounts, and Secret received the balance of such amounts.

PENDING TRANSACTIONS

     On February 17, 1998, the Company entered into an agreement to acquire WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $72,000 in cash (including $4,000 paid by the Company in escrow and classified as other assets at March 31, 1998), plus an amount equal to the value assigned to certain accounts receivable for the stations (the "Capitol Broadcasting Acquisition"). Although there can be no assurance, the Company expects that the Capitol Broadcasting Acquisition will be consummated in the second quarter of 1998.

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") KTXQ-FM and KBFB-FM in Dallas/Ft. Worth,

KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 (the "Capstar Transaction"). The Capstar/SFX Stations are presently owned by SFX Broadcasting, Inc. ("SFX"), and are expected to be acquired by Capstar as part of Capstar's pending acquisition of SFX (the "Capstar/SFX Acquisition"). The Capstar/SFX Stations would be acquired by the Company in a series of purchases and exchanges over a period of three years, and would be operated by the Company under time brokerage agreements immediately upon the consummation of the Capstar/SFX Acquisition until acquired by the Company. As part of the Capstar Transaction, the Company would exchange WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53,000) plus $90,250 in cash for Capstar/SFX Station KODA-FM in Houston. The Company would pay approximately $494,250 for the remaining ten Capstar/SFX Stations. As part of the Capstar Transaction, the Company would, at the consummation of the Capstar/SFX Acquisition, provide a loan to Capstar in the principal amount of up to $250,000 (the "Capstar Loan"). The Capstar Loan would bear interest at the rate of 12% per annum (subject to increase in certain circumstances), and would be secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan would be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. The Company's obligation to provide the Capstar Loan is conditioned, among other things, on Capstar's receipt of at least $650,000 in equity investments that are subordinate to the Capstar Loan between January 1, 1998 and the consummation of the Capstar/SFX Acquisition. Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse"), which is a substantial shareholder of the Company, controls Capstar, and certain directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse. The Capstar Transaction was approved by the disinterested directors of the Company's Board of Directors. Capstar has informed the Company that the Capstar/SFX Acquisition will be consummated in the second quarter of 1998.

     On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $150,000 in cash (the "Petry Acquisition"). Although there can be no assurance, the Company expects that the Petry Acquisition will be consummated in the third or fourth quarter of 1998.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $4,650 and $7,000 paid by the Company in connection with the Bonneville Exchange and the Capitol Broadcasting Acquisition have been classified as other assets in the accompanying balance sheet at December 31, 1997 and March 31, 1998, respectively.

SUMMARY OF NET ASSETS ACQUIRED

     The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                                              THREE MONTHS
                                                               YEAR ENDED        ENDED
                                                              DECEMBER 31,     MARCH 31,
                                                                  1997            1998
                                                              ------------    ------------
Working capital, including cash of $9,724 in 1997...........   $   66,805       $    --
Property and equipment......................................      118,371         1,411
Assets held for sale........................................      131,000            --
Intangible assets...........................................    3,823,746        24,589
Other assets................................................       26,742            --
Deferred tax liability......................................     (279,371)           --
Other liabilities...........................................      (39,681)           --
                                                               ----------       -------
                                                               $3,847,612       $26,000
                                                               ==========       =======

     The pro forma consolidated condensed results of operations data for the three months ended March 31, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the offering in December 1997 by CMCLA of its 8 1/8% Notes (as defined herein), the amendment and restatement of the Senior Credit Facility and the 1998 Equity Offering (as defined herein) occurred at January 1, 1997, follow:

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1998
                                                              ---------    ---------
Net revenues................................................  $207,374     $233,557
Net loss....................................................   (77,569)     (65,635)
Basic and diluted loss per common share.....................  $  (0.55)    $  (0.46)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3. FINANCING TRANSACTIONS

1998 COMPLETED FINANCING TRANSACTIONS

     On March 13, 1998, the Company completed a secondary offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994,642 were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were invested in short-term investment grade securities. The Company has used a portion of the excess proceeds from the 1998 Equity Offering to finance the Bonneville Exchange, and intends to use the remaining excess proceeds from the 1998 Equity Offering to finance the proposed repurchase of CMCLA's 12% Debentures (as defined below). In addition, the Company anticipates that it will attempt to repurchase any and all shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the
"12 1/4% Preferred Stock") in the near future.

PENDING FINANCING TRANSACTIONS

     On April 29, 1998, CMCLA commenced a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on CMCLA's ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). The 12% Preferred Stock Consent Solicitation was successful, and on May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures. In this regard, CMCLA also commenced a cash tender offer (the "Tender Offer") for CMCLA's 12% Debentures. The purchase price for each $1,000 principal amount of 12% Debentures validly tendered and accepted for purchase in the Tender Offer shall be the greater of (i) $1,201.27 or (ii) an amount based on an 85-basis point spread over the yield of the 6 1/4% U.S. Treasury

Note due January 31, 2002 as of 2:00 p.m., New York City time, on the tenth business day immediately preceding the expiration date of the Tender Offer. The Tender Offer will expire at 11:59 p.m. on June 10, 1998, unless extended. There can be no assurance that the Tender Offer will be successful.

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and March 31, 1998:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997           1998
                                                              ------------    ----------
Senior Credit Facility(a).................................     $1,573,000     $  900,000
9 3/8% Notes(b)...........................................        200,000        200,000
8 3/4% Notes(b)...........................................        200,000        200,000
10 1/2% Notes(b)..........................................        100,000        100,000
8 1/8% Notes(b)...........................................        500,000        500,000
                                                               ----------     ----------
          Total long-term debt............................     $2,573,000     $1,900,000
                                                               ==========     ==========

  (a) Senior Credit Facility

     On April 25, 1997, the Company entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997, February 10, 1998 and May 1, 1998 (as amended, the "Senior Credit Facility"), the Company established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan at March 31, 1998 was 7.06% on a blended basis, based on Eurodollar rates. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At April 30, 1998, the Company had drawn $900,000 of the Term Loan Facility. Upon consummation of the 1998 Equity Offering, on March 13, 1998, all amounts outstanding under the Revolving Loan Facility on such date were repaid. The aggregate commitment under the Revolving Loan Facility remains available for reborrowing, subject to compliance with the conditions contained in the Senior Credit Facility. The capital stock of the Company's subsidiaries is pledged to secure the performance of the Company's obligations under the Senior Credit Facility, and each of the Company's subsidiaries have guaranteed those obligations.

  (b) Senior Subordinated Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes")
and the indenture governing such securities. Upon consummation of the Katz Acquisition, on October 28, 1997, the Company assumed all of the obligations under Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") and the amended and restated indenture governing such securities. On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000.

  (c) Other

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

     The Senior Credit Facility and the indentures governing the Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. The Company is required under the Senior Credit Facility to maintain specified financial rations, including leverage, cash flow and debt service coverage ratios (as defined).

5. CONTINGENCIES

     The Company is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II,
Item 1, "Legal Proceedings", of this Form 10-Q. The Company believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

6. SUBSEQUENT EVENTS

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, CMHC and CMCLA, and on April 20, 1998, Mr. Ginsburg resigned as a director of the Company, CMHC and CMCLA and from all positions held with their respective subsidiaries. On April 20, 1998, the Company entered into a separation and consulting agreement with Mr. Ginsburg which provides, among other things, for (i) a lump sum severance payment of $20,000; (ii) a grant of 800,000 stock options at an exercise price of $23.25 per share and (iii) consulting fees of $2,500 per year through April 13, 2003. It is expected that the Company will incur a significant one-time charge in the second quarter related to Mr. Ginsburg's separation and consulting agreement and new employment agreements to be entered into with certain members of executive management. On April 29, 1998, Jeffrey A. Marcus was named President and Chief Executive Officer of the Company, CMHC and CMCLA, to be effective on June 1, 1998. Thomas O. Hicks, Chairman of the Board of the Company, CMHC and CMCLA, is serving as Chief Executive Officer of the Company, CMHC and CMCLA on an interim basis until June 1, 1998.

                  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                              (UNAUDITED)
                                                              DECEMBER 31,     MARCH 31,
                                                                  1997           1998
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................   $   16,584     $  306,305
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $13,522 in 1998.................      239,869        227,939
  Other current assets......................................       27,208         30,886
                                                               ----------     ----------
          Total current assets..............................      283,661        565,130
Property and equipment, net.................................      159,797        161,373
Intangible assets, net......................................    4,404,443      4,351,021
Other assets................................................      113,576        117,898
                                                               ----------     ----------
                                                               $4,961,477     $5,195,422
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017     $  164,463
Long-term debt..............................................    2,573,000      1,900,000
Deferred tax liabilities....................................      361,640        353,683
Other liabilities...........................................       44,405         43,182
                                                               ----------     ----------
          Total liabilities.................................    3,150,062      2,461,328
                                                               ----------     ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock, par value $.01 per share; 1,000,000 shares authorized,
     issued and outstanding; liquidation preference of
     $121,274 in 1997 and 1998..............................      119,445        119,445
  Redeemable cumulative exchangeable preferred stock, par
     value $.01 per share; 3,600,000 shares authorized and
     2,117,629 shares issued and outstanding; liquidation
     preference of $223,519 in 1997 and $217,057 in 1998....      211,763        211,763
Stockholder's equity:
  Common stock, $.01 par value. 1,040 shares authorized,
     issued and outstanding.................................            1              1
  Paid-in capital...........................................    1,637,628      2,635,295
  Accumulated deficit.......................................     (157,422)      (232,410)
                                                               ----------     ----------
          Total stockholder's equity........................    1,480,207      2,402,886
                                                               ----------     ----------
                                                               $4,961,477     $5,195,422
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.

                  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1998
                                                              ---------    ---------
Gross revenues..............................................   $93,812     $262,421
  Less agency commissions...................................    11,915       28,864
                                                               -------     --------
          Net revenues......................................    81,897      233,557
Operating expenses:
  Operating expenses excluding depreciation and
     amortization...........................................    52,984      148,019
  Depreciation and amortization.............................    26,015       91,936
  Corporate general and administrative......................     2,330        6,803
                                                               -------     --------
          Operating expenses................................    81,329      246,758
                                                               -------     --------
          Operating income (loss)...........................       568      (13,201)
                                                               -------     --------
Nonoperating expenses:
  Interest expense, net.....................................     7,888       48,300
                                                               -------     --------
          Loss before income taxes..........................    (7,320)     (61,501)
Income tax benefit..........................................     1,309        2,941
                                                               -------     --------
          Net loss..........................................    (6,011)     (58,560)
Preferred stock dividends...................................        --       10,011
                                                               -------     --------
          Net loss attributable to common stock.............   $(6,011)    $(68,571)
                                                               =======     ========

          See accompanying notes to consolidated financial statement.

                  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                              --------------------------------
                                                                MARCH 31,         MARCH 31,
                                                                   1997              1998
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................    $  (6,011)        $ (58,560)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................        2,419             6,058
     Amortization of goodwill, intangible assets and other
       assets...............................................       23,596            85,878
     Provisions for doubtful accounts.......................        1,254             1,625
     Deferred income tax benefit............................       (1,309)           (2,941)
     Other..................................................           --              (449)
     Changes in certain assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable..................................        4,766             9,901
       Other current assets.................................          433            (3,308)
       Accounts payable and accrued expenses ...............       (5,911)           (6,962)
       Other assets.........................................          (19)              (25)
       Other liabilities....................................           23              (577)
                                                                ---------         ---------
          Net cash provided by operating activities.........       19,241            30,640
                                                                ---------         ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................      (83,500)          (24,350)
  Assets held for sale......................................      (50,000)               --
  Escrow deposits on pending acquisitions...................      (53,750)           (4,000)
  Payments made on purchases of representation contracts....           --            (7,422)
  Payments received on sales of representation contracts....           --             4,164
  Capital expenditures......................................         (672)           (6,224)
  Other.....................................................       (6,461)           (4,844)
                                                                ---------         ---------
          Net cash used by investing activities.............     (194,383)          (42,676)
                                                                ---------         ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................      192,250            56,000
  Principal payments on long-term debt......................      (14,875)         (729,000)
  Payments on other liabilities.............................         (132)               --
  Cash contributed by parent................................          124           997,667
  Dividend to parent........................................           --           (22,887)
  Payments for debt issuance costs..........................          (16)              (23)
                                                                ---------         ---------
          Net cash provided by financing activities.........      177,351           301,757
                                                                ---------         ---------
Increase in cash and cash equivalents.......................        2,209           289,721
Cash and cash equivalents at beginning of period............        3,060            16,584
                                                                ---------         ---------
Cash and cash equivalents at end of period..................    $   5,269         $ 306,305
                                                                =========         =========

          See accompanying notes to consolidated financial statements.

                  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles ("EMCLA")) and its subsidiaries (collectively, "CMCLA") for the periods presented. Chancellor Media Corporation of Los Angeles is an indirect, wholly owned subsidiary of Chancellor Media Corporation ("Chancellor Media").

     Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in CMCLA's Annual Report on Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements include the accounts of CMCLA and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

2. ACQUISITIONS AND DISPOSITIONS

1997 COMPLETED TRANSACTIONS

     On January 31, 1997, CMCLA acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Radio Broadcasting Company ("CRBC") for $30,000 in cash plus various other direct acquisition costs. CMCLA had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

     On January 31, 1997, CMCLA acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. CMCLA had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, CMCLA sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM and KDFC-FM/AM and no gain or loss was recognized by CMCLA upon consummation of the sale.

     On April 1, 1997, CMCLA acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168,000 in cash plus various other direct acquisition costs. CMCLA had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

     On April 3, 1997, CMCLA exchanged WQRS-FM in Detroit (which CMCLA acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. ("Greater Media") in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to CMCLA of WWRC-AM was therefore $22,500. CMCLA had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

     On May 1, 1997, CMCLA acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

     On May 15, 1997, CMCLA exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia (the "Charlotte Exchange"), and also sold the CMCLA's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,536. The Charlotte Exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction.

     On May 30, 1997, CMCLA acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75,740 in cash (including $1,990 for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, CMCLA sold WPNT-FM in Chicago to Bonneville for $75,000 in cash and recognized a gain of $529.

     On June 3, 1997, CMCLA sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting for $14,750 in cash and recognized a gain of $9,258.

     On July 2, 1997, CMCLA acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552,559; (ii) $53,750 in escrow funds paid by CMCLA on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, Chancellor Media issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,808 which were contributed to CMCLA and used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, CMCLA sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were also sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by CMCLA upon consummation of the sales.

     On July 7, 1997, CMCLA sold the Federal Communications Commission ("FCC") authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, CRBC sold the call letters "KSAN-FM" (which CRBC previously used in San Francisco) to Susquehanna. On July 7, 1997, CMCLA and CRBC entered into a time brokerage agreement to enable CMCLA to operate KYLD-FM on the frequency previously assigned to KSAN-FM, and on July 7, 1997, CRBC changed the call letters of KSAN-FM to KYLD-FM. Upon the consummation of the Chancellor Merger (as defined herein), CMCLA changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

     On July 14, 1997, CMCLA completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80,000 which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, CMCLA applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. CMCLA had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

     On July 21, 1997, CMCLA entered into a time brokerage agreement with CRBC whereby CMCLA began managing certain limited functions of CRBC's stations KBGG-FM, KNEW-AM and KABL-FM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

     On August 13, 1997, CMCLA sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) and KDFC-AM in San Francisco to affiliates of Douglas Broadcasting ("Douglas") for $18,000 in the form of a promissory note. The promissory note, as amended on May 1, 1998, bears interest at 7 3/4% from the closing date through February 28, 1998 and at 10.0% from March 1, 1998 through the remainder of the term of the note, with a balloon principal payment due four years after closing. At closing, Douglas posted a $1,000 letter of credit for the benefit of CMCLA that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, CMCLA sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor Broadcasting Company ("Chancellor"), CRBC, Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and EMCLA, (i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and
(ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, Evergreen was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles. Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to CMCLA's portfolio of stations, including 13 stations in markets in which CMCLA previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of Chancellor Media's Common Stock, resulting in the issuance of 34,617,460 shares of Chancellor Media's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

     On October 28, 1997, Chancellor Media and CMCLA acquired Katz Media Group, Inc. ("KMG"), a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,000 which included $122,000 of borrowings outstanding under the KMG senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of KMG) and (iii) estimated acquisition costs of $7,500.

     On December 29, 1997, CMCLA acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc. consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

1998 COMPLETED TRANSACTIONS

     On January 30, 1998, CMCLA acquired KXPK-FM in Denver from Ever Green Wireless LLC (which is unrelated to CMCLA) for $26,000 in cash plus various other direct acquisition costs, of which $1,650 was previously paid by CRBC as escrow funds and are classified as other assets at December 31, 1997. CMCLA had previously operated KXPK-FM under a time brokerage agreement since September 1, 1997.

     On April 3, 1998, CMCLA exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 paid by CMCLA in escrow and classified as other assets at December 31, 1997 and March 31, 1998) to Bonneville in return for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Exchange"). CMCLA had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and

WBIX-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under which the Company would acquire WFLN-FM from Secret for $37,750 in cash. The Company in April 1997 had entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus interest earned during the period which the court held such amounts, and Secret received the balance of such amounts.

PENDING TRANSACTIONS

     On February 17, 1998, CMCLA entered into an agreement to acquire WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $72,000 in cash (including $4,000 paid by CMCLA in escrow and classified as other assets at March 31, 1998), plus an amount equal to the value assigned to certain accounts receivable for the stations (the "Capitol Broadcasting Acquisition"). Although there can be no assurance, CMCLA expects that the Capitol Broadcasting Acquisition will be consummated in the second quarter of 1998.

     On February 20, 1998, CMCLA entered into an agreement to acquire from Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 (the "Capstar Transaction"). The Capstar/SFX Stations are presently owned by SFX Broadcasting, Inc. ("SFX"), and are expected to be acquired by Capstar as part of Capstar's pending acquisition of SFX (the "Capstar/SFX Acquisition"). The Capstar/SFX Stations would be acquired by CMCLA in a series of purchases and exchanges over a period of three years, and would be operated by CMCLA under time brokerage agreements immediately upon the consummation of the Capstar/SFX Acquisition until acquired by CMCLA. As part of the Capstar Transaction, CMCLA would exchange WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53,000) plus $90,250 in cash for Capstar/SFX Station KODA-FM in Houston. CMCLA would pay approximately $494,250 for the remaining ten Capstar/SFX Stations. As part of the Capstar Transaction, CMCLA would, at the consummation of the Capstar/SFX Acquisition, provide a loan to Capstar in the principal amount of up to $250,000 (the "Capstar Loan"). The Capstar Loan would bear interest at the rate of 12% per annum (subject to increase in certain circumstances), and would be secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan would be prepaid by Capstar in connection with CMCLA's acquisition of, and the proceeds of such prepayment would be used by CMCLA as a portion of the purchase price for, each Capstar/SFX Station. CMCLA's obligation to provide the Capstar Loan is conditioned, among other things, on Capstar's receipt of at least $650,000 in equity investments that are subordinate to the Capstar Loan between January 1, 1998 and the consummation of the Capstar/SFX Acquisition. Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse"), which is a substantial shareholder of Chancellor Media, controls Capstar, and certain directors of CMCLA are directors and/or executive officers of Capstar and/or Hicks Muse. The Capstar Transaction was approved by the disinterested directors of CMCLA's Board of Directors. Capstar has informed CMCLA that the Capstar/ SFX Acquisition will be consummated in the second quarter of 1998.

     On April 8, 1998, CMCLA entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $150,000 in cash (the "Petry Acquisition").

Although there can be no assurance, CMCLA expects that the Petry Acquisition will be consummated in the third or fourth quarter of 1998.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. CMCLA believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $4,650 and $7,000 paid by CMCLA in connection with the Bonneville Exchange and the Capitol Broadcasting Acquisition have been classified as other assets in the accompanying balance sheet at December 31, 1997 and March 31, 1998, respectively.

SUMMARY OF NET ASSETS ACQUIRED

     The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                                             THREE MONTHS
                                                              YEAR ENDED        ENDED
                                                             DECEMBER 31,     MARCH 31,
                                                                 1997            1998
                                                             ------------    ------------
Working capital, including cash of $9,724 in 1997..........   $   66,805       $    --
Property and equipment.....................................      118,371         1,411
Assets held for sale.......................................      131,000            --
Intangible assets..........................................    3,823,746        24,589
Other assets...............................................       26,742            --
Deferred tax liability.....................................     (279,371)           --
Other liabilities..........................................      (39,681)           --
                                                              ----------       -------
                                                              $3,847,612       $26,000
                                                              ==========       =======

     The pro forma consolidated condensed results of operations data for the three months ended March 31, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the offering in December 1997 by CMCLA of its 8 1/8% Notes (as defined herein), the amendment and restatement of the Senior Credit Facility and Chancellor Media's 1998 Equity Offering (as defined herein) occurred at January 1, 1997, follow:

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1998
                                                              ---------    ---------
Net revenues................................................  $207,374     $233,557
Net loss....................................................   (71,152)     (59,218)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3. FINANCING TRANSACTIONS

1998 COMPLETED FINANCING TRANSACTIONS

     On March 13, 1998, Chancellor Media completed a secondary offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994,642 were contributed to CMCLA and were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were invested in short-term investment grade securities. CMCLA has used a portion of the excess proceeds from the 1998

Equity Offering to finance the Bonneville Exchange, and intends to use the remaining excess proceeds from the 1998 Equity Offering to finance the proposed repurchase of CMCLA's 12% Debentures (as defined below). In addition, CMCLA anticipates that it will attempt to repurchase any and all shares of its 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") in the near future.

PENDING FINANCING TRANSACTIONS

     On April 29, 1998, CMCLA commenced a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on CMCLA's ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). The 12% Preferred Stock Consent Solicitation was successful, and on May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures. In this regard, CMCLA also commenced a cash tender offer (the "Tender Offer") for CMCLA's 12% Debentures. The purchase price for each $1,000 principal amount of 12% Debentures validly tendered and accepted for purchase in the Tender Offer shall be the greater of (i) $1,201.27 or (ii) an amount based on an 85-basis point spread over the yield of the 6 1/4% U.S. Treasury Note due January 31, 2002 as of 2:00 p.m., New York City time, on the tenth business day immediately preceding the expiration date of the Tender Offer. The Tender Offer will expire at 11:59 p.m. on June 10, 1998, unless extended. There can be no assurance that the Tender Offer will be successful.

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and March 31, 1998:

                                                             DECEMBER 31,    MARCH 31,
                                                                 1997           1998
                                                             ------------    ----------
Senior Credit Facility(a)..................................   $1,573,000     $  900,000
9 3/8% Notes(b)............................................      200,000        200,000
8 3/4% Notes(b)............................................      200,000        200,000
10 1/2% Notes(b)...........................................      100,000        100,000
8 1/8% Notes(b)............................................      500,000        500,000
                                                              ----------     ----------
          Total long-term debt.............................   $2,573,000     $1,900,000
                                                              ==========     ==========

  (a) Senior Credit Facility

     On April 25, 1997, CMCLA entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997, February 10, 1998 and May 1, 1998 (as amended, the "Senior Credit Facility"), CMCLA established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, CMCLA wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of CMCLA, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan at March 31, 1998 was 7.06% on a blended basis, based on Eurodollar rates. CMCLA pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, CMCLA is required to enter into interest hedging agreements that result in the fixing or placing a cap on CMCLA's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At April 30, 1998, CMCLA had drawn $900,000 of the Term Loan Facility. Upon consummation of the 1998 Equity Offering, on March 13, 1998, all amounts outstanding under the Revolving Loan Facility on such date were repaid. The aggregate commitment under the Revolving Loan Facility remains available for reborrowing, subject to compliance with the conditions contained in the Senior Credit Facility. The capital stock of CMHC, CMCLA and CMCLA's subsidiaries is pledged to secure the performance of CMCLA's obligations under the Senior Credit Facility, and CMHC and each of CMCLA's subsidiaries have guaranteed those obligations.

  (b) Senior Subordinated Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, CMCLA assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") and the indenture governing such securities. Upon consummation of the Katz Acquisition, on October 28, 1997, CMCLA assumed all of the obligations under Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") and the amended and restated indenture governing such securities. On December 22, 1997, CMCLA issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000.

  (c) Summarized Financial Information of Subsidiary Guarantors

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes and the 8 1/8% Notes (collectively, the "Notes") are unsecured obligations of CMCLA, subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1997 and March 31, 1998 and for the three months ended March 31, 1998 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.

                                                             DECEMBER 31,    MARCH 31,
                                                                 1997           1998
                                                             ------------    ----------
Current assets.............................................   $  223,913     $  212,037
Noncurrent assets..........................................      987,028        956,538
Current liabilities........................................       89,362         89,170
Noncurrent liabilities.....................................    1,130,105      1,218,052

                                                              MARCH 31,
                                                                 1998
                                                             ------------
Net revenues...............................................   $  188,970
Operating income...........................................       (5,289)
Net loss...................................................      (42,010)

  (d) Other

     The Senior Credit Facility and the indentures governing the Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under the Senior Credit Facility to maintain specified financial rations, including leverage, cash flow and debt service coverage ratios (as defined).

5. CONTINGENCIES

     CMCLA is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II, Item 1, "Legal Proceedings", of this Form 10-Q. CMCLA believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

6. SUBSEQUENT EVENTS

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA, and on April 20, 1998, Mr. Ginsburg resigned as a director of Chancellor Media, CMHC and CMCLA and from all positions held with their respective subsidiaries. On April 20, 1998, Chancellor Media and CMCLA entered into a separation and consulting agreement with Mr. Ginsburg which provides, among other things, for (i) a lump sum severance payment of $20,000; (ii) a grant of 800,000 stock options at an exercise price of $23.25 per share and (iii) consulting fees of $2,500 per year through April 13, 2003. It is expected that CMCLA will incur a significant one-time charge in the second quarter related to Mr. Ginsburg's separation and consulting agreement and new employment agreements to be entered into with certain members of executive management. On April 29, 1998, Jeffrey A. Marcus was named President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA, to be effective on June 1, 1998. Thomas O. Hicks, Chairman of the Board of Chancellor Media, CMHC and CMCLA, is serving as Chief Executive Officer of Chancellor Media, CMHC and CMCLA on an interim basis until June 1, 1998.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since 1995, Chancellor Media Corporation ("Chancellor Media"), Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect, wholly-owned subsidiary of Chancellor Media, and their respective subsidiaries (collectively, the "Company") have engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. Implementation of this acquisition strategy was significantly accelerated in 1996 and to date in 1998 due to passage of the Telecommunications Act of 1996 and the associated relaxation of national and local ownership limits. For a discussion of the various transactions completed and agreements entered into since January 1, 1997 as part of the Company's acquisition strategy, see the Notes to the Consolidated Financial Statements of Chancellor Media and CMCLA and their respective subsidiaries contained in this Quarterly Report on Form 10-Q. The Company also anticipates that it will attempt to leverage its radio expertise and expand into industries related to the operation of radio stations. In this regard, the Company formed a national radio network, The AMFM Radio Networks, in September 1997 and acquired Katz, a full-service media representation firm in October 1997. The Company has also recently begun exploring the acquisition of additional complementary media businesses, including radio stations in medium-sized markets, television, outdoor advertising, and similar international media opportunities.

     At May 1, 1998, the Company's station portfolio consisted of 97 stations (70 FM and 27 AM), including a total of 11 radio station clusters of four or five FM stations ("superduopolies") in nine of the nation's 15 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C., Detroit, Denver and Minneapolis-St. Paul -- and in two other large markets -- Phoenix and Orlando. Consummation of the Pending Transactions will result in a net increase of nine FM stations and two AM stations and will add the San Diego market to the Company's portfolio. In addition, consummation of the Pending Transactions will increase the number of superduopolies in the Company's station portfolio to 14, including two new superduopolies in the nation's 10 largest radio markets -- Dallas/Ft. Worth and Houston -- and one other large market -- Pittsburgh.

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various station acquisitions and dispositions that the Company has completed. For a description of the transactions completed by the Company during 1997 and to date in 1998, see the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     The Company's results of operations for the three months ended March 31, 1998 are not comparable to the results of operations for the three months ended March 31, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and various other station acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

     Net revenues for the three months ended March 31, 1998 increased 185.2% to $233.6 million compared to $81.9 million for the first quarter of 1997. Operating expenses excluding depreciation and amortization for the three months ended March 31, 1998 increased 179.4% to $148.0 million compared to $53.0 million for the three months ended March 31, 1997. Operating income excluding depreciation and amortization and corporate general and administrative expense (broadcast cash flow) for the three months ended March 31, 1998 increased 195.8% to $85.5 million compared to $28.9 million for the first quarter of 1997. The increase in net revenues, operating expenses, and broadcast cash flow for the three months ended March 31, 1998 was primarily attributable to the net impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the various station acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for the three months ended March 31, 1998 increased 253.4% to $91.9 million compared to $26.0 million for the first quarter of 1997. The increase is primarily due to the impact of the Viacom Acquisition, the Chancellor Merger and the Katz Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

     Corporate general and administrative expenses for the three months ended March 31, 1998 increased 192.0% to $6.8 million compared to $2.3 million for the first quarter of 1997. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

     As a result of the above factors, the Company realized $13.2 million of operating loss for the three months ended March 31, 1998 compared to $0.6 million of operating income for the first quarter of 1997.

     Interest expense, net for the three months ended March 31, 1998 increased 512.3% to $48.3 million compared to $7.9 million for the same period in 1997. The net increase in interest expense was primarily due to (i) additional bank borrowings under the Senior Credit Facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions and the 1998 Equity Offering, (ii) the assumption of CRBC's 9 3/8% Notes and 8 3/4% Notes upon consummation of the Chancellor Merger on September 5, 1997, (iii) the assumption of Katz' 10 1/2% Notes upon consummation of the Katz Acquisition on October 28, 1997 and (iv) the issuance of the 8 1/8% Notes by the Company on December 22, 1997.

     The income tax benefit for the three months ended March 31, 1998 is comprised of current federal and state tax expense and a deferred federal income tax benefit.

     Dividends on preferred stock of CMCLA were $10.0 million for the three months ended March 31, 1998, representing dividends on CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") and CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock"), each issued in September 1997 as part of the Chancellor Merger.

     Dividends on Chancellor Media's preferred stock were $6.4 million for the three months ended March 31, 1998, representing dividends on Chancellor Media's $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") issued in June 1997 and dividends on Chancellor Media's 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") issued in September 1997 as part of the Chancellor Merger.

     As a result of the above factors, the Company incurred a $75.0 million net loss attributable to common stockholders for the three months ended March 31, 1998 compared to a $6.0 million net loss for the first quarter of 1997.

     The basic and diluted loss per common share for the three months ended March 31, 1998 was $0.60 compared to a $0.07 basic and diluted loss per common share for the first quarter of 1997.

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

     On March 13, 1998, Chancellor Media completed a secondary public offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994.6 million were contributed by Chancellor Media to CMCLA, of which $696.0 million was used to repay all amounts outstanding under the Revolving Loan Facility at March 13, 1998 and the remaining $298.6 million was invested in short-term investment grade securities. On April 3, 1998, the Company used $57.0 million of the excess net proceeds to finance the Bonneville Exchange. The remaining excess net proceeds will be used for general corporate purposes, including the proposed repurchase of CMCLA's 12% Debentures (see the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q). Commitments under the Revolving Loan Facility, including amounts repaid in connection with the 1998 Equity Offering, are available, subject to satisfaction of certain conditions, for re-borrowing by the Company.

     The total cash financing required to consummate the Pending Transactions is expected to be $806.5 million. Of this amount, approximately $4.0 million has already been advanced by the Company in the form of escrow deposits or other upfront payments. Accordingly, the Company will require approximately $802.5 million in additional financing to consummate the Pending Transactions. Of such amount, a total of $584.5 million in cash will be required to finance the Capstar Transaction. The Company expects that $340.3 million will be required for the Capstar Transaction immediately upon consummation of the Capstar/SFX Acquisition and $244.2 million will be required for the Capstar Transaction over the three year period in which the

Capstar/SFX Stations will be acquired. The Company anticipates that it will obtain any additional financing needed to complete the Pending Transactions through borrowings under the Senior Credit Facility. The Company from time to time may explore other financing alternatives to supplement the financing available under the Senior Credit Facility, including the public or private issuance of debt, common equity or preferred equity securities.

     In addition to debt service requirements under the Senior Credit Facility, the Company is required to pay interest on the Notes. Interest payment requirements of the Company on the Notes are $87.4 million per year. The 12 1/4% Preferred Stock and the 12% Debentures of CMCLA do not require the payment of cash dividends or cash interest through February 14, 2001 and January 14, 2002, respectively, although CMCLA may incur accretion or issue additional 12% Debentures, respectively, in lieu of cash dividends or cash interest until such times. Cash dividend requirements of Chancellor Media on its $3.00 Convertible Preferred Stock and its 7% Convertible Preferred Stock are $25.7 million per year. Because Chancellor Media is a holding company with no significant assets other than the common stock of CMHC, Chancellor Media will rely solely on dividends from CMHC, which in turn is expected to distribute dividends paid to it by CMCLA and KMG to Chancellor Media, to permit Chancellor Media to pay cash dividends on the $3.00 Convertible Preferred Stock and the 7% Convertible Preferred Stock. The Senior Credit Facility, the indentures governing the Notes and the 12% Debentures and the certificate of designation for the 12 1/4% Preferred Stock limit, but do not prohibit, CMCLA from paying such dividends to CMHC.

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

RECENTLY-ISSUED ACCOUNTING PRINCIPLES

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective for the year ended December 31, 1997. This Statement establishes new standards for computing and presenting earnings per share and requires restatement of all prior period earnings per share data. The adoption of this Statement resulted in the dual presentation of basic and diluted earnings per share on the Company's income statement. In accordance with this statement, the Company has applied the provisions on a retroactive basis. Basic and diluted loss per common share does not differ from previously reported primary loss per share information for the year ended December 31, 1997 and for the three months ended March 31, 1998 due to the Company's loss position.

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

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income for any period presented and therefore is not required to report comprehensive income.

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

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

     In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes." When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

YEAR 2000 ISSUE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue (as defined) and has developed an implementation plan. The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. The Company's Year 2000 implementation plan also includes ensuring that all individual work stations are Year 2000 compliant. Costs associated with ensuring the Company's systems are Year 2000 compliant are expected to be minimal. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore will not have an impact on the operations of the Company.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

CHANGES IN EXECUTIVE MANAGEMENT

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA, and on April 20, 1998, Mr. Ginsburg resigned as a director of Chancellor Media, CMHC and CMCLA and from all positions held with their respective subsidiaries. On April 29, 1998, Jeffrey A. Marcus was named President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA, to be effective on June 1, 1998. Thomas O. Hicks, Chairman of the Board of Chancellor Media, CMHC and CMCLA, is serving as Chief Executive Officer of Chancellor Media, CMHC and CMCLA on an interim basis until June 1, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.11(h)          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        2.11A(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated September
                            7, 1995.
        2.11B(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated January 11,
                            1996.
        2.12(j)          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        2.13(n)          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        2.14(o)          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        2.15(o)          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
        2.16(o)          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        2.17(p)          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        2.18(p)          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
        2.19(p)          -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles.
                            (See table of contents for list of omitted schedules)
        2.20(p)          -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
        2.21(p)          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles,
                            and Evergreen Media Corporation of Chicago.
        2.22(p)          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.23(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM).
                            (See table of contents for list of omitted exhibits and
                            schedules)
        2.24(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles. (See table of
                            contents for list of omitted schedules)
        2.25(q)          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
        2.26(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        2.27(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        2.28(r)          -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
        2.29(r)          -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        2.30(r)          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        2.31(r)          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
        2.32(s)          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
        2.33(s)          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).
        2.34(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.35(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits)
        2.36(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        2.41(y)          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
        2.42(gg)         -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
        2.43(ss)         -- Letter Agreement, dated February 20, 1998, between the
                            Company and Capstar Broadcasting Corporation.
        3.1C(ss)         -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
        3.2B(ss)         -- Amended and Restated Bylaws of Chancellor Media.
        3.3(ff)          -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles formerly known as Evergreen
                            Media Corporation of Los Angeles.
        3.3A(pp)         -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
        3.3B(uu)         -- Amendment to the Certificate of Incorporation of
                            Chancellor Media Corporation of Los Angeles, filed
                            October 28, 1997.
        3.4(ff)          -- Bylaws of Chancellor Media Corporation of Los Angeles.
        4.10(t)          -- Second Amended and Restated Loan Agreement dated as of
                            April 25 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        4.11(z)          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.12(y)          -- Specimen Common Stock Certificate of Chancellor Media.
        4.13(y)          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        4.14(y)          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
        4.15(aa)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.16(bb)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.17(cc)         -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.18(dd)         -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
        4.19(ee)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.21(ff)         -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
        4.22(ff)         -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
        4.23(ff)         -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
        4.24(ff)         -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.
        4.25(pp)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.26(hh)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.27(pp)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.28(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.29(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.30(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
        4.31(qq)         -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
        4.32(qq)         -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
        4.33(qq)         -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debentures
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
        4.34(uu)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
        4.35(uu)         -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
        4.36(uu)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.37(uu)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.38(vv)         -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
        4.39*            -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
       10.23(f)          -- Evergreen Media Corporation Stock Option Plan for
                            Non-employee Directors.
       10.26(n)**        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       10.28(o)          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
       10.30(pp)**       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
       10.31(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
       10.32(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
       10.33(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
       10.34(pp)**       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
       10.35(ii)**       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
       10.36(jj)         -- Chancellor Broadcasting Company 1996 Stock Award Plan.
       10.37(kk)         -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
       10.38(ll)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
       10.39(mm)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neumann.
       10.40(nn)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
       10.41(oo)         -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
       10.44(vv)**       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
       10.45(vv)**       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
       27.1*             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2*             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

*     Filed herewith.

**    Management contract or compensatory agreement.

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

(j) Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995.

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

(t) Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated April 1, 1997 and filed May 9, 1997.

(y) Incorporated by reference to the identically numbered exhibit of Evergreen's Registration Statement on Form S-4, filed August 1, 1997.

(z) Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated July 7, 1997 and filed July 31, 1997.

(aa) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, as filed on February 29, 1996.

(bb) Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1995.

(cc) Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, as filed on February 29, 1996.

(dd) Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Chancellor Radio Broadcasting Company, as filed on February 6, 1997.

(ee) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company as filed on July 17, 1997.

(ff) Incorporated by reference to the identically-numbered exhibit to EMCLA's Registration Statement on Form S-4 (Reg. No. 333-32259), dated July 29, 1997, as amended.

(gg) Incorporated by reference to the identically-numbered exhibit to the Quarterly Report on Form 10-Q of Evergreen and EMCLA for the quarterly period ending June 30, 1997.

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

(ss) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the fiscal quarter ended September 30, 1997.

(tt) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of February 23, 1998 and filed as of February 27, 1998.

(uu) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media and CMCLA for the fiscal year ended December 31, 1997.

(vv) Incorporated by reference to the identically numbered exhibit to CMCLA's Registration Statement on Form S-4 (Reg. No. 333-50739), dated April 22, 1998, as amended.

     (b) Current Reports on Form 8-K

      1. Current Report on Form 8-K, dated January 13, 1998 and filed January 13, 1998, of Chancellor Media and CMCLA, as amended on Form 8-K/A dated February 10, 1998, reporting certain pro forma financial information.

      2. Current Report on Form 8-K, dated February 23, 1998 and filed February 27, 1998, of Chancellor Media, reporting certain transactions related to the 1998 Equity Offering described herein.

      3. Current Report on Form 8-K, dated March 10, 1998 and filed March 12, 1998, of Chancellor Media and CMCLA, reporting the execution of the underwriting agreement for the 1998 Equity Offering described herein.

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

           Chancellor Media Corporation                                Chancellor Media Corporation
                                                                              of Los Angeles

             By: /s/ MATTHEW E. DEVINE                                   By: /s/ MATTHEW E. DEVINE
 ------------------------------------------------            ------------------------------------------------
                 Matthew E. Devine                                           Matthew E. Devine
             Senior Vice-President and                                   Senior Vice-President and
              Chief Financial Officer                                     Chief Financial Officer

Date: May 14, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.11(h)          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        2.11A(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated September
                            7, 1995.
        2.11B(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated January 11,
                            1996.
        2.12(j)          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        2.13(n)          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        2.14(o)          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        2.15(o)          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
        2.16(o)          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        2.17(p)          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        2.18(p)          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
        2.19(p)          -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles.
                            (See table of contents for list of omitted schedules)
        2.20(p)          -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
        2.21(p)          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles,
                            and Evergreen Media Corporation of Chicago.
        2.22(p)          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.23(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM).
                            (See table of contents for list of omitted exhibits and
                            schedules)
        2.24(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles. (See table of
                            contents for list of omitted schedules)
        2.25(q)          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
        2.26(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        2.27(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        2.28(r)          -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
        2.29(r)          -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        2.30(r)          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        2.31(r)          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
        2.32(s)          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
        2.33(s)          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.34(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
        2.35(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits)
        2.36(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        2.41(y)          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
        2.42(gg)         -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
        2.43(ss)         -- Letter Agreement, dated February 20, 1998, between the
                            Company and Capstar Broadcasting Corporation.
        3.1C(ss)         -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
        3.2B(ss)         -- Amended and Restated Bylaws of Chancellor Media.
        3.3(ff)          -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles formerly known as Evergreen
                            Media Corporation of Los Angeles.
        3.3A(pp)         -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
        3.3B(uu)         -- Amendment to the Certificate of Incorporation of
                            Chancellor Media Corporation of Los Angeles, filed
                            October 28, 1997.
        3.4(ff)          -- Bylaws of Chancellor Media Corporation of Los Angeles.
        4.10(t)          -- Second Amended and Restated Loan Agreement dated as of
                            April 25 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        4.11(z)          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.12(y)          -- Specimen Common Stock Certificate of Chancellor Media.
        4.13(y)          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.14(y)          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
        4.15(aa)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.16(bb)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.17(cc)         -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.18(dd)         -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
        4.19(ee)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.21(ff)         -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
        4.22(ff)         -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
        4.23(ff)         -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
        4.24(ff)         -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.
        4.25(pp)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.26(hh)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.27(pp)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.28(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.29(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.30(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
        4.31(qq)         -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
        4.32(qq)         -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
        4.33(qq)         -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debentures
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.34(uu)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
        4.35(uu)         -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
        4.36(uu)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.37(uu)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.38(vv)         -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
        4.39*            -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
       10.23(f)          -- Evergreen Media Corporation Stock Option Plan for
                            Non-employee Directors.
       10.26(n)**        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       10.28(o)          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
       10.30(pp)**       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
       10.31(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
       10.32(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
       10.33(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
       10.34(pp)**       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
       10.35(ii)**       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
       10.36(jj)         -- Chancellor Broadcasting Company 1996 Stock Award Plan.
       10.37(kk)         -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
       10.38(ll)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
       10.39(mm)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neumann.
       10.40(nn)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
       10.41(oo)         -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.44(vv)**       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
       10.45(vv)**       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
       27.1*             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2*             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

*     Filed herewith.

**    Management contract or compensatory agreement.

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

(j) Incorporated by reference to the identically numbered exhibit to Evergreen's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995.

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

(t) Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated April 1, 1997 and filed May 9, 1997.

(y) Incorporated by reference to the identically numbered exhibit of Evergreen's Registration Statement on Form S-4, filed August 1, 1997.

(z) Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated July 7, 1997 and filed July 31, 1997.

(aa) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, as filed on February 29, 1996.

(bb) Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1995.

(cc) Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, as filed on February 29, 1996.

(dd) Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Chancellor Radio Broadcasting Company, as filed on February 6, 1997.

(ee) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company as filed on July 17, 1997.

(ff) Incorporated by reference to the identically-numbered exhibit to EMCLA's Registration Statement on Form S-4 (Reg. No. 333-32259), dated July 29, 1997, as amended.

(gg) Incorporated by reference to the identically-numbered exhibit to the Quarterly Report on Form 10-Q of Evergreen and EMCLA for the quarterly period ending June 30, 1997.

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

(ss) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the fiscal quarter ended September 30, 1997

(tt) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of February 23, 1998 and filed as of February 27, 1998.

(uu) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media and CMCLA for the fiscal year ended December 31, 1997.

(vv) Incorporated by reference to the identically numbered exhibit to CMCLA's Registration Statement on Form S-4 (Reg. No. 333-50739), dated April 22, 1998, as amended.