Form 10-Q
period 1998-06-30
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1998-08-14
CIK 894972, 1043102

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

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

Chancellor Media Corporation                 Yes [X]     No
                                             [ ]
Chancellor Media Corporation of Los Angeles  Yes [X]     No
                                             [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1998, 142,333,877 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

================================================================================

                                     INDEX

                                                                                   PAGE
                                                                                   NO.
                                                                                   ----
PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements........................................    3
                     CHANCELLOR MEDIA CORPORATION
                     Consolidated Balance Sheets (unaudited).....................    3
                     Consolidated Statements of Operations (unaudited)...........    4
                     Consolidated Statements of Cash Flows (unaudited)...........    5
                     Notes to Consolidated Financial Statements (unaudited)......    6
                     CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
                     Consolidated Balance Sheets (unaudited).....................   16
                     Consolidated Statements of Operations (unaudited)...........   17
                     Consolidated Statements of Cash Flows (unaudited)...........   18
                     Notes to Consolidated Financial Statements (unaudited)......   19
           Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................   29

PART II.   OTHER INFORMATION
           Item 1.   Legal Proceedings...........................................   35
           Item 4.   Submission of Matters to a Vote of Security Holders.........   36
           Item 5.   Other Information...........................................   36
           Item 6.   Exhibits and Reports on Form 8-K............................   37

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   16,584    $   14,257
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $12,775 in 1998.................      239,869       290,341
  Other current assets......................................       27,208        32,388
                                                               ----------    ----------
          Total current assets..............................      283,661       336,986
Note receivable from affiliate..............................           --       150,000
Property and equipment, net.................................      159,797       166,778
Intangible assets, net......................................    4,404,443     4,503,891
Other assets, net...........................................      113,576       123,941
                                                               ----------    ----------
                                                               $4,961,477    $5,281,596
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017    $  160,211
Long-term debt..............................................    2,573,000     2,278,000
Deferred tax liabilities....................................      361,640       320,959
Other liabilities...........................................       44,405        53,625
                                                               ----------    ----------
          Total liabilities.................................    3,150,062     2,812,795
                                                               ----------    ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997 and 1998................      119,445       119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763            --
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................      110,000       110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....      299,500       299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 119,921,814 shares in
     1997 and 142,288,936 in 1998...........................        1,199         1,423
Paid-in capital.............................................    1,226,930     2,241,794
Accumulated deficit.........................................     (157,422)     (303,361)
                                                               ----------    ----------
          Total stockholders' equity........................    1,480,207     2,349,356
                                                               ----------    ----------
                                                               $4,961,477    $5,281,596
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    -------------------   --------------------
                                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                      1997       1998       1997       1998
                                                    --------   --------   --------   ---------
Gross revenues....................................  $122,365   $363,590   $216,177   $ 626,011
  Less agency commissions.........................    16,001     41,880     27,916      70,744
                                                    --------   --------   --------   ---------
          Net revenues............................   106,364    321,710    188,261     555,267
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization.................................    58,178    168,843    111,162     316,862
  Depreciation and amortization...................    27,897    101,124     53,912     193,060
  Corporate general and administrative............     3,321      8,276      5,651      15,079
  Executive severance charge......................        --     59,475         --      59,475
                                                    --------   --------   --------   ---------
          Operating expenses......................    89,396    337,718    170,725     584,476
                                                    --------   --------   --------   ---------
          Operating income (loss).................    16,968    (16,008)    17,536     (29,209)
                                                    --------   --------   --------   ---------
Other (income) expense:
  Interest expense, net...........................    14,853     38,785     22,741      87,085
  Gain on disposition of representation
     contracts....................................        --    (11,270)        --     (11,270)
  Other income....................................   (13,323)    (3,559)   (13,323)     (3,559)
                                                    --------   --------   --------   ---------
          Other (income) expense..................     1,530     23,956      9,418      72,256
                                                    --------   --------   --------   ---------
          Income (loss) before income taxes and
            extraordinary item....................    15,438    (39,964)     8,118    (101,465)
Income tax expense (benefit)......................     5,568    (13,987)     4,259     (16,928)
Dividends on preferred stock of subsidiary........        --      6,691         --      16,702
                                                    --------   --------   --------   ---------
          Income (loss) before extraordinary
            item..................................     9,870    (32,668)     3,859    (101,239)
Extraordinary loss, net of income tax benefit.....     4,350     31,865      4,350      31,865
                                                    --------   --------   --------   ---------
          Net income (loss).......................     5,520    (64,533)      (491)   (133,104)
Preferred stock dividends.........................       699      6,418        699      12,835
                                                    --------   --------   --------   ---------
          Net income (loss) attributable to common
            stockholders..........................  $  4,821   $(70,951)  $ (1,190)  $(145,939)
                                                    ========   ========   ========   =========
Basic and diluted income (loss) per common share:
  Before extraordinary item.......................  $   0.11   $  (0.28)  $   0.04   $   (0.85)
  Extraordinary item..............................     (0.05)     (0.22)     (0.05)      (0.24)
                                                    --------   --------   --------   ---------
          Net income (loss).......................  $   0.06   $  (0.50)  $  (0.01)  $   (1.09)
                                                    ========   ========   ========   =========
Weighted average common shares outstanding........    84,456    142,218     84,416     133,468
                                                    ========   ========   ========   =========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1997         1998
                                                              ---------   ----------
Cash flows from operating activities:
  Net loss..................................................  $    (491)  $ (133,104)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................      5,074       12,177
     Amortization of goodwill, intangible assets and other
      assets................................................     48,838      180,883
     Executive severance charge -- stock option
      compensation..........................................         --       16,000
     Provisions for doubtful accounts.......................      2,388        2,194
     Deferred income tax expense (benefit)..................      4,259      (16,928)
     Gain on disposition of representation contracts........         --      (11,270)
     Dividends on preferred stock of subsidiary.............         --       16,702
     Gain on disposition of assets..........................    (13,323)          --
     Loss on extinguishment of debt.........................      4,350       31,865
     Other..................................................         --       (4,275)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................    (14,893)     (51,352)
       Other current assets.................................     (5,102)      (7,432)
       Accounts payable and accrued expenses................      4,992       (4,032)
       Other assets.........................................        (29)        (490)
       Other liabilities....................................        102        6,925
                                                              ---------   ----------
          Net cash provided by operating activities.........     36,165       37,863
                                                              ---------   ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (447,240)    (266,328)
  Assets held for sale......................................    (50,000)          --
  Escrow deposits on pending acquisitions...................    (62,100)          --
  Payments made on purchases of representation contracts....         --      (15,880)
  Proceeds from sale of representation contracts............         --        9,822
  Proceeds from sale of assets..............................     99,750           --
  Issuance of note receivable from affiliate................         --     (150,000)
  Capital expenditures......................................     (3,547)     (12,099)
  Other.....................................................    (15,270)      (7,647)
                                                              ---------   ----------
          Net cash used by investing activities.............   (478,407)    (442,132)
                                                              ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    584,250      445,000
  Principal payments on long-term debt......................   (417,250)    (740,000)
  Proceeds from issuance of common stock and preferred
     stock..................................................    288,382      999,088
  Repurchase of 12% Exchange Debentures.....................         --     (260,519)
  Dividends on preferred stock..............................       (699)     (41,291)
  Payments for debt issuance costs..........................    (10,430)        (336)
  Other.....................................................       (185)          --
                                                              ---------   ----------
          Net cash provided by financing activities.........    444,068      401,942
                                                              ---------   ----------
Increase (decrease) in cash and cash equivalents............      1,826       (2,327)
Cash and cash equivalents at beginning of period............      3,060       16,584
                                                              ---------   ----------
Cash and cash equivalents at end of period..................  $   4,886   $   14,257
                                                              =========   ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation (formerly known as Evergreen Media Corporation ("Evergreen")) and its subsidiaries (collectively, the "Company" or "Chancellor Media") for the periods presented.

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

     On April 3, 1997, the Company exchanged WQRS-FM in Detroit (which the Company acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. ("Greater Media") in return for WWRC-AM in Washington, D.C. (now known as WTEM-AM) and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to the Company of WWRC-AM was therefore $22,500. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen, Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"),
(i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the Company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

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

     On April 3, 1998, the Company exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 paid by the Company in escrow and classified as other assets at December 31,
1997) to Bonneville for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Exchange"). The Company had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WBIX-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under which the Company would acquire WFLN-FM from Secret for $37,750 in cash. In April 1997, the Company entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus interest earned during the period which the court held such amounts (the "WFLN Settlement"), and Secret received the balance of such amounts.

     On May 29, 1998, as part of the Capstar Transaction (defined below), the Company exchanged WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53,000) plus $90,250 in cash to Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") in return for KODA-FM in Houston (the "Houston Exchange"). Furthermore, on May 29, 1998, Capstar sold KKPN-FM in Houston (acquired by Capstar as part of the SFX Acquisition) due to the attributable ownership of Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse") in both Capstar and the Company in order to comply with the FCC's multiple ownership limits. In connection with Capstar's sale of KKPN-FM, the Company received

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES a commission from Capstar of $1,730. On May 29, 1998, the Company also provided a loan to Capstar in the principal amount of $150,000 (the "Capstar Loan") as part of the Capstar Transaction. The Capstar Loan bears interest at the rate of 12% per annum (subject to increase in certain circumstances), and is secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan will be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar Station. Hicks Muse, which is a substantial shareholder of the Company, controls Capstar, and certain officers and directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

     On June 1, 1998, the Company acquired WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash (including $2,062 for the purchase of the stations' accounts receivable) plus various other direct acquisition costs, of which $4,000 was previously paid by the Company as escrow funds and are classified as other assets at December 31, 1997 (the "Capitol Broadcasting Acquisition").

     On May 1, 1998, the Company formed a new division, the Chancellor Marketing Group, in an effort to enhance the revenues the Company derives from its sales promotion activities. On June 1, 1998, the Company acquired Global Sales Development, Inc., a consulting firm based in Richmond, Virginia, for $675 in cash plus various other direct acquisition costs to lead its marketing efforts for this new division.

     On June 15, 1998, the Company's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include "Rockline", "Modern Rock Live", "Reelin' in the Years" and the concert series "Live from the Pit".

     On July 31, 1998, the Company acquired Martin Media, L.P. and certain affiliated companies ("Martin"), an outdoor advertising company with over 13,000 billboards and outdoor displays in 12 states serving 23 markets, for $610,000 in cash plus working capital of $20,985 subject to certain adjustments and various other direct acquisition costs. Additionally, the Company paid $13,559 to Martin for properties acquired by Martin subsequent to the purchase agreement date of June 22, 1998 and prior to the closing on July 31, 1998. The additional properties acquired from Martin added approximately 1,500 billboards and outdoor displays in four of Martin's 23 existing markets.

  Pending Transactions

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar Stations") for an aggregate purchase price of approximately $637,500 in a series of purchases and exchanges over a period of three years (the "Capstar Transaction"). On May 29, 1998, the Company completed the Houston Exchange (defined above) and began operating the remaining ten Capstar Stations under time brokerage agreements. The Company will pay approximately $494,250 for the remaining ten Capstar Stations.

     On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $150,000 in cash (the "Petry Acquisition"). On June 3, 1998, the Antitrust Division of the United States Department of Justice issued a second request for additional information under the HSR Act in connection with the Petry Acquisition. The Company is presently responding to this request for additional information. Although there can be no assurance, the Company expects that the Petry Acquisition will be consummated in the fourth quarter of 1998.

     On June 15, 1998, the Company, Capstar, LIN Television Corporation and TSG Capital Group, L.L.C. announced the formation of an alliance to capitalize on investment opportunities in broadcasting entities

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES across a broad spectrum of ethnic ownership. Accordingly, as the first investment of the alliance, the Company entered into an agreement to acquire a 20% non-voting equity stake in Z-Spanish Media Corporation for approximately $25,000 in cash (the "Z Spanish Acquisition"). Z Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois. Although there can be no assurance, the Company expects that the Z Spanish Acquisition will be consummated in the third or fourth quarter of 1998.

     On July 7, 1998, the Company entered into an agreement whereby the ultimate parent of LIN Television Corporation ("LIN") will merge into the Company (the "LIN Merger"). Pursuant to this agreement, the Company will acquire the stock of LIN from affiliates of Hicks Muse in a stock-for-stock transaction. Upon consummation of the LIN Merger, it is expected that LIN will own or operate 12 television stations in eight markets in the United States. Although there can be no assurance, the Company expects that the LIN Merger will be consummated in the first quarter of 1999.

     On July 10, 1998, the Company entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V. ("GRC") for approximately $120,500 in cash and $116,500 in Common Stock for an aggregate purchase price of $237,000 (the "GRC Acquisition"). The Chancellor Media shares issued to GRC will be valued at the market price at closing, subject to a maximum price of $57.00 and a minimum price of $42.75. The purchase price is subject to upward or downward revisions of up to $29,100, payable in Chancellor Media Common Stock, based upon GRC's 1999 performance. GRC is Latin America's largest pure play radio company with six FM and six AM radio stations in Mexico. Additionally, GRC acts as the national sales representative and provides programming for a network of more than 90 radio station affiliates in 57 cities throughout Mexico. Although there can be no assurance, the Company expects that the GRC Acquisition will be consummated in the fourth quarter of 1998.

     On July 27, 1998, the Company entered into an agreement to acquire Primedia Broadcast Group, Inc. and certain of its affiliates, which own and operate eight FM stations in Puerto Rico, for approximately $75,000 in cash (the "Primedia Acquisition"). Although there can be no assurance, the Company expects that the Primedia Acquisition will be consummated in the fourth quarter of 1998.

     On August 11, 1998, the Company entered into agreements to acquire four FM and two AM radio stations in Cleveland for an aggregate purchase price of approximately $275,000 in cash plus various other direct acquisition costs (the "Ohio Acquisitions"). The Ohio Acquisitions consist of the purchase by the Company of (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership,
(ii) WZAK-FM from Zapis Communications, (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM and (v) Wincom Broadcasting Corporation which owns WQAL-FM (the "Wincom Acquisition"). The consummation of each of the Ohio Acquisitions (other than the Wincom Acquisition) is contingent upon the consummation of each of the other Ohio Acquisitions (other than the Wincom Acquisition). Although there can be no assurance, the Company expects that the Ohio Acquisitions will be consummated in the first quarter of 1999.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC (except in the case of the Petry Acquisition) and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $4,650 paid by the Company in connection with the Bonneville Exchange and the Capitol Broadcasting Acquisition were classified as other assets in the accompanying balance sheet at December 31, 1997.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  Summary of Net Assets Acquired

     The completed acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                                  YEAR       SIX MONTHS
                                                                 ENDED         ENDED
                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
Working capital, including cash of $9,724 in 1997...........   $   66,805     $  1,991
Property and equipment......................................      118,371        7,062
Assets held for sale........................................      131,000           --
Intangible assets...........................................    3,823,746      259,631
Other assets................................................       26,742           --
Deferred tax liability......................................     (279,371)          --
Other liabilities...........................................      (39,681)        (697)
                                                               ----------     --------
                                                               $3,847,612     $267,987
                                                               ==========     ========

     The pro forma consolidated condensed results of operations data for the six months ended June 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Completed Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1998
                                                              --------   ---------
Net revenues................................................  $506,102   $ 580,634
Net loss....................................................   (95,155)   (114,579)
Basic and diluted loss per common share.....................  $  (0.67)  $   (0.81)

     The results of operations for the six months ended June 30, 1998 include a one-time executive severance charge of $59,475.

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3. FINANCING TRANSACTIONS

  1998 Completed Financing Transactions

     On March 13, 1998, the Company completed a secondary offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994,642 were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of the Bonneville Exchange, the Capstar Loan and a portion of the Houston Exchange.

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Consent Solicitation") to modify certain timing restrictions on CMCLA's ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES the 12% Consent Solicitation and 12% Exchange, CMCLA incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of CMCLA's 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798,
(iii) accrued and unpaid interest on the 12% Debentures from May 14, 1998 through June 10, 1998 of $1,976 and (iv) estimated transaction costs of $958. In connection with the 12% Debentures Tender Offer, the Company recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On July 20, 1998, CMCLA completed a consent solicitation (the "12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on CMCLA's ability to exchange all shares of its 12 1/4% Preferred Stock for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"), and on July 23, 1998 CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures. Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4 Preferred Stock.

  Pending Financing Transactions

     On August 6, 1998, CMCLA commenced a cash tender offer (the "Tender Offer") for CMCLA's 12 1/4% Debentures. The offer price for each $1,000 principal amount of 12 1/4% Debentures is $1,189.90 plus accrued and unpaid interest through the expiration date. The Tender Offer will expire at 11:59 p.m. on August 19, 1998, unless extended. There can be no assurance that the Tender Offer will be successful.

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and June 30, 1998:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
Senior Credit Facility(a)...................................   $1,573,000    $1,278,000
9 3/8% Notes(b).............................................      200,000       200,000
8 3/4% Notes(b).............................................      200,000       200,000
10 1/2% Notes(b)............................................      100,000       100,000
8 1/8% Notes(b).............................................      500,000       500,000
                                                               ----------    ----------
          Total long-term debt..............................   $2,573,000    $2,278,000
                                                               ==========    ==========

  (a) Senior Credit Facility

     On April 25, 1997, the Company entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997, February 10, 1998, May 1, 1998 and July 31, 1998 (as amended, the "Senior Credit Facility"), the Company established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan Facility at June 30, 1998 was 6.19% on a blended basis, based on Eurodollar rates, and the interest rate on advances of $365,000 and $13,000 outstanding under the Revolving Loan Facility were 6.19%

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES and 8.50%, respectively, at June 30, 1998, based on the Eurodollar and prime rates, respectively. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At July 31, 1998, the Company had drawn $900,000 of the Term Loan Facility and $980,000 of the Revolving Loan Facility. The capital stock of the Company's subsidiaries is pledged to secure the performance of the Company's obligations under the Senior Credit Facility, and each of the Company's subsidiaries have guaranteed those obligations.

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

5. EXECUTIVE SEVERANCE CHARGE

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company. On April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with Jimmy de Castro, the Company's Chief Operating Officer, and Matthew E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. On April 29, 1998, Jeffrey A. Marcus, was

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES named President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Marcus effective June 1, 1998.

     In connection with Mr. Ginsburg's resignation described above, the Company incurred a one-time executive severance charge of $59,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg, (ii) compensation expense of $16,000 related to the grant of 800,000 stock options to Mr. Ginsburg at an exercise price of $23.25 per share, (iii) consulting fees of $12,500 to be paid to Mr. Ginsburg over five years, (iv) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively, (v) execution bonuses of $1,000 paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (vi) other costs incurred in connection with Mr. Ginsburg's resignation of $975.

6. OTHER INCOME

     Other income consists of the following for the six months ended June 30, 1997 and 1998:

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1998
                                                              --------   --------
Gain on disposition of assets(a)............................  $13,323     $   --
WFLN Settlement(b)..........................................       --      3,559
                                                              -------     ------
                                                              $13,323     $3,559
                                                              =======     ======

---------------

(a) For the six months ended June 30, 1997, the Company recorded a gain on disposition of assets of $13,323 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), and WEJM-FM in Chicago on June 3, 1997 ($9,258).

(b) For the six months ended June 30, 1998, the Company recorded a gain from the WFLN Settlement (defined above) of $3,559.

7. CONTINGENCIES

     The Company is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II,
Item 1, "Legal Proceedings", of this Form 10-Q. The Company believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   16,584    $   14,257
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $12,775 in 1998.................      239,869       290,341
  Other current assets......................................       27,208        32,388
                                                               ----------    ----------
          Total current assets..............................      283,661       336,986
Note receivable from affiliate..............................           --       150,000
Property and equipment, net.................................      159,797       166,778
Intangible assets, net......................................    4,404,443     4,503,891
Other assets, net...........................................      113,576       123,941
                                                               ----------    ----------
                                                               $4,961,477    $5,281,596
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017    $  160,211
Long-term debt..............................................    2,573,000     2,278,000
Deferred tax liabilities....................................      361,640       320,959
Other liabilities...........................................       44,405        53,625
                                                               ----------    ----------
          Total liabilities.................................    3,150,062     2,812,795
                                                               ----------    ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997 and 1998................      119,445       119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763            --
Stockholder's equity:
  Common stock, $.01 par value. 1,040 shares authorized,
     issued and outstanding.................................            1             1
Paid-in capital.............................................    1,637,628     2,581,765
Accumulated deficit.........................................     (157,422)     (232,410)
                                                               ----------    ----------
          Total stockholder's equity........................    1,480,207     2,349,356
                                                               ----------    ----------
                                                               $4,961,477    $5,281,596
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    -------------------   --------------------
                                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                      1997       1998       1997       1998
                                                    --------   --------   --------   ---------
Gross revenues....................................  $122,365   $363,590   $216,177   $ 626,011
  Less agency commissions.........................    16,001     41,880     27,916      70,744
                                                    --------   --------   --------   ---------
          Net revenues............................   106,364    321,710    188,261     555,267
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization.................................    58,178    168,843    111,162     316,862
  Depreciation and amortization...................    27,897    101,124     53,912     193,060
  Corporate general and administrative............     3,321      8,276      5,651      15,079
  Executive severance charge......................        --     59,475         --      59,475
                                                    --------   --------   --------   ---------
          Operating expenses......................    89,396    337,718    170,725     584,476
                                                    --------   --------   --------   ---------
          Operating income (loss).................    16,968    (16,008)    17,536     (29,209)
                                                    --------   --------   --------   ---------
Other (income) expense:
  Interest expense, net...........................    14,853     38,785     22,741      87,085
  Gain on disposition of representation
     contracts....................................        --    (11,270)        --     (11,270)
  Other income....................................   (13,323)    (3,559)   (13,323)     (3,559)
                                                    --------   --------   --------   ---------
          Other (income) expense..................     1,530     23,956      9,418      72,256
                                                    --------   --------   --------   ---------
          Income (loss) before income taxes and
            extraordinary item....................    15,438    (39,964)     8,118    (101,465)
Income tax expense (benefit)......................     5,568    (13,987)     4,259     (16,928)
                                                    --------   --------   --------   ---------
          Income (loss) before extraordinary
            item..................................     9,870    (25,977)     3,859     (84,537)
Extraordinary loss, net of income tax benefit.....     4,350     31,865      4,350      31,865
                                                    --------   --------   --------   ---------
          Net income (loss).......................     5,520    (57,842)      (491)   (116,402)
Preferred stock dividends.........................        --      6,691         --      16,702
                                                    --------   --------   --------   ---------
          Net income (loss) attributable to common
            stockholders..........................  $  5,520   $(64,533)  $   (491)  $(133,104)
                                                    ========   ========   ========   =========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1997         1998
                                                              ---------   ----------
Cash flows from operating activities:
  Net loss..................................................  $    (491)  $ (116,402)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................      5,074       12,177
     Amortization of goodwill, intangible assets and other
      assets................................................     48,838      180,883
     Executive severance charge -- stock option
      compensation..........................................         --       16,000
     Provisions for doubtful accounts.......................      2,388        2,194
     Deferred income tax expense (benefit)..................      4,259      (16,928)
     Gain on disposition of representation contracts........         --      (11,270)
     Gain on disposition of assets..........................    (13,323)          --
     Loss on extinguishment of debt.........................      4,350       31,865
     Other..................................................         --       (4,275)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................    (14,893)     (51,352)
       Other current assets.................................     (5,102)      (7,432)
       Accounts payable and accrued expenses................      4,992       (4,032)
       Other assets.........................................        (29)        (490)
       Other liabilities....................................        102        6,925
                                                              ---------   ----------
          Net cash provided by operating activities.........     36,165       37,863
                                                              ---------   ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (447,240)    (266,328)
  Assets held for sale......................................    (50,000)          --
  Escrow deposits on pending acquisitions...................    (62,100)          --
  Payments made on purchases of representation contracts....         --      (15,880)
  Proceeds from sale of representation contracts............         --        9,822
  Proceeds from sale of assets..............................     99,750           --
  Issuance of note receivable from affiliate................         --     (150,000)
  Capital expenditures......................................     (3,547)     (12,099)
  Other.....................................................    (15,270)      (7,647)
                                                              ---------   ----------
          Net cash used by investing activities.............   (478,407)    (442,132)
                                                              ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    584,250      445,000
  Principal payments on long-term debt......................   (417,250)    (740,000)
  Cash contributed by parent................................    288,382      999,088
  Repurchase of 12% Exchange Debentures.....................         --     (260,519)
  Dividends on preferred stock..............................         --      (28,460)
  Dividend to parent........................................       (699)     (12,831)
  Payments for debt issuance costs..........................    (10,430)        (336)
  Other.....................................................       (185)          --
                                                              ---------   ----------
          Net cash provided by financing activities.........    444,068      401,942
                                                              ---------   ----------
Increase (decrease) in cash and cash equivalents............      1,826       (2,327)
Cash and cash equivalents at beginning of period............      3,060       16,584
                                                              ---------   ----------
Cash and cash equivalents at end of period..................  $   4,886   $   14,257
                                                              =========   ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

     CMCLA adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. CMCLA has no items of comprehensive income for any period presented and therefore is not required to report comprehensive income.

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

     On April 3, 1997, CMCLA exchanged WQRS-FM in Detroit (which CMCLA acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. ("Greater Media") in return for WWRC-AM in Washington, D.C. (now known as WTEM-AM) and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to CMCLA of WWRC-AM was therefore $22,500. CMCLA had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On May 1, 1997, CMCLA acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

     On May 15, 1997, CMCLA exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia (the "Charlotte Exchange"), and also sold CMCLA's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,536. The Charlotte Exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction.

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

     On July 2, 1997, CMCLA acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552,559; (ii) $53,750 in escrow funds paid by CMCLA on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, Chancellor Media issued 5,990,000 shares of $3.00 Convertible Preferred Stock for net proceeds of $287,808 which were contributed to CMCLA and used to repay borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, CMCLA sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were also sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by CMCLA upon consummation of the sales.

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

     On December 29, 1997, CMCLA acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/AM in

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

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

     On April 3, 1998, CMCLA exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 paid by CMCLA in escrow and classified as other assets at December 31, 1997) to Bonneville for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (the "Bonneville Exchange"). CMCLA had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WBIX-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On April 13, 1998, CMCLA and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, CMCLA and Secret had entered into an agreement under which CMCLA would acquire WFLN-FM from Secret for $37,750 in cash. In April 1997, CMCLA entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to CMCLA. CMCLA subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between CMCLA and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between CMCLA's proposed acquisition price for WFLN-FM from Secret and CMCLA's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) CMCLA received $3,500 of such amount deposited by Greater Media with the court, plus interest earned during the period which the court held such amounts (the "WFLN Settlement"), and Secret received the balance of such amounts.

     On May 29, 1998, as part of the Capstar Transaction (defined below), CMCLA exchanged WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar Transaction at $53,000) plus $90,250 in cash to Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") in return for KODA-FM in Houston (the "Houston Exchange"). Furthermore, on May 29, 1998, Capstar sold KKPN-FM in Houston (acquired by Capstar as part of the SFX Acquisition) due to the attributable ownership of Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse") in both Capstar and CMCLA in order to comply with the FCC's multiple ownership limits. In connection with Capstar's sale of KKPN-FM, CMCLA received a commission from Capstar of $1,730. On May 29, 1998, CMCLA also provided a loan to Capstar in the principal amount of $150,000 (the "Capstar Loan") as part of the Capstar Transaction. The Capstar Loan bears interest at the rate of 12% per annum (subject to increase in certain circumstances), and is secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan will be prepaid by Capstar in connection with CMCLA's acquisition of, and the proceeds of such prepayment would be used by CMCLA as a portion of the purchase price for, each Capstar Station. Hicks Muse, which is a substantial shareholder of CMCLA, controls Capstar, and certain officers and directors of CMCLA are directors and/or executive officers of Capstar and/or Hicks Muse.

     On June 1, 1998, CMCLA acquired WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash (including $2,062 for the purchase of the stations' accounts receivable) plus various other direct acquisition costs, of which $4,000 was previously paid by CMCLA as escrow funds and are classified as other assets at December 31, 1997 (the "Capitol Broadcasting Acquisition").

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On May 1, 1998, the Company formed a new division, Chancellor Marketing Group, in an effort to enhance the revenues CMCLA derives from its sales promotion activities. On June 1, 1998, CMCLA acquired Global Sales Development, Inc., a consulting firm based in Richmond, Virginia, for $675 in cash plus various other direct acquisition costs to lead its marketing efforts for this new division.

     On June 15, 1998, CMCLA's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include "Rockline", "Modern Rock Live", "Reelin' in the Years" and the concert series "Live from the Pit".

     On July 31, 1998, CMCLA acquired Martin Media, L.P. and certain affiliated companies ("Martin"), an outdoor advertising company with over 13,000 billboards and outdoor displays in 12 states serving 23 markets, for $610,000 in cash plus working capital of $20,985 subject to certain adjustments and various other direct acquisition costs. Additionally, CMCLA paid $13,559 to Martin for properties acquired by Martin subsequent to the purchase agreement date of June 22, 1998 and prior to the closing on July 31, 1998. The additional properties acquired from Martin added approximately 1,500 billboards and outdoor displays in four of Martin's 23 existing markets.

  Pending Transactions

     On February 20, 1998, CMCLA entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar Stations") for an aggregate purchase price of approximately $637,500 in a series of purchases and exchanges over a period of three years (the "Capstar Transaction"). On May 29, 1998, CMCLA completed the Houston Exchange (defined above) and began operating the remaining ten Capstar Stations under time brokerage agreements. CMCLA will pay approximately $494,250 for the remaining ten Capstar Stations.

     On April 8, 1998, CMCLA entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $150,000 in cash (the "Petry Acquisition"). On June 3, 1998, the Antitrust Division of the United States Department of Justice issued a second request for additional information under the HSR Act in connection with the Petry Acquisition. The Company is presently responding to this request for additional information. Although there can be no assurance, CMCLA expects that the Petry Acquisition will be consummated in the fourth quarter of 1998.

     On June 15, 1998, CMCLA, Capstar, LIN Television Corporation and TSG Capital Group, L.L.C. announced the formation of an alliance to capitalize on investment opportunities in broadcasting entities across a broad spectrum of ethnic ownership. Accordingly, as the first investment of the alliance, CMCLA entered into an agreement to acquire a 20% non-voting equity stake in Z-Spanish Media Corporation for approximately $25,000 in cash (the "Z Spanish Acquisition"). Z Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois. Although there can be no assurance, CMCLA expects that the Z Spanish Acquisition will be consummated in the third or fourth quarter of 1998.

     On July 7, 1998, Chancellor Media entered into an agreement whereby the ultimate parent of LIN Television Corporation ("LIN") will merge into Chancellor Media (the "LIN Merger"). Pursuant to this agreement, Chancellor Media will acquire the stock of LIN from affiliates of Hicks Muse in a stock-for-stock transaction. Upon consummation of the LIN Merger, it is expected that LIN will own or operate 12 television stations in eight markets in the United States. Although there can be no assurance, Chancellor Media expects that the LIN Merger will be consummated in the first quarter of 1999.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On July 10, 1998, Chancellor Media and CMCLA entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V. ("GRC") for approximately $120,500 in cash and $116,500 in Common Stock for an aggregate purchase price of $237,000 (the "GRC Acquisition"). The Chancellor Media shares issued to GRC will be valued at the market price at closing, subject to a maximum price of $57.00 and a minimum price of $42.75. The purchase price is subject to upward or downward revisions of up to $29,100, payable in Chancellor Media Common Stock, based upon GRC's 1999 performance. GRC is Latin America's largest pure play radio company with six FM and six AM radio stations in Mexico. Additionally, GRC acts as the national sales representative and provides programming for a network of more than 90 radio station affiliates in 57 cities throughout Mexico. Although there can be no assurance, CMCLA expects that the GRC Acquisition will be consummated in the fourth quarter of 1998.

     On July 27, 1998, CMCLA entered into an agreement to acquire Primedia Broadcast Group, Inc. and certain of its affiliates, which own and operate eight FM stations in Puerto Rico, for approximately $75,000 in cash (the "Primedia Acquisition"). Although there can be no assurance, CMCLA expects that the Primedia Acquisition will be consummated in the fourth quarter of 1998.

     On August 11, 1998, CMCLA entered into agreements to acquire four FM and two AM radio stations in Cleveland for an aggregate purchase price of approximately $275,000 in cash plus various other direct acquisitions cost (the "Ohio Acquisitions"). The Ohio Acquisitions consist of the purchase by CMCLA of
(i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership, (ii) WZAK-FM from Zapis Communications, (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM and (iv) Wincom Broadcasting Corporation which owns WQAL-FM (the "Wincom Acquisition"). The consummation of each of the Ohio Acquisitions (other than the Wincom Acquisition) is contingent upon the consummation of each of the other Ohio Acquisitions (other than the Wincom Acquisition). Although there can be no assurance, CMCLA expects that the Ohio Acquisitions will be consummated in the first quarter of 1999.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC (except in the case of the Petry Acquisition) and the expiration or early termination of any waiting period required under the HSR Act. CMCLA believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $4,650 paid by CMCLA in connection with the Bonneville Exchange and the Capitol Broadcasting Acquisition were classified as other assets in the accompanying balance sheet at December 31, 1997.

  Summary of Net Assets Acquired

     The completed acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     A summary of the net assets acquired follows:

                                                                  YEAR       SIX MONTHS
                                                                 ENDED         ENDED
                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
Working capital, including cash of $9,724 in 1997...........   $   66,805     $  1,991
Property and equipment......................................      118,371        7,062
Assets held for sale........................................      131,000           --
Intangible assets...........................................    3,823,746      259,631
Other assets................................................       26,742           --
Deferred tax liability......................................     (279,371)          --
Other liabilities...........................................      (39,681)        (697)
                                                               ----------     --------
                                                               $3,847,612     $267,987
                                                               ==========     ========

     The pro forma consolidated condensed results of operations data for the six months ended June 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Completed Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1998
                                                              --------   --------
Net revenues................................................  $506,102   $580,634
Net loss....................................................   (82,320)  (101,744)

     The results of operations for the six months ended June 30, 1998 include a one-time executive severance charge of $59,475.

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3. FINANCING TRANSACTIONS

  1998 Completed Financing Transactions

     On March 13, 1998, Chancellor Media completed a secondary offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994,642 were contributed to CMCLA and were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of the Bonneville Exchange, the Capstar Loan and a portion of the Houston Exchange.

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Consent Solicitation") to modify certain timing restrictions on CMCLA's ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Consent Solicitation and 12% Exchange, CMCLA incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of CMCLA's 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

$47,798, (iii) accrued and unpaid interest on the 12% Debentures from May 14, 1998 through June 10, 1998 of $1,976 and (iv) estimated transaction costs of $958. In connection with the 12% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On July 20, 1998, CMCLA completed a consent solicitation (the "12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on CMCLA's ability to exchange all shares of its 12 1/4% Preferred Stock for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"), and on July 23, 1998 CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures. Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4 Preferred Stock.

  Pending Financing Transactions

     On August 6, 1998, CMCLA commenced a cash tender offer (the "Tender Offer") for CMCLA's 12 1/4% Debentures. The offer price for each $1,000 principal amount of 12 1/4% Debentures is $1,189.90 plus accrued and unpaid interest through the expiration date. The Tender Offer will expire at 11:59 p.m. on August 19, 1998, unless extended. There can be no assurance that the Tender Offer will be successful.

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and June 30, 1998:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
Senior Credit Facility(a)...................................   $1,573,000    $1,278,000
9 3/8% Notes(b).............................................      200,000       200,000
8 3/4% Notes(b).............................................      200,000       200,000
10 1/2% Notes(b)............................................      100,000       100,000
8 1/8% Notes(b).............................................      500,000       500,000
                                                               ----------    ----------
          Total long-term debt..............................   $2,573,000    $2,278,000
                                                               ==========    ==========

  (a) Senior Credit Facility

     On April 25, 1997, CMCLA entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997, February 10, 1998, May 1, 1998 and July 31, 1998 (as amended, the "Senior Credit Facility"), CMCLA established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, CMCLA wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of CMCLA, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan Facility at June 30, 1998 was 6.19% on a blended basis, based on Eurodollar rates, and the interest rate on advances of $365,000 and $13,000 outstanding under the Revolving Loan Facility were 6.19% and 8.50%, respectively, at June 30, 1998, based on the Eurodollar and prime rates, respectively. CMCLA pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, CMCLA is required to enter into interest hedging agreements that result in the fixing or placing a cap on CMCLA's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At July 31, 1998, CMCLA had drawn $900,000 of the Term Loan Facility and $980,000 of the Revolving Loan Facility. The capital stock of CMCLA's subsidiaries is pledged to secure the performance of CMCLA's obligations under the Senior Credit Facility, and each of CMCLA's subsidiaries have guaranteed those obligations.

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

  (c) Summarized Financial Information of Subsidiary Guarantors

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes and the 8 1/8% Notes (collectively, the "Notes") are unsecured obligations of CMCLA, subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1997 and June 30, 1998 and for the six months ended June 30, 1998 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.

                                                            DECEMBER 31,      JUNE 30,
                                                                1997            1998
                                                            ------------     ----------
Current assets............................................   $  223,913      $  275,671
Noncurrent assets.........................................      987,028         916,846
Current liabilities.......................................       89,362         100,418
Noncurrent liabilities....................................    1,130,105       1,126,345

                                                                             SIX MONTHS
                                                                                  ENDED
                                                                             ----------
                                                                               JUNE 30,
                                                                                   1998
                                                                             ----------
Net revenues..............................................                   $  452,427
Operating income..........................................                       32,717
Net loss..................................................                      (30,934)

  (d) Other

     The Senior Credit Facility and the indentures governing the Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under the Senior Credit Facility to maintain specified financial rations, including leverage, cash flow and debt service coverage ratios (as defined).

5. EXECUTIVE SEVERANCE CHARGE

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA. On April 20, 1998, Mr. Ginsburg resigned as director of Chancellor Media, CMHC and CMCLA and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and Chancellor Media and CMCLA entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, Chancellor Media and CMCLA entered into new employment agreements with Jimmy de Castro, Chancellor Media's and CMCLA's Chief Operating Officer, and Matthew E. Devine, Chancellor Media's and CMCLA's Chief Financial Officer, each effective April 17, 1998. On April 29, 1998, Jeffrey A. Marcus, was named President and Chief Executive Officer of Chancellor Media, CMHC and CMCLA and Chancellor Media and CMCLA entered into an employment agreement with Mr. Marcus effective June 1, 1998.

     In connection with Mr. Ginsburg's resignation described above, CMCLA incurred a one-time executive severance charge of $59,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg, (ii) compensation expense of $16,000 related to the grant of 800,000 stock options to Mr. Ginsburg at an exercise price of $23.25 per share, (iii) consulting fees of $12,500 to be paid to Mr. Ginsburg over five years, (iv) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively, (v) execution bonuses of $1,000 paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (vi) other costs incurred in connection with Mr. Ginsburg's resignation of $975.

6. OTHER INCOME

     Other income consists of the following for the six months ended June 30, 1997 and 1998:

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1998
                                                              --------   --------
Gain on disposition of assets(a)............................  $13,323     $   --
WFLN Settlement(b)..........................................       --      3,559
                                                              -------     ------
                                                              $13,323     $3,559
                                                              =======     ======

---------------

(a) For the six months ended June 30, 1997, CMCLA recorded a gain on disposition of assets of $13,323 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), and
    WEJM-FM in Chicago on June 3, 1997 ($9,258).

(b) For the six months ended June 30, 1998, CMCLA recorded a gain from the WFLN Settlement (defined above) of $3,559.

7. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since 1995, Chancellor Media Corporation ("Chancellor Media"), Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect, wholly-owned subsidiary of Chancellor Media, and their respective subsidiaries (collectively, the "Company") have engaged in an acquisition strategy concentrating on expanding the Company's presence in the nation's largest radio markets. At August 1, 1998, the Company's radio station portfolio consisted of 98 radio stations (70 FM and 28 AM), including a total of 11 radio station clusters of four or five FM stations ("superduopolies") in nine of the nation's 15 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Philadelphia, Washington, D.C., Detroit, Denver and Minneapolis-St. Paul -- and in two other large markets -- Phoenix and Orlando. Consummation of the pending transactions will result in a net increase of 13 FM stations and three AM stations and will add the San Diego and Cleveland markets to the Company's portfolio. In addition, consummation of the pending transactions will increase the number of superduopolies in the Company's station portfolio to 15, including two new superduopolies in the nation's 10 largest radio markets -- Dallas/Ft. Worth and Houston -- and two other large markets -- Cleveland and Pittsburgh.

     In 1998, the Company broadened its acquisition strategy to focus on creating a leading multi-media company, with a significant presence in large- and middle-market radio, television, outdoor advertising and international media. In this regard, during 1998, the Company has (i) completed the acquisition of three radio stations and the exchange of five radio stations for four radio stations, began operating 10 radio stations under time brokerage agreements and entered into an agreement to acquire six radio stations in Cleveland; (ii) entered into an agreement to purchase LIN Television which, upon completion of pending transactions, will own or operate 12 television stations in eight markets in the United States; (iii) acquired Martin Media, an outdoor advertising company with over 14,500 billboards and outdoor displays in 12 states serving 23 markets; and (iv) entered into an agreement to acquire Primedia Broadcast Group, Inc. and certain of its affiliates which own and operate eight FM stations in Puerto Rico and entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro which owns and operates six FM and six AM radio stations in Mexico. The Company has also leveraged its radio expertise and expand into industries related to the operation of radio stations including (i) the formation of a national radio network, The AMFM Radio Network, in September 1997 which has expanded in 1998 through the acquisition of syndicated programming shows including American Top 40 with Casey Kasem, Rockline, Modern Rock Live, Reelin' in the Years and Live from the Pit; (ii) the acquisition of Katz, a full service media representation firm in October 1997 as well as the pending acquisition of Petry, a television representation firm, which will be combined with Katz to provide expanded services and operating efficiencies and (iii) the formation of a new division, Chancellor Marketing Group, to enhance revenues derived from radio sales promotion activities. For a discussion of the various transactions completed and agreements entered into since January 1, 1997 as part of the Company's acquisition strategy, see the Notes to the Consolidated Financial Statements of Chancellor Media and CMCLA and their respective subsidiaries contained in this Quarterly Report on Form 10-Q.

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

  Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

     The Company's results of operations for the three months ended June 30, 1998 are not comparable to the results of operations for the three months ended June 30, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and various other acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

     Net revenues for the three months ended June 30, 1998 increased 202.5% to $321.7 million compared to $106.4 million for the second quarter of 1997. Operating expenses excluding depreciation and amortization for the three months ended June 30, 1998 increased 190.2% to $168.8 million compared to $58.2 million for the three months ended June 30, 1997. Operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges (broadcast cash flow) for the three months ended June 30, 1998 increased 217.2% to $152.9 million compared to $48.2 million for the second quarter of 1997. The increase in net revenues, operating expenses, and broadcast cash flow for the three months ended June 30, 1998 was primarily attributable to the net impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for the three months ended June 30, 1998 increased 262.5% to $101.1 million compared to $27.9 million for the second quarter of 1997. The increase is primarily due to the impact of the Viacom Acquisition, the Chancellor Merger and the Katz Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

     Corporate general and administrative expenses for the three months ended June 30, 1998 increased 149.2% to $8.3 million compared to $3.3 million for the second quarter of 1997. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

     The executive severance charge of $59.5 million for the three months ended June 30, 1998 represents a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company.

     As a result of the above factors, the Company realized an operating loss of $16.0 million for the three months ended June 30, 1998 compared to $17.0 million of operating income for the second quarter of 1997.

     Interest expense, net for the three months ended June 30, 1998 increased 161.1% to $38.8 million compared to $14.9 million for the same period in 1997. The net increase in interest expense was primarily due to (i) additional bank borrowings under the Senior Credit Facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions and the 1998 Equity Offering, (ii) the assumption of CRBC's 9 3/8% Notes and 8 3/4% Notes upon consummation of the Chancellor Merger on September 5, 1997, (iii) the assumption of Katz' 10 1/2% Notes upon consummation of the Katz Acquisition on October 28, 1997 and (iv) the issuance of the 8 1/8% Notes by the Company on December 22, 1997.

     For the three months ended June 30, 1997, other income of $13.3 million represents a gain on the disposition of assets related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in

Chicago ($0.5 million), and WEJM-FM in Chicago ($9.3 million). For the three months ended June 30, 1998, other income represents a gain from the WFLN Settlement of $3.6 million.

     The income tax benefit for the three months ended June 30, 1998 is comprised of current state tax expense and a deferred federal income tax benefit.

     Dividends on preferred stock of CMCLA were $6.7 million for the three months ended June 30, 1998, representing dividends on CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for the period from April 1, 1998 through May 13, 1998 and on CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for the entire period, each issued in September 1997 as part of the Chancellor Merger. On May 13, 1998, CMCLA exchanged all shares of the 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). The 12% Debentures were subsequently repurchased by CMCLA.

     For the three months ended June 30, 1997, the Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997. For the three months ended June 30, 1998, the Company recorded an extraordinary charge of $31.9 million (net of a tax benefit of $17.2 million) consisting of premiums, estimated transaction costs and the unamortized balance of deferred debt issuance costs related to the 12% Debentures Tender Offer.

     Dividends on Chancellor Media's preferred stock were $6.4 million for the three months ended June 30, 1998 compared to $0.7 million for the same period in 1997. The increase is due to dividends on Chancellor Media's $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") issued in June 1997 and dividends on Chancellor Media's 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") issued in September 1997 as part of the Chancellor Merger.

     As a result of the above factors, the Company incurred a $71.0 million net loss attributable to common stockholders for the three months ended June 30, 1998 compared to net income attributable to common stockholders of $4.8 million for the second quarter of 1997.

     The basic and diluted loss per common share for the three months ended June 30, 1998 was $0.50 compared to a $0.06 basic and diluted income per common share for the second quarter of 1997.

  Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

     The Company's results of operations for the six months ended June 30, 1998 are not comparable to the results of operations for the six months ended June 30, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and various other acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

     Net revenues for the six months ended June 30, 1998 increased 194.9% to $555.3 million compared to $188.3 million for the six months ended June 30, 1997. Operating expenses excluding depreciation and amortization for the six months ended June 30, 1998 increased 185.0% to $316.9 million compared to $111.2 million for the six months ended June 30, 1997. Operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges (broadcast cash flow) for the six months ended June 30, 1998 increased 209.2% to $238.4 million compared to $77.1 million for the six months ended June 30, 1997. The increase in net revenues, operating expenses, and broadcast cash flow for the six months ended June 30, 1998 was primarily attributable to the net impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for the six months ended June 30, 1998 increased 258.1% to $193.1 million compared to $53.9 million for the six months ended June 30, 1997. The increase is primarily due to the impact of the Viacom Acquisition, the Chancellor Merger and the Katz Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

     Corporate general and administrative expenses for the six months ended June 30, 1998 increased 166.8% to $15.1 million compared to $5.7 million for the six months ended June 30, 1997. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

     The executive severance charge of $59.5 million for the six months ended June 30, 1998 represents a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company.

     As a result of the above factors, the Company realized an operating loss of $29.2 million for the six months ended June 30, 1998 compared to $17.5 million of operating income for the six months ended June 30, 1997.

     Interest expense, net for the six months ended June 30, 1998 increased 282.9% to $87.1 million compared to $22.7 million for the same period in 1997. The net increase in interest expense was primarily due to (i) additional bank borrowings under the Senior Credit Facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions and the 1998 Equity Offering, (ii) the assumption of CRBC's 9 3/8% Notes and 8 3/4% Notes upon consummation of the Chancellor Merger on September 5, 1997, (iii) the assumption of Katz' 10 1/2% Notes upon consummation of the Katz Acquisition on October 28, 1997 and (iv) the issuance of the 8 1/8% Notes by the Company on December 22, 1997.

     For the six months ended June 30, 1997, other income of $13.3 million represents a gain on the disposition of assets related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), and WEJM-FM in Chicago ($9.3 million). For the six months ended June 30, 1998, other income represents a gain from the WFLN Settlement of $3.6 million.

     The income tax benefit for the six months ended June 30, 1998 is comprised of current state tax expense and a deferred federal income tax benefit.

     Dividends on preferred stock of CMCLA were $16.7 million for the six months ended June 30, 1998, representing dividends on CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for the period from January 1, 1998 through May 13, 1998 and on CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for the entire period, each issued in September 1997 as part of the Chancellor Merger. On May 13, 1998, CMCLA exchanged all shares of the 12% Preferred Stock for its 12% Debentures. The 12% Debentures were subsequently repurchased by CMCLA.

     For the six months ended June 30, 1997, the Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997. For the six months ended June 30, 1998, the Company recorded an extraordinary charge of $31.9 million (net of a tax benefit of $17.2 million) consisting of premiums, estimated transaction costs and the unamortized balance of deferred debt issuance costs related to the 12% Debentures Tender Offer.

     Dividends on Chancellor Media's preferred stock were $12.8 million for the six months ended June 30, 1998 compared to $0.7 million for the same period in 1997. The increase is due to dividends on the $3.00 Convertible Preferred Stock issued in June 1997 and dividends on the 7% Convertible Preferred Stock issued in September 1997 as part of the Chancellor Merger.

     As a result of the above factors, the Company incurred a $145.9 million net loss attributable to common stockholders for the six months ended June 30, 1998 compared to a net loss attributable to common stockholders of $1.2 million for the six months ended June 30, 1997.

     The basic and diluted loss per common share for the six months ended June 30, 1998 was $1.09 compared to a $0.01 basic and diluted loss per common share for the six months ended June 30, 1997.

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

     On March 13, 1998, Chancellor Media completed a secondary public offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994.6 million were contributed by Chancellor Media to CMCLA, of which $696.0 million was used to repay all amounts outstanding under the Revolving Loan Facility at March 13, 1998 and the remaining $298.6 million was used for general corporate purposes, including $60.0 million to finance the Bonneville Exchange, $150.0 million to finance the Capstar Loan and $72.0 million to finance a portion of the Houston Exchange.

     The total cash financing required to consummate the Pending Transactions is expected to be $989.8 million. Although there can be no assurance, the Company expects that $370.5 million of such amount will be required to be borrowed during the third and fourth quarters of 1998, $275.0 million will be required to be borrowed during the first quarter of 1999 and the remaining $344.3 million will be required to be borrowed for the Capstar Transaction over the three year period in which the Capstar Stations will be acquired. In addition, the total cash financing required to consummate the 12 1/4% Tender Offer is expected to be approximately $142.1 million. The Company anticipates that it will obtain any additional financing needed to complete the Pending Transactions and the 12 1/4% Tender Offer from borrowings under the Senior Credit Facility and from the net proceeds from the issuance of public or private debt, common equity or preferred equity securities.

     In addition to debt service requirements under the Senior Credit Facility, the Company is required to pay interest on the Notes. Interest payment requirements of the Company on the Notes are $87.4 million per year. The 12 1/4% Debentures of CMCLA do not require the payment of cash interest through February 14, 2001 although CMCLA may issue additional 12 1/4% Debentures in lieu of cash interest until such time. Cash dividend requirements of Chancellor Media on its $3.00 Convertible Preferred Stock and its 7% Convertible Preferred Stock are $25.7 million per year. Because Chancellor Media is a holding company with no significant assets other than the common stock of CMHC, Chancellor Media will rely solely on dividends from CMHC, which in turn is expected to distribute dividends paid to it by CMCLA and KMG to Chancellor Media, to permit Chancellor Media to pay cash dividends on the $3.00 Convertible Preferred Stock and the 7% Convertible Preferred Stock. The Senior Credit Facility and the indentures governing the Notes and the 12 1/4% Debentures limit, but do not prohibit, CMCLA from paying such dividends to CMHC.

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

RECENTLY ISSUED ACCOUNTING PRINCIPLES

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

     In April 1998, Accounting Standards Executive Committee ("ACSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes." When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     In August 1993, the Company terminated an agreement with Sagittarius Broadcasting Company (an affiliate of Infinity Broadcasting Corporation) and One Twelve, Inc. (collectively, the "Claimants" or the "Plaintiffs") pursuant to which programming featuring radio personality Howard Stern was broadcast on radio station WLUP-AM (now WMVP-AM) in Chicago. The Claimants allege that termination of the agreement was wrongful and have sued the Company in the Supreme Court of the State of New York, County of New York (the "Court"). The agreement required payments to the Claimants in the amount of $2.6 million plus five percent of advertising revenues generated by the programming over the three-year term of the agreement. A total of approximately $680,000 was paid to the Claimants pursuant to the agreement prior to termination. Claimants' complaint alleged claims for breach of contract, indemnification, breach of fiduciary duty and fraud. Plaintiffs' aggregate prayer for relief totaled $45.0 million. On July 12, 1994, the Court granted motion to dismiss Plaintiffs' claims for fraud and breach of fiduciary duty. On June 6, 1995, the Court denied the Plaintiff's motion for summary judgment on their contract and indemnification claims and this order has been affirmed on appeal. On May 17, 1996, after the close of discovery, the Company filed a motion for summary judgment, seeking the dismissal of the remaining claims in the original complaint. On July 1, 1996, Plaintiffs moved for leave to amend their complaint in order to add claims for breach of the covenant of good faith and fair dealing, tortious interference with business advantage and prima facia tort. In the proposed amended complaint, Plaintiffs seek compensatory and punitive damages in excess of $25.0 million. On March 13, 1997, the Court denied the Company's motion for summary judgment, allowed Plaintiffs' request to amend the complaint to add a claim for breach of the covenant of good faith and fair dealing and denied Plaintiffs' request to amend the complaint to add claims for tortious interference with business advantage and prima facia tort. On April 25, 1997, the Company filed a notice of appeal of the denial of the motion for summary judgment. In October 1997, the N.Y. State Supreme Court, Appellate Division, granted a portion of the appeal seeking to strike certain damages sought, but otherwise affirmed the denial of the motion for summary judgment and sent the case back to the trial court for trial. Trial on the case is presently scheduled for September 8, 1998. The Company believes that it acted within its rights in terminating the agreement.

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of the Company. The defendants in the case include Hicks, Muse, Tate & Furst, Inc. ("Hicks Muse"), LIN Television Corporation and certain of the Company's directors. The plaintiff alleges that the Company has agreed to acquire LIN at too high of a price and that the transaction therefore constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse (which is alleged to control the Company) and the directors of the Company named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Chancellor Media held its Annual Meeting of Stockholders on May 19, 1998, in Dallas, Texas. At the Annual Meeting, the following actions of the Stockholders of Chancellor Media were taken:

          (i) The stockholders of Chancellor Media voted to reelect three Class I directors of Chancellor Media as follows:

                                                        VOTES
                                               -----------------------
DIRECTORS                                          FOR       WITHHELD
---------                                      -----------   ---------
Vernon E. Jordan, Jr.........................  124,365,167   1,078,982
Perry J. Lewis...............................  124,476,464     967,685
Eric C. Neuman...............................  124,693,348     750,801

     On May 19, 1998, Eric C. Neuman resigned as a director of Chancellor Media, and Michael Levitt was elected by the remaining members of the Board of Directors to fill the vacancy created by Mr. Neuman's resignation. Following the Annual Meeting of Stockholders, (a) the following individuals continued as Class II directors of Chancellor Media, with a term expiring at the 1999 annual meeting of stockholders of Chancellor Media: Lawrence D. Stuart, Jr., Steven Dinetz, Jeffrey A. Marcus and James E. de Castro, and (b) the following individuals continued as Class III directors of Chancellor Media, with a term expiring at the 2000 annual meeting of stockholders of Chancellor Media: Thomas
O. Hicks, John H. Massey and Thomas J. Hodson. In addition, after the Annual Meeting of Stockholders, the Board of Directors elected Otis Winters as a Class III director, with a term expiring at the 2000 annual meeting of stockholders of Chancellor Media, to fill the vacancy on the Board of Directors created by the resignation of Scott K. Ginsburg.

          (ii) The stockholders of Chancellor Media voted to adopt the 1998 Chancellor Media Corporation Stock Option Plan as follows:

   FOR       AGAINST     ABSTENTIONS   BROKER NON-VOTES
----------  ----------     -------        ----------
83,499,544  30,589,966     160,379        11,194,260

          (iii) The stockholders of Chancellor Media voted to amend and restate Chancellor Media's existing Non-Employee Director Stock Option Plan as follows:

    FOR       AGAINST    ABSTENTIONS   BROKER NON-VOTES
-----------  ---------   -----------   ----------------
105,923,495  8,155,001     171,393        11,194,260

ITEM 5. OTHER INFORMATION

CHANGES IN EXECUTIVE MANAGEMENT

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company. On April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with Jimmy de Castro, the Company's Chief Operating Officer, and Matthew E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. On April 29, 1998, Jeffrey A. Marcus, was named President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Marcus effective June 1, 1998. For further discussion of the changes in executive management, see Note 5 to the Consolidated Financial Statements of Chancellor Media and CMCLA and their respective subsidiaries contained in this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.11(h)          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        2.11A(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated September
                            7, 1995.
        2.11B(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated January 11,
                            1996.
        2.12(j)          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        2.13(n)          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        2.14(o)          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        2.15(o)          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
        2.16(o)          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        2.17(p)          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        2.18(p)          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
        2.19(p)          -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles.
                            (See table of contents for list of omitted schedules)
        2.20(p)          -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
        2.21(p)          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles,
                            and Evergreen Media Corporation of Chicago.
        2.22(p)          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.23(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM).
                            (See table of contents for list of omitted exhibits and
                            schedules)
        2.24(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles. (See table of
                            contents for list of omitted schedules)
        2.25(q)          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
        2.26(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        2.27(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        2.28(r)          -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
        2.29(r)          -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        2.30(r)          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        2.31(r)          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
        2.32(s)          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
        2.33(s)          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).
        2.34(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.35(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits)
        2.36(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        2.41(y)          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
        2.42(gg)         -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
        2.43(ss)         -- Letter Agreement, dated February 20, 1998, between CMCLA and Capstar Broadcasting Corporation.
        2.44+            -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
        2.45+            -- Unit and Stock Purchase Agreement by and among CMCLA,
                            Martin Media, L.P., Martin & MacFarlane, Inc., Nevada
                            Outdoor Systems, Inc., MW Sign Corp. and certain sellers
                            named therein, dated as of June 19, 1998 (see table of
                            contents for list of omitted schedules and exhibits)
        2.46+            -- Agreement and Plan of Merger between Chancellor Media
                            Corporation and Ranger Equity Holdings Corporation dated
                            as of July 7, 1998.
        2.47+            -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
        2.48+            -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
        2.49+            -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
        2.50+            -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners LP., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
        2.51+            -- Stock Purchase and Merger Agreement, dated July 9, 1998, by and among Chancellor Media Corporation, Chancellor
                            Mexico LLC, Grupo Radio Centro, SA. De C.V., and the
                            Selling Shareholders.
        3.1C(ss)         -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
        3.2B(ss)         -- Amended and Restated Bylaws of Chancellor Media.
        3.3(ff)          -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles formerly known as Evergreen
                            Media Corporation of Los Angeles.
        3.3A(pp)         -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
        3.3B(uu)         -- Amendment to the Certificate of Incorporation of
                            Chancellor Media Corporation of Los Angeles, filed
                            October 28, 1997.
        3.4(ff)          -- Bylaws of Chancellor Media Corporation of Los Angeles.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.10(t)          -- Second Amended and Restated Loan Agreement dated as of
                            April 25 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        4.11(z)          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.12(y)          -- Specimen Common Stock Certificate of Chancellor Media.
        4.13(y)          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        4.14(y)          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
        4.15(aa)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.16(bb)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.17(cc)         -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.18(dd)         -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
        4.19(ee)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.21(ff)         -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
        4.22(ff)         -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
        4.23(ff)         -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
        4.24(ff)         -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.
        4.25(pp)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.26(hh)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.27(pp)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.28(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.29(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.30(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
        4.31(qq)         -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
        4.32(qq)         -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
        4.33(qq)         -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debentures
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
        4.34(uu)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
        4.35(uu)         -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
        4.36(uu)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.37(uu)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.38(vv)         -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
        4.39(ww)         -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
        4.40+            -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
       10.23(xx)         -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
       10.26(n)**        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       10.28(o)          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
       10.30(pp)**       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
       10.31(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
       10.32(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
       10.33(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
       10.34(pp)**       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.35(ii)**       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
       10.36(jj)         -- Chancellor Broadcasting Company 1996 Stock Award Plan.
       10.37(kk)         -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
       10.38(ll)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
       10.39(mm)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neumann.
       10.40(nn)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
       10.41(oo)         -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
       10.44(vv)**       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
       10.45(vv)**       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
       10.46(yy)         -- Chancellor Media Corporation 1998 Stock Option Plan.
       10.47+            -- Voting Agreement, among Chancellor Media Corporation and
                            Rangers Equity Partners, L.P. dated as of July 7, 1998.
       27.1+             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2+             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

 +    Filed herewith.

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

(ww) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the fiscal quarter ended March 31, 1998.

(xx) Incorporated by reference to Exhibit 4.41 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

(yy) Incorporated by reference to Exhibit 4.40 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

     (b) Current Reports on Form 8-K

      1. Current Report on Form 8-K, dated July 7, 1998 and filed July 7, 1998, of Chancellor Media and CMCLA, providing the press release regarding the LIN Merger.

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

           Chancellor Media Corporation                                Chancellor Media Corporation
                                                                              of Los Angeles

             By: /s/ MATTHEW E. DEVINE                                   By: /s/ MATTHEW E. DEVINE
 ------------------------------------------------            ------------------------------------------------
                 Matthew E. Devine                                           Matthew E. Devine
             Senior Vice-President and                                   Senior Vice-President and
              Chief Financial Officer                                     Chief Financial Officer

Date: August 13, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.11(h)          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        2.11A(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated September
                            7, 1995.
        2.11B(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated January 11,
                            1996.
        2.12(j)          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        2.13(n)          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        2.14(o)          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        2.15(o)          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
        2.16(o)          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        2.17(p)          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        2.18(p)          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
        2.19(p)          -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles.
                            (See table of contents for list of omitted schedules)
        2.20(p)          -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
        2.21(p)          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles,
                            and Evergreen Media Corporation of Chicago.
        2.22(p)          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.23(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM).
                            (See table of contents for list of omitted exhibits and
                            schedules)
        2.24(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles. (See table of
                            contents for list of omitted schedules)
        2.25(q)          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
        2.26(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        2.27(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        2.28(r)          -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
        2.29(r)          -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        2.30(r)          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        2.31(r)          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
        2.32(s)          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
        2.33(s)          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.34(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
        2.35(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits)
        2.36(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        2.41(y)          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
        2.42(gg)         -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
        2.43(ss)         -- Letter Agreement, dated February 20, 1998, between CMCLA and Capstar Broadcasting Corporation.
        2.44+            -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
        2.45+            -- Unit and Stock Purchase Agreement by and among CMCLA,
                            Martin Media, L.P., Martin & MacFarlane, Inc., Nevada
                            Outdoor Systems, Inc., MW Sign Corp. and certain sellers
                            named therein, dated as of June 19, 1998 (see table of
                            contents for list of omitted schedules and exhibits)
        2.46+            -- Agreement and Plan of Merger between Chancellor Media
                            Corporation and Ranger Equity Holdings Corporation dated
                            as of July 7, 1998.
        2.47+            -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
        2.48+            -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
        2.49+            -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
        2.50+            -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners LP., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
        2.51+            -- Stock Purchase and Merger Agreement, dated July 9, 1998, by and among Chancellor Media Corporation, Chancellor
                            Mexico LLC, Grupo Radio Centro, SA. De C.V., and the
                            Selling Shareholders.
        3.1C(ss)         -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
        3.2B(ss)         -- Amended and Restated Bylaws of Chancellor Media.
        3.3(ff)          -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles formerly known as Evergreen
                            Media Corporation of Los Angeles.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        3.3A(pp)         -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
        3.3B(uu)         -- Amendment to the Certificate of Incorporation of
                            Chancellor Media Corporation of Los Angeles, filed
                            October 28, 1997.
        3.4(ff)          -- Bylaws of Chancellor Media Corporation of Los Angeles.
        4.10(t)          -- Second Amended and Restated Loan Agreement dated as of
                            April 25 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        4.11(z)          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.12(y)          -- Specimen Common Stock Certificate of Chancellor Media.
        4.13(y)          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        4.14(y)          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
        4.15(aa)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.16(bb)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.17(cc)         -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.18(dd)         -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
        4.19(ee)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.21(ff)         -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
        4.22(ff)         -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
        4.23(ff)         -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
        4.24(ff)         -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.
        4.25(pp)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.26(hh)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.27(pp)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.28(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.29(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.30(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
        4.31(qq)         -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
        4.32(qq)         -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
        4.33(qq)         -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debentures
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
        4.34(uu)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
        4.35(uu)         -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
        4.36(uu)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.37(uu)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.38(vv)         -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
        4.39(ww)         -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
        4.40+            -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
       10.23(xx)         -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
       10.26(n)**        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.28(o)          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
       10.30(pp)**       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
       10.31(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
       10.32(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
       10.33(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
       10.34(pp)**       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
       10.35(ii)**       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
       10.36(jj)         -- Chancellor Broadcasting Company 1996 Stock Award Plan.
       10.37(kk)         -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
       10.38(ll)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
       10.39(mm)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neumann.
       10.40(nn)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
       10.41(oo)         -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
       10.44(vv)**       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
       10.45(vv)**       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
       10.46(yy)         -- Chancellor Media Corporation 1998 Stock Option Plan.
       10.47+            -- Voting Agreement, among Chancellor Media Corporation and
                            Rangers Equity Partners, L.P. dated as of July 7, 1998.
       27.1+             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2+             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

 +    Filed herewith.

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

(ww) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the fiscal quarter ended March 31, 1998.

(xx) Incorporated by reference to Exhibit 4.41 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

(yy) Incorporated by reference to Exhibit 4.40 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.