Form 10-Q
period 1998-09-30
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1998-11-17
CIK 894972, 1043102

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

               300 CRESCENT COURT, SUITE 600, DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

                                 (214) 922-8700
              (Registrants' telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1998, 142,614,039 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements........................................    3
         CHANCELLOR MEDIA CORPORATION
         Consolidated Balance Sheets (unaudited).....................    3
         Consolidated Statements of Operations (unaudited)...........    4
         Consolidated Statements of Cash Flows (unaudited)...........    5
         Notes to Consolidated Financial Statements (unaudited)......    6
         CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
         Consolidated Balance Sheets (unaudited).....................   17
         Consolidated Statements of Operations (unaudited)...........   18
         Consolidated Statements of Cash Flows (unaudited)...........   19
         Notes to Consolidated Financial Statements (unaudited)......   20
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   31

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   37
Item 6.  Exhibits and Reports on Form 8-K............................   38

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   16,584     $   13,063
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $13,002 in 1998.................      239,869        321,391
  Other current assets......................................       27,208         42,343
                                                               ----------     ----------
          Total current assets..............................      283,661        376,797
Note receivable from affiliate..............................           --        150,000
Property and equipment, net.................................      159,797        299,906
Intangible assets, net......................................    4,404,443      4,916,533
Other assets, net...........................................      113,576        162,142
                                                               ----------     ----------
                                                               $4,961,477     $5,905,378
                                                               ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017     $  177,472
Long-term debt..............................................    2,573,000      3,018,000
Deferred tax liabilities....................................      361,640        312,731
Other liabilities...........................................       44,405         60,403
                                                               ----------     ----------
          Total liabilities.................................    3,150,062      3,568,606
                                                               ----------     ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997.........................      119,445             --
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763             --
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................      110,000        110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....      299,500        299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 119,921,814 shares in
     1997 and 142,392,516 in 1998...........................        1,199          1,424
Paid-in capital.............................................    1,226,930      2,243,350
Accumulated deficit.........................................     (157,422)      (317,502)
                                                               ----------     ----------
          Total stockholders' equity........................    1,480,207      2,336,772
                                                               ----------     ----------
                                                               $4,961,477     $5,905,378
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1997            1998            1997            1998
                                                -------------   -------------   -------------   -------------
Gross revenues................................    $166,817        $389,551        $382,994       $1,015,562
  Less agency commissions.....................     (21,795)        (45,722)        (49,711)        (116,466)
                                                  --------        --------        --------       ----------
          Net revenues........................     145,022         343,829         333,283          899,096
Operating expenses:
  Operating expenses, excluding depreciation
     and amortization.........................      73,551         175,062         184,713          491,924
  Depreciation and amortization...............      50,474         118,584         104,386          311,644
  Corporate general and administrative........       5,995          10,109          11,646           25,188
  Executive severance charge..................          --              --              --           59,475
                                                  --------        --------        --------       ----------
          Operating expenses..................     130,020         303,755         300,745          888,231
                                                  --------        --------        --------       ----------
          Operating income....................      15,002          40,074          32,538           10,865
                                                  --------        --------        --------       ----------
Other (income) expense:
  Interest expense, net.......................      22,295          48,624          45,036          135,709
  Gain on disposition of representation
     contracts................................          --         (18,497)             --          (29,767)
  Other income................................      (5,057)             --         (18,380)          (3,559)
                                                  --------        --------        --------       ----------
          Other (income) expense..............      17,238          30,127          26,656          102,383
                                                  --------        --------        --------       ----------
          Income (loss) before income taxes
            and extraordinary item............      (2,236)          9,947           5,882          (91,518)
Income tax expense (benefit)..................         985           1,548           5,244          (15,380)
Dividends on preferred stock of subsidiary....       2,779             899           2,779           17,601
                                                  --------        --------        --------       ----------
          Income (loss) before extraordinary
            item..............................      (6,000)          7,500          (2,141)         (93,739)
Extraordinary loss, net of income tax
  benefit.....................................          --          15,224           4,350           47,089
                                                  --------        --------        --------       ----------
          Net loss............................      (6,000)         (7,724)         (6,491)        (140,828)
Preferred stock dividends.....................       5,049           6,417           5,748           19,252
                                                  --------        --------        --------       ----------
          Net loss attributable to common
            stockholders......................    $(11,049)       $(14,141)       $(12,239)      $ (160,080)
                                                  ========        ========        ========       ==========
Basic and diluted loss per common share:
  Before extraordinary item...................    $  (0.12)       $   0.01        $  (0.09)      $    (0.83)
  Extraordinary item..........................          --           (0.11)          (0.05)           (0.34)
                                                  --------        --------        --------       ----------
          Net loss............................    $  (0.12)       $  (0.10)       $  (0.14)      $    (1.17)
                                                  ========        ========        ========       ==========
Weighted average common shares outstanding....      94,166         142,345          87,690          136,427
                                                  ========        ========        ========       ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                              -------------   -------------
Cash flows from operating activities:
  Net loss..................................................   $    (6,491)    $  (140,828)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................         9,091          18,632
     Amortization of goodwill, intangible assets and other
      assets................................................        95,295         293,012
     Executive severance charge -- stock option
      compensation..........................................            --          16,000
     Provisions for doubtful accounts.......................         3,409           4,573
     Deferred income tax expense (benefit)..................         5,244         (15,380)
     Gain on disposition of representation contracts........            --         (29,767)
     Dividends on preferred stock of subsidiary.............         2,779          17,601
     Gain on disposition of assets..........................       (18,380)             --
     Loss on extinguishment of debt.........................         4,350          47,089
     Other..................................................            --          (1,893)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................       (15,171)        (73,528)
       Other current assets.................................         4,481         (10,283)
       Accounts payable and accrued expenses................         8,445          12,737
       Other assets.........................................            54          (4,114)
       Other liabilities....................................           197          12,608
                                                               -----------     -----------
          Net cash provided by operating activities.........        93,303         146,459
                                                               -----------     -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (2,083,701)       (905,264)
  Escrow deposits on pending acquisitions...................       (10,005)             --
  Payments made on purchases of representation contracts....            --         (25,724)
  Proceeds from sale of representation contracts............            --          20,283
  Proceeds from sale of assets..............................       269,250              --
  Issuance of note receivable from affiliate................            --        (150,000)
  Capital expenditures......................................        (6,436)        (21,684)
  Other.....................................................       (20,914)        (39,750)
                                                               -----------     -----------
          Net cash used by investing activities.............    (1,851,806)     (1,122,139)
                                                               -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     2,105,000       1,973,000
  Principal payments on long-term debt......................      (606,000)     (1,528,000)
  Proceeds from issuance of common stock and preferred
     stock..................................................       288,898       1,000,645
  Repurchase of 12% and 12 1/4% Exchange Debentures.........            --        (403,213)
  Dividends on preferred stock..............................        (5,748)        (50,436)
  Payments for debt issuance costs..........................       (10,567)        (19,837)
  Other.....................................................          (158)             --
                                                               -----------     -----------
          Net cash provided by financing activities.........     1,771,425         972,159
                                                               -----------     -----------
Increase (decrease) in cash and cash equivalents............        12,922          (3,521)
Cash and cash equivalents at beginning of period............         3,060          16,584
                                                               -----------     -----------
Cash and cash equivalents at end of period..................   $    15,982     $    13,063
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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation and its subsidiaries (collectively, "the Company" or "Chancellor Media") for the periods presented.

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

     On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications Limited Partnership ("Secret") for $168,000 in cash plus various other direct acquisition

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES costs. The Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

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

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Chancellor Merger, the Company was renamed Chancellor Media Corporation, EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC") and EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

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

     On May 29, 1998, as part of the Capstar/SFX Transaction (defined below), the Company exchanged WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar/SFX Transaction at $53,000) plus $90,250 in cash to Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") in return for KODA-FM in Houston (the "Houston Exchange"). Furthermore, on May 29, 1998, Capstar sold KKPN-FM in Houston (acquired by Capstar as part of Capstar's acquisition (the "SFX Acquisition") of SFX Broadcasting, Inc. ("SFX")) due to the attributable ownership of Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse") in both Capstar and the Company in order to comply with the FCC's multiple ownership limits. In connection with Capstar's sale of KKPN-FM, the Company received a commission from Capstar of $1,730. On May 29, 1998, the Company also provided a loan to Capstar in the principal amount of $150,000 as part of the Capstar/SFX Transaction (the "Capstar Loan"). The Capstar Loan bears interest at

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES the rate of 12% per annum (subject to increase in certain circumstances), and is secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan will be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. Hicks Muse, which is a substantial shareholder of the Company, controls Capstar, and certain officers and directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

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

     On May 1, 1998, the Company formed a new marketing group division, in an effort to enhance the revenues the Company derives from its sales promotion activities. On June 1, 1998, the Company acquired Global Sales Development, Inc., a consulting firm based in Richmond, Virginia, for $675 in cash plus various other direct acquisition costs to lead its marketing efforts for this new division.

     On June 15, 1998, the Company's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include "Rockline", "Modern Rock Live", "Reelin' in the Years" and the concert series "Live from the Pit".

     On July 31, 1998, the Company acquired Martin Media, L.P. and certain affiliated companies ("Martin Media"), an outdoor advertising company with over 14,500 billboards and outdoor displays in 12 states serving 23 markets, for $591,674 in cash plus working capital of $19,443 subject to certain adjustments and various other direct acquisition costs of approximately $10,000.

     On August 28, 1998, the Company acquired various syndicated programming shows of Casey Kasem and the related programming libraries for $7,150 in cash and $7,000 in the form of a note due August 2000.

     In September 1998, the Company acquired approximately 325 billboards and outdoor displays in various markets for approximately $10,166 in cash.

     On October 9, 1998, the Company acquired approximately a 22.4% non-voting equity interest in Z-Spanish Media Corporation ("Z Spanish Media") for approximately $25,000 in cash (the "Z Spanish Acquisition"). Z Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois.

     On October 23, 1998, the Company acquired Primedia Broadcast Group, Inc. and certain of its affiliates, which own and operate eight FM stations in Puerto Rico, for approximately $76,050 in cash less working capital deficit of $1,280 plus various other direct acquisition costs (the "Primedia Acquisition").

     In November 1998, the Company acquired approximately 290 billboards and outdoor displays in various markets for approximately $12,978 in cash.

  Pending Transactions

     On July 31, 1997, Martin Media paid $6,025 to Kunz & Company for an option to purchase approximately 1,000 display faces of its Kunz Outdoor Advertising division for $33,289 in cash plus various other direct acquisition costs (the "Kunz Option"). Although there can be no assurance, the Company expects that the exercise of the Kunz Option will be consummated in the fourth quarter of 1998.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 in a series of purchases and exchanges over a period of three years (the "Capstar/SFX Transaction"). The Capstar/SFX stations were acquired by Capstar as part of Capstar's acquisition of SFX on May 29, 1998. On May 29, 1998, the Company completed the Houston Exchange (defined above) and began operating the remaining ten Capstar/SFX Stations under time brokerage agreements. The Company is currently assessing whether the terms of the Capstar/SFX Transaction will be modified upon the consummation of the Capstar Merger.

     On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm (the "Petry Acquisition"). The agreement currently provides for a purchase price of $129.5 million in cash. On June 3, 1998, the Antitrust Division of the United States Department of Justice (the "DOJ") issued a second request for additional information under the HSR Act in connection with the Petry Acquisition to which the Company has responded. The Company and Petry are still negotiating with the DOJ regarding this transaction and have agreed to extend the waiting period under the HSR Act pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

     On July 7, 1998, the Company entered into an agreement whereby the ultimate parent of LIN Television Corporation ("LIN") will merge into the Company (the "LIN Merger"). Pursuant to this agreement, the Company will issue .0300 shares of Chancellor Media Common Stock for each share of LIN's Common Stock resulting in the issuance of approximately 17,700,000 shares (comprised of approximately 16,200,000 newly issued shares, the assumption of LIN phantom stock units representing approximately 425,000 shares and the assumption of LIN options representing the right to purchase approximately 1,075,000 shares). Upon consummation of the LIN Merger, it is expected that LIN will own or operate 12 television stations in eight markets in the United States. Although there can be no assurance, the Company expects that the LIN Merger will be consummated in the first quarter of 1999.

     On August 11, 1998, the Company entered into agreements to acquire four FM and two AM radio stations in Cleveland for an aggregate purchase price of approximately $275,000 in cash plus various other direct acquisition costs (the "Cleveland Acquisitions"). The Cleveland Acquisitions consist of the purchase by the Company of (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership, (ii) WZAK-FM from Zapis Communications, (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM and (v) Wincom Broadcasting Corporation which owns WQAL-FM (the "Wincom Acquisition"). The consummation of each of the Cleveland Acquisitions (other than the Wincom Acquisition) is contingent upon the consummation of each of the other Cleveland Acquisitions (other than the Wincom Acquisition). The Company began operating WQAL-FM under a time brokerage agreement effective October 1, 1998. Although there can be no assurance, the Company expects that the Cleveland Acquisitions will be consummated in the first quarter of 1999.

     On August 20, 1998, the Company entered into an agreement to sell WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash (the "Chicago Disposition"). The Company entered into a time brokerage agreement to sell substantially all of the broadcast time of WMVP-AM effective September 10, 1998. Although there can be no assurance, the Company expects that the Chicago Disposition will be consummated in the fourth quarter of 1998.

     On August 26, 1998, the Company and Capstar entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Pursuant to this agreement, the Company will acquire Capstar in a reverse merger in which Capstar will be renamed Chancellor Media Corporation. Each share of Chancellor Media Common Stock will represent one share in the combined entity. Each share of Capstar Common Stock will represent
0.480 shares of Common Stock in the combined entity,

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES subject to an upward adjustment not to exceed 0.025 shares to the extent that Capstar's 1998 cash flow from specified assets exceeds certain specified targets. Capstar owns and operates more than 355 radio stations serving 83 mid-sized markets nationwide. Although there can be no assurance, the Company expects that the Capstar Merger will be consummated in the second quarter of 1999.

     On August 31, 1998, the Company entered into an agreement to acquire the assets of the Outdoor Advertising Division of Whiteco Industries, Inc., an outdoor advertising company with over 21,800 billboards and outdoor displays in 34 states, for $930,000 in cash plus working capital and various other direct acquisition costs (the "Whiteco Acquisition"). The DOJ has requested that the Company and Whiteco submit certain additional information on a voluntary basis in connection with the DOJ's review of the Whiteco Acquisition. The Company and Whiteco have responded to this request and are currently in discussions with the DOJ regarding the terms on which this transaction may be completed. Although there can be no assurance, the Company expects that the Whiteco Acquisition will be consummated in the fourth quarter of 1998.

     On September 3, 1998, the Company entered into an agreement to acquire Pegasus, a television broadcasting company which owns a television station in Puerto Rico, for approximately $69,600 in cash (the "Pegasus Acquisition"). Although there can be no assurance, the Company expects that the Pegasus Acquisition will be consummated in the first quarter of 1999. In connection with the LIN Merger, the Company may assign its rights under its agreement with Pegasus to LIN.

     On September 15, 1998, the Company entered into an agreement to acquire KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash (the "Phoenix Acquisition"). The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998. Although there can be no assurance, the Company expects that the Phoenix Acquisition will be consummated in the second quarter of 1999.

     The foregoing are collectively referred to herein as the "Pending Transactions." Consummation of each of the Pending Transactions discussed above is subject to various conditions, including, in certain cases, approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. Except as described above, the Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $6,025 related to the Kunz Option are classified as other assets in the accompanying balance sheet at September 30, 1998. Escrow funds of $4,650 paid by the Company in connection with the Bonneville Exchange and the Capitol Broadcasting Acquisition were classified as other assets in the accompanying balance sheet at December 31, 1997.

  Other Transactions

     On July 10, 1998, the Company entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V. ("GRC"), an owner and operator of radio stations in Mexico, for approximately $120.5 million in cash and $116.5 million in Chancellor Media Common Stock. On October 15, 1998, the Company announced that it had provided notice to GRC that it was terminating the acquisition agreement in accordance with its terms.

  Summary of Net Assets Acquired

     The completed acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     A summary of the net assets acquired follows:

                                                          YEAR        NINE MONTHS
                                                         ENDED           ENDED
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1997           1998
                                                      ------------   -------------
Working capital, including cash of $9,724 in 1997
  and $6,505 in 1998................................   $   66,805      $ 19,223
Property and equipment..............................      118,371       137,060
Assets held for sale................................      131,000            --
Intangible assets...................................    3,823,746       751,808
Other assets........................................       26,742         6,025
Deferred tax liability..............................     (279,371)           --
Other liabilities...................................      (39,681)         (697)
                                                       ----------      --------
                                                       $3,847,612      $913,419
                                                       ==========      ========

     The pro forma consolidated condensed results of operations data for the nine months ended September 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                          NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997            1998
                                                    --------------   -------------
Net revenues......................................    $ 826,026        $ 963,063
Net loss..........................................     (143,303)        (119,198)
Basic and diluted loss per common share...........    $   (1.01)       $   (0.84)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3. FINANCING TRANSACTIONS

  1998 Completed Financing Transactions

     On March 13, 1998, the Company completed an offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994,642 were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of the Bonneville Exchange, the Capstar Loan and a portion of the Houston Exchange.

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Preferred Stock Consent Solicitation and 12% Exchange, CMCLA incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798, (iii) accrued and unpaid interest on the 12% Debentures from May 14, 1998 through June 10, 1998 of $1,976 and (iv) estimated transaction costs of $958. In connection with the 12% Debentures Tender Offer, the Company recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On July 20, 1998, CMCLA completed a consent solicitation (the "12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures (the "12 1/4% Exchange"). In connection with the 12 1/4% Preferred Stock Consent Solicitation and 12 1/4% Exchange, CMCLA incurred approximately $170 in transaction costs which were recorded as deferred debt issuance costs.

     On August 19, 1998, CMCLA completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $144,527 which included (i) the principal amount of the 12 1/4% Debentures of $119,445, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22,683, (iii) accrued and unpaid interest on the 12 1/4% Debentures from August 16, 1998 through August 19, 1998 of $1,829 and (iv) estimated transaction costs of $570. In connection with the 12 1/4% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On September 30, 1998, CMCLA issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for net proceeds of approximately $730,000 (the "9% Notes Offering"). The net proceeds from the 9% Notes Offering will be used to finance a portion of the Company's Pending Transactions. Prior to consummation of the Pending Transactions, the Company used the net proceeds to temporarily reduce borrowings outstanding under the revolving credit portion of the Senior Credit Facility.

  1998 Pending Financing Transactions

     On November 12, 1998, CMCLA signed a definitive purchase agreement that provides for the issuance of $750,000 of 8% Senior Notes due 2008 (the "8% Senior Notes Offering"). The net proceeds from the 8% Senior Notes Offering will be used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility and any excess proceeds will be invested in short-term investment grade securities, pending use for general corporate purposes. Although there can be no assurance CMCLA expects that the 8% Senior Notes Offering will be consummated on November 17, 1998.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and September 30, 1998:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1997           1998
                                                      ------------   -------------
Senior Credit Facility(a)...........................   $1,573,000    $   1,268,000
9 3/8% Notes(b).....................................      200,000          200,000
8 3/4% Notes(b).....................................      200,000          200,000
10 1/2% Notes(b)....................................      100,000          100,000
8 1/8% Notes(b).....................................      500,000          500,000
9% Notes(b).........................................           --          750,000
                                                       ----------    -------------
          Total long-term debt......................   $2,573,000    $   3,018,000
                                                       ==========    =============

  (a) Senior Credit Facility

     On April 25, 1997, the Company entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997, February 10, 1998, May 1, 1998, July 31, 1998 and November 9, 1998 (as amended, the "Senior Credit Facility"), the Company established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan Facility at September 30, 1998 was 6.25% on a blended basis, based on Eurodollar rates, and the interest rate on advances of $355,000 and $13,000 outstanding under the Revolving Loan Facility were 6.25% and 8.50%, respectively, at September 30, 1998, based on the Eurodollar and prime rates, respectively. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in the fixing or placing a cap on the Company's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At October 31, 1998, the Company had drawn $900,000 of the Term Loan Facility and $433,000 of the Revolving Loan Facility. The capital stock of the Company's subsidiaries is pledged to secure the performance of the Company's obligations under the Senior Credit Facility, and each of the Company's domestic subsidiaries have guaranteed those obligations.

  (b) Senior Subordinated Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes")

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES and the indenture governing such securities. Upon consummation of the Katz Acquisition, on October 28, 1997, the Company assumed all of the obligations under Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") and the amended and restated indenture governing such securities. On December 22, 1997, CMCLA issued $500,000 aggregate principal amount of 8 1/8 Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for net proceeds of approximately $485,000. On September 30, 1998, CMCLA issued $750,000 aggregate principal amount of 9% Notes for net proceeds of approximately $730,000.

  (c) Other

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes, the 8 1/8% Notes and the 9% Notes (collectively, the "Notes") are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of the Company.

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

5. OTHER INCOME

     Other income consists of the following for the nine months ended September 30, 1997 and 1998:

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1997            1998
                                                     -------------   -------------
Gain on disposition of assets(a)...................     $18,380         $   --
WFLN Settlement(b).................................          --          3,559
                                                        -------         ------
                                                        $18,380         $3,559
                                                        =======         ======

---------------

(a) For the nine months ended September 30, 1997, the Company recorded a gain on disposition of assets of $18,380 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), WEJM-FM in Chicago on June 3, 1997 ($9,258), the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco on July 2, 1997 ($1,726) and WEJM-AM in Chicago on August 27, 1997 ($3,331).

(b) For the nine months ended September 30, 1998, the Company recorded a gain from the WFLN Settlement (defined above) of $3,559.

6. CONTINGENCIES

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   16,584     $   13,063
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $13,002 in 1998.................      239,869        321,391
  Other current assets......................................       27,208         42,343
                                                               ----------     ----------
          Total current assets..............................      283,661        376,797
Note receivable from affiliate..............................           --        150,000
Property and equipment, net.................................      159,797        299,906
Intangible assets, net......................................    4,404,443      4,916,533
Other assets, net...........................................      113,576        162,142
                                                               ----------     ----------
                                                               $4,961,477     $5,905,378
                                                               ==========     ==========

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017     $  177,472
Long-term debt..............................................    2,573,000      3,018,000
Deferred tax liabilities....................................      361,640        312,731
Other liabilities...........................................       44,405         60,403
                                                               ----------     ----------
          Total liabilities.................................    3,150,062      3,568,606
                                                               ----------     ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997.........................      119,445             --
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763             --
Stockholder's equity:
  Common stock, $.01 par value, 1,040 shares authorized,
     issued and outstanding.................................            1              1
Paid-in capital.............................................    1,637,628      2,654,273
Accumulated deficit.........................................     (157,422)      (317,502)
                                                               ----------     ----------
          Total stockholder's equity........................    1,480,207      2,336,772
                                                               ----------     ----------
                                                               $4,961,477     $5,905,378
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    -----------------------------   -----------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                        1997            1998            1997            1998
                                                    -------------   -------------   -------------   -------------
Gross revenues....................................    $166,817        $389,551        $382,994       $1,015,562
  Less agency commissions.........................     (21,795)        (45,722)        (49,711)        (116,466)
                                                      --------        --------        --------       ----------
          Net revenues............................     145,022         343,829         333,283          899,096
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization.................................      73,551         175,062         184,713          491,924
  Depreciation and amortization...................      50,474         118,584         104,386          311,644
  Corporate general and administrative............       5,995          10,109          11,646           25,188
  Executive severance charge......................          --              --              --           59,475
                                                      --------        --------        --------       ----------
          Operating expenses......................     130,020         303,755         300,745          888,231
                                                      --------        --------        --------       ----------
          Operating income........................      15,002          40,074          32,538           10,865
                                                      --------        --------        --------       ----------
Other (income) expense:
  Interest expense, net...........................      22,295          48,624          45,036          135,709
  Gain on disposition of representation
     contracts....................................          --         (18,497)             --          (29,767)
  Other income....................................      (5,057)             --         (18,380)          (3,559)
                                                      --------        --------        --------       ----------
          Other (income) expense..................      17,238          30,127          26,656          102,383
                                                      --------        --------        --------       ----------
          Income (loss) before income taxes and
            extraordinary item....................      (2,236)          9,947           5,882          (91,518)
Income tax expense (benefit)......................         985           1,548           5,244          (15,380)
                                                      --------        --------        --------       ----------
          Income (loss) before extraordinary
            item..................................      (3,221)          8,399             638          (76,138)
Extraordinary loss, net of income tax benefit.....          --          15,224           4,350           47,089
                                                      --------        --------        --------       ----------
          Net loss................................      (3,221)         (6,825)         (3,712)        (123,227)
Preferred stock dividends.........................       2,779             899           2,779           17,601
                                                      --------        --------        --------       ----------
          Net loss attributable to common stock...    $ (6,000)       $ (7,724)       $ (6,491)      $ (140,828)
                                                      ========        ========        ========       ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                              -------------   -------------
Cash flows from operating activities:
  Net loss..................................................   $    (3,712)    $  (123,227)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................         9,091          18,632
     Amortization of goodwill, intangible assets and other
      assets................................................        95,295         293,012
     Executive severance charge -- stock option
      compensation..........................................            --          16,000
     Provisions for doubtful accounts.......................         3,409           4,573
     Deferred income tax expense (benefit)..................         5,244         (15,380)
     Gain on disposition of representation contracts........            --         (29,767)
     Gain on disposition of assets..........................       (18,380)             --
     Loss on extinguishment of debt.........................         4,350          47,089
     Other..................................................            --          (1,893)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................       (15,171)        (73,528)
       Other current assets.................................         4,481         (10,283)
       Accounts payable and accrued expenses................         8,445          12,737
       Other assets.........................................            54          (4,114)
       Other liabilities....................................           197          12,608
                                                               -----------     -----------
          Net cash provided by operating activities.........        93,303         146,459
                                                               -----------     -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (2,083,701)       (905,264)
  Escrow deposits on pending acquisitions...................       (10,005)             --
  Payments made on purchases of representation contracts....            --         (25,724)
  Proceeds from sale of representation contracts............            --          20,283
  Proceeds from sale of assets..............................       269,250              --
  Issuance of note receivable from affiliate................            --        (150,000)
  Capital expenditures......................................        (6,436)        (21,684)
  Other.....................................................       (20,914)        (39,750)
                                                               -----------     -----------
          Net cash used by investing activities.............    (1,851,806)     (1,122,139)
                                                               -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     2,105,000       1,973,000
  Principal payments on long-term debt......................      (606,000)     (1,528,000)
  Cash contributed by parent................................       288,898       1,000,645
  Repurchase of 12% and 12 1/4% Exchange Debentures.........            --        (403,213)
  Dividends on preferred stock..............................            --         (31,183)
  Dividend to parent........................................        (5,748)        (19,253)
  Payments for debt issuance costs..........................       (10,567)        (19,837)
  Other.....................................................          (158)             --
                                                               -----------     -----------
          Net cash provided by financing activities.........     1,771,425         972,159
                                                               -----------     -----------
Increase (decrease) in cash and cash equivalents............        12,922          (3,521)
Cash and cash equivalents at beginning of period............         3,060          16,584
                                                               -----------     -----------
Cash and cash equivalents at end of period..................   $    15,982     $    13,063
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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of Chancellor Media Corporation of Los Angeles and its subsidiaries (collectively, "CMCLA") for the periods presented. Chancellor Media Corporation of Los Angeles is an indirect, wholly owned subsidiary of Chancellor Media Corporation ("Chancellor Media").

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

     On April 1, 1997, CMCLA acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications Limited Partnership ("Secret") for $168,000 in cash plus various other direct acquisition costs. CMCLA had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

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

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor Broadcasting Company ("Chancellor"), CRBC, Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Chancellor Merger, Evergreen was renamed Chancellor Media Corporation, EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC") and EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to CMCLA's portfolio of stations, including 13 stations in markets in which CMCLA previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of Chancellor Media's Common Stock, resulting in the issuance of 34,617,460 shares of Chancellor Media's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

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

     On May 29, 1998, as part of the Capstar/SFX Transaction (defined below), CMCLA exchanged WAPE-FM and WFYV-FM in Jacksonville (valued for purposes of the Capstar/SFX Transaction at $53,000) plus $90,250 in cash to Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") in return for KODA-FM in Houston (the "Houston Exchange"). Furthermore, on May 29, 1998, Capstar sold KKPN-FM in Houston (acquired by Capstar as part of Capstar's acquisition (the "SFX Acquisition") of SFX Broadcasting, Inc. ("SFX")) due to the attributable ownership of Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse") in both Capstar and CMCLA in order to comply with the FCC's multiple ownership limits. In connection with Capstar's sale of KKPN-FM, CMCLA received a commission from Capstar of $1,730. On May 29, 1998, CMCLA also provided a loan to Capstar in the principal amount of $150,000 as part of the Capstar/SFX Transaction (the "Capstar Loan"). The Capstar Loan bears interest at the rate of 12% per annum (subject to increase in certain circumstances), and is secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan will be prepaid by Capstar in connection with CMCLA's acquisition of, and the proceeds of such prepayment would be used by CMCLA as a portion of the purchase price for, each Capstar/SFX Station. Hicks Muse, which is a substantial shareholder of Chancellor Media, controls Capstar, and certain officers and directors of Chancellor Media and CMCLA are directors and/or executive officers of Capstar and/or Hicks Muse.

     On June 1, 1998, CMCLA acquired WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash (including $2,062 for the purchase of the stations' accounts receivable) plus various other direct acquisition costs, of which $4,000 was previously paid by CMCLA as

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES escrow funds and are classified as other assets at December 31, 1997 (the "Capitol Broadcasting Acquisition").

     On May 1, 1998, CMCLA formed a new marketing group division, in an effort to enhance the revenues the Company derives from its sales promotion activities. On June 1, 1998, CMCLA acquired Global Sales Development, Inc., a consulting firm based in Richmond, Virginia, for $675 in cash plus various other direct acquisition costs to lead its marketing efforts for this new division.

     On June 15, 1998, CMCLA's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include "Rockline", "Modern Rock Live", "Reelin' in the Years" and the concert series "Live from the Pit".

     On July 31, 1998, CMCLA acquired Martin Media, L.P. and certain affiliated companies ("Martin Media"), an outdoor advertising company with over 14,500 billboards and outdoor displays in 12 states serving 23 markets, for $591,674 in cash plus working capital of $19,443 subject to certain adjustments and various other direct acquisition costs of approximately $10,000.

     On August 28, 1998, CMCLA acquired various syndicated programming shows of Casey Kasem and the related programming libraries for $7,150 in cash and $7,000 in the form of a note due August 2000.

     In September 1998, CMCLA acquired approximately 325 billboards and outdoor displays in various markets for approximately $10,166 in cash.

     On October 9, 1998, CMCLA acquired approximately a 22.4% non-voting equity interest in Z-Spanish Media Corporation ("Z Spanish Media") for approximately $25,000 in cash (the "Z Spanish Acquisition"). Z Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois.

     On October 23, 1998, CMCLA acquired Primedia Broadcast Group, Inc. and certain of its affiliates, which own and operate eight FM stations in Puerto Rico, for approximately $76,050 in cash less working capital deficit of $1,280 plus various other direct acquisition costs (the "Primedia Acquisition").

     In November 1998, CMCLA acquired approximately 290 billboards and outdoor displays in various markets for approximately $12,978 in cash.

  Pending Transactions

     On July 31, 1997, Martin Media paid $6,025 to Kunz & Company for an option to purchase approximately 1,000 display faces of its Kunz Outdoor Advertising division for $33,289 in cash plus various other direct acquisition costs (the "Kunz Option"). Although there can be no assurance, CMCLA expects that the exercise of the Kunz Option will be consummated in the fourth quarter of 1998.

     On February 20, 1998, CMCLA entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, the "Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 in a series of purchases and exchanges over a period of three years (the "Capstar/SFX Transaction"). The Capstar/SFX stations were acquired by Capstar as part of Capstar's acquisition of SFX on May 29, 1998. On May 29, 1998, CMCLA completed the Houston Exchange (defined above) and began operating the remaining ten Capstar/ SFX Stations under time brokerage agreements. CMCLA is currently assessing whether the terms of the Capstar/SFX Transaction will be modified upon the consummation of the Capstar Merger.

     On April 8, 1998, CMCLA entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm (the "Petry Acquisition"). The agreement currently provides for a

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES purchase price of $129.5 million in cash. On June 3, 1998, the Antitrust Division of the United States Department of Justice (the "DOJ") issued a second request for additional information under the HSR Act in connection with the Petry Acquisition to which CMCLA has responded. CMCLA and Petry are still negotiating with the DOJ regarding this transaction and have agreed to extend the waiting period under the HSR Act pending completion of these discussions. Accordingly at this time, CMCLA cannot be sure of the terms on which this transaction will be completed, if at all.

     On July 7, 1998, Chancellor Media entered into an agreement whereby the ultimate parent of LIN Television Corporation ("LIN") will merge into Chancellor Media (the "LIN Merger"). Pursuant to this agreement, Chancellor Media will issue .0300 shares of Chancellor Media Common Stock for each share of LIN's Common Stock resulting in the issuance of approximately 17,700,000 shares (comprised of approximately 16,200,000 newly issued shares, the assumption of LIN phantom stock units representing approximately 425,000 shares and the assumption of LIN options representing the right to purchase approximately 1,075,000 shares). Upon consummation of the LIN Merger, it is expected that LIN will own or operate 12 television stations in eight markets in the United States. Although there can be no assurance, Chancellor Media expects that the LIN Merger will be consummated in the first quarter of 1999.

     On August 11, 1998, CMCLA entered into agreements to acquire four FM and two AM radio stations in Cleveland for an aggregate purchase price of approximately $275,000 in cash plus various other direct acquisition costs (the "Cleveland Acquisitions"). The Cleveland Acquisitions consist of the purchase by the Company of (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership, (ii) WZAK-FM from Zapis Communications, (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM and (v) Wincom Broadcasting Corporation which owns WQAL-FM (the "Wincom Acquisition"). The consummation of each of the Cleveland Acquisitions (other than the Wincom Acquisition) is contingent upon the consummation of each of the other Cleveland Acquisitions (other than the Wincom Acquisition). CMCLA began operating WQAL-FM under a time brokerage agreement effective October 1, 1998. Although there can be no assurance, CMCLA expects that the Cleveland Acquisitions will be consummated in the first quarter of 1999.

     On August 20, 1998, CMCLA entered into an agreement to sell WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash (the "Chicago Disposition"). CMCLA entered into a time brokerage agreement to sell substantially all of the broadcast time of WMVP-AM effective September 10, 1998. Although there can be no assurance, CMCLA expects that the Chicago Disposition will be consummated in the fourth quarter of 1998.

     On August 26, 1998, Chancellor Media and Capstar entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Pursuant to this agreement, Chancellor Media will acquire Capstar in a reverse merger in which Capstar will be renamed Chancellor Media Corporation. Each share of Chancellor Media Common Stock will represent one share in the combined entity. Each share of Capstar Common Stock will represent 0.480 shares of Common Stock in the combined entity, subject to an upward adjustment not to exceed 0.025 shares to the extent that Capstar's 1998 cash flow from specified assets exceeds certain specified targets. Capstar owns and operates more than 355 radio stations serving 83 mid-sized markets nationwide. Although there can be no assurance, Chancellor Media expects that the Capstar Merger will be consummated in the second quarter of 1999.

     On August 31, 1998, CMCLA entered into an agreement to acquire the assets of the Outdoor Advertising Division of Whiteco Industries, Inc., an outdoor advertising company with over 21,800 billboards and outdoor displays in 34 states, for $930,000 in cash plus working capital and various other direct acquisition costs (the "Whiteco Acquisition"). The DOJ has requested that CMCLA and Whiteco submit certain additional information on a voluntary basis in connection with the DOJ's review of the Whiteco Acquisition. CMCLA and Whiteco have responded to this request and are currently in discussions with the DOJ regarding the terms on which this transaction may be completed. Although there can be no assurance, CMCLA expects that the Whiteco Acquisition will be consummated in the fourth quarter of 1998.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On September 3, 1998, CMCLA entered into an agreement to acquire Pegasus, a television broadcasting company which owns a television station in Puerto Rico, for approximately $69,600 in cash (the "Pegasus Acquisition"). Although there can be no assurance, CMCLA expects that the Pegasus Acquisition will be consummated in the first quarter of 1999. In connection with the LIN Merger, CMCLA may assign its rights under its agreement with Pegasus to LIN.

     On September 15, 1998, CMCLA entered into an agreement to acquire KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash (the "Phoenix Acquisition"). CMCLA began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998. Although there can be no assurance, CMCLA expects that the Phoenix Acquisition will be consummated in the second quarter of 1999.

     The foregoing are collectively referred to herein as the "Pending Transactions." Consummation of each of the Pending Transactions discussed above is subject to various conditions, including, in certain cases, approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. Except as described above, CMCLA believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     Escrow funds of $6,025 related to the Kunz Option are classified as other assets in the accompanying balance sheet at September 30, 1998. Escrow funds of $4,650 paid by CMCLA in connection with the Bonneville Exchange and the Capitol Broadcasting Acquisition were classified as other assets in the accompanying balance sheet at December 31, 1997.

  Other Transactions

     On July 10, 1998, Chancellor Media entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V. ("GRC"), an owner and operator of radio stations in Mexico, for approximately $120.5 million in cash and $116.5 million in Chancellor Media Common Stock. On October 15, 1998, Chancellor Media announced that it had provided notice to GRC that it was terminating the acquisition agreement in accordance with its terms.

  Summary of Net Assets Acquired

     The completed acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                          YEAR        NINE MONTHS
                                                         ENDED           ENDED
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1997           1998
                                                      ------------   -------------
Working capital, including cash of $9,724 in 1997
  and $6,505 in 1998................................   $   66,805      $ 19,223
Property and equipment..............................      118,371       137,060
Assets held for sale................................      131,000            --
Intangible assets...................................    3,823,746       751,808
Other assets........................................       26,742         6,025
Deferred tax liability..............................     (279,371)           --
Other liabilities...................................      (39,681)         (697)
                                                       ----------      --------
                                                       $3,847,612      $913,419
                                                       ==========      ========

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     The pro forma consolidated condensed results of operations data for the nine months ended September 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                          NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997            1998
                                                    --------------   -------------
Net revenues......................................    $ 826,026        $ 963,063
Net loss..........................................     (143,303)        (119,198)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

3. FINANCING TRANSACTIONS

  1998 Completed Financing Transactions

     On March 13, 1998, Chancellor Media completed an offering of 21,850,000 shares of its Common Stock (the "1998 Equity Offering"). The net proceeds from the 1998 Equity Offering of approximately $994,642 were contributed to CMCLA and were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of the Bonneville Exchange, the Capstar Loan and a portion of the Houston Exchange.

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Preferred Stock Consent Solicitation and 12% Exchange, CMCLA incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798,
(iii) accrued and unpaid interest on the 12% Debentures from May 14, 1998 through June 10, 1998 of $1,976 and (iv) estimated transaction costs of $958. In connection with the 12% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On July 20, 1998, CMCLA completed a consent solicitation (the "12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures (the "12 1/4% Exchange"). In connection with the 12 1/4% Preferred Stock Consent Solicitation and 12 1/4% Exchange, CMCLA incurred approximately $170 in transaction costs which were recorded as deferred debt issuance costs.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On August 19, 1998, CMCLA completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $144,527 which included (i) the principal amount of the 12 1/4% Debentures of $119,445, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22,683, (iii) accrued and unpaid interest on the 12 1/4% Debentures from August 16, 1998 through August 19, 1998 of $1,829 and (iv) estimated transaction costs of $570. In connection with the 12 1/4% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On September 30, 1998, CMCLA issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for net proceeds of approximately $730,000 (the "9% Notes Offering"). The net proceeds from the 9% Notes Offering will be used to finance a portion of CMCLA's Pending Transactions. Prior to consummation of the Pending Transactions, CMCLA used the net proceeds to temporarily reduce borrowings outstanding under the revolving credit portion of the Senior Credit Facility.

  1998 Pending Financing Transactions

     On November 12, 1998, CMCLA signed a definitive purchase agreement that provides for the issuance of $750,000 of 8% Senior Notes due 2008 (the "8% Senior Notes Offering"). The net proceeds from the 8% Senior Notes Offering will be used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility and any excess proceeds will be invested in short-term investment grade securities pending use for general corporate purposes. Although there can be no assurance, CMCLA expects that the 8% Senior Notes Offering will be consummated on November 17, 1998.

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and September 30, 1998:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1997           1998
                                                      ------------   -------------
Senior Credit Facility(a)...........................   $1,573,000    $   1,268,000
9 3/8% Notes(b).....................................      200,000          200,000
8 3/4% Notes(b).....................................      200,000          200,000
10 1/2% Notes(b)....................................      100,000          100,000
8 1/8% Notes(b).....................................      500,000          500,000
9% Notes(b).........................................           --          750,000
                                                       ----------    -------------
          Total long-term debt......................   $2,573,000    $   3,018,000
                                                       ==========    =============

  (a) Senior Credit Facility

     On April 25, 1997, CMCLA entered into a loan agreement which amended and restated its prior senior credit facility. Under the amended and restated agreement, as amended on June 26, 1997, August 7, 1997, October 28, 1997, February 10, 1998, May 1, 1998, July 31, 1998 and November 9, 1998 (as amended, the "Senior Credit Facility"), CMCLA established a $1,250,000 revolving facility (the "Revolving Loan Facility") and a $500,000 term loan facility (the "Term Loan Facility"). Upon consummation of the Chancellor Merger, the aggregate commitments under the Revolving Loan Facility and the Term Loan Facility were increased to $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility, CMCLA wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge.

     Borrowings under the Senior Credit Facility bear interest at a rate based, at the option of CMCLA, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the Term Loan Facility at September 30, 1998 was 6.25% on a blended basis, based on Eurodollar rates, and the interest rate on advances of $355,000 and $13,000 outstanding under the Revolving Loan Facility were 6.25% and 8.50%, respectively, at September 30, 1998, based on the Eurodollar and prime rates, respectively. CMCLA pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee. Pursuant to the Senior Credit Facility, CMCLA is required to enter into interest hedging agreements that result in the fixing or placing a cap on CMCLA's floating rate debt so that not less than 50% of the principal amount of total debt outstanding has a fixed or capped rate.

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At October 31, 1998, CMCLA had drawn $900,000 of the Term Loan Facility and $433,000 of the Revolving Loan Facility. The capital stock of CMCLA's subsidiaries is pledged to secure the performance of CMCLA's obligations under the Senior Credit Facility, and each of CMCLA's domestic subsidiaries have guaranteed those obligations.

  (b) Senior Subordinated Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, CMCLA assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") and the indenture governing such securities. Upon consummation of the Katz Acquisition, on October 28, 1997, CMCLA assumed all of the obligations under Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") and the amended and restated indenture governing such securities. On December 22, 1997, CMCLA issued $500,000 aggregate principal amount of 8 1/8 Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for net proceeds of approximately $485,000. On September 30, 1998, CMCLA issued $750,000 aggregate principal amount of 9% Notes for net proceeds of approximately $730,000.

  (c) Summarized Financial Information of Subsidiary Guarantors

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes, the 8 1/8% Notes and the 9% Notes (collectively, the "Notes") are unsecured obligations of CMCLA, subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1997 and September 30, 1998 and for the nine months ended September 30, 1998 is presented below. Separate financial statements and other disclosures concerning the subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Current assets..............................................   $  223,913     $  300,154
Noncurrent assets...........................................      987,028        911,700
Current liabilities.........................................       89,362         90,250
Noncurrent liabilities......................................    1,130,105      1,129,460

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                                                               NINE MONTHS
                                                                  ENDED
                                                              -------------
                                                              SEPTEMBER 30,
                                                                  1998
                                                              -------------
Net revenues................................................    $724,806
Operating income............................................      73,563
Net income..................................................      20,827

  (d) Other

     The Senior Credit Facility and the indentures governing the Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under the Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined).

5. OTHER INCOME

     Other income consists of the following for the nine months ended September 30, 1997 and 1998:

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1997            1998
                                                     -------------   -------------
Gain on disposition of assets(a)...................     $18,380         $   --
WFLN Settlement(b).................................          --          3,559
                                                        -------         ------
                                                        $18,380         $3,559
                                                        =======         ======

---------------

(a) For the nine months ended September 30, 1997, CMCLA recorded a gain on disposition of assets of $18,380 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), WEJM-FM in Chicago on June 3, 1997 ($9,258), the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco on July 2, 1997 ($1,726) and WEJM-AM in Chicago on August 27, 1997 ($3,331).

(b) For the nine months ended September 30, 1998, CMCLA recorded a gain from the WFLN Settlement (defined above) of $3,559.

6. CONTINGENCIES

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

     Although broadcast cash flow is not calculated in accordance with generally accepted accounting principles, the Company believes that it is widely used as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses. Not all companies calculate broadcast cash flow in the same fashion and therefore the information presented may not be comparable to other similarly filed information of other companies.

  Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

     The Company's results of operations for the three months ended September 30, 1998 are not comparable to the results of operations for the three months ended September 30, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition, the Martin Acquisition and various other acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

     Net revenues for the three months ended September 30, 1998 increased 137.1% to $343.8 million compared to $145.0 million for the third quarter of 1997. Operating expenses excluding depreciation and amortization for the three months ended September 30, 1998 increased 138.0% to $175.1 million compared to $73.6 million for the three months ended September 30, 1997. Operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges (broadcast cash flow) for the three months ended September 30, 1998 increased 136.1% to $168.8 million compared to $71.5 million for the third quarter of 1997. The increase in net revenues, operating expenses, and broadcast cash flow for the three months ended September 30, 1998 was primarily attributable to the net impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition, the Martin Acquisition and the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for the three months ended September 30, 1998 increased 134.9% to $118.6 million compared to $50.5 million for the third quarter of 1997. The increase is primarily due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the Martin Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

     Corporate general and administrative expenses for the three months ended September 30, 1998 increased 68.6% to $10.1 million compared to $6.0 million for the third quarter of 1997. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

     As a result of the above factors, the Company realized operating income of $40.1 million for the three months ended September 30, 1998 compared to $15.0 million of operating income for the third quarter of 1997.

     Interest expense, net for the three months ended September 30, 1998 increased 118.1% to $48.6 million compared to $22.3 million for the same period in 1997. The net increase in interest expense was primarily due to (i) additional bank borrowings under the Senior Credit Facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions and the 1998 Equity Offering, (ii) the assumption of CRBC's 9 3/8% Notes and 8 3/4% Notes upon consummation of the Chancellor Merger on September 5, 1997, (iii) the assumption of Katz' 10 1/2% Notes upon consummation of the Katz Acquisition on October 28, 1997 and (iv) the issuance of the 8 1/8% Notes by the Company on December 22, 1997.

     For the three months ended September 30, 1998, the Company recorded a gain on disposition of representation contracts of $18.5 million related to its media representation operations. The Company entered into the media representation business with the acquisition of Katz on October 28, 1997.

     For the three months ended September 30, 1997, other income of $5.1 million represents a gain on the disposition of assets related to the dispositions of the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco on July 2, 1997 ($1.7 million) and WEJM-AM in Chicago on August 27, 1997 ($3.4 million).

     The income tax benefit for the three months ended September 30, 1998 is comprised of current state tax expense and a deferred federal income tax benefit.

     Dividends on preferred stock of CMCLA were $0.9 million for the three months ended September 30, 1998, which represent dividends on CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for the period from July 1, 1998 through July 23, 1998, issued in September 1997 as part of the Chancellor Merger. On July 23, 1998, CMCLA exchanged all shares of the 12 1/4% Preferred Stock for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). The 12 1/4% Debentures were subsequently repurchased by CMCLA.

     For the three months ended September 30, 1998, the Company recorded an extraordinary charge of $15.2 million (net of a tax benefit of $8.2 million) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the 12 1/4% Debentures Tender Offer.

     Dividends on Chancellor Media's preferred stock were $6.4 million for the three months ended September 30, 1998 compared to $5.0 million for the same period in 1997. The increase is due to dividends on Chancellor Media's 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") issued in September 1997 as part of the Chancellor Merger.

     As a result of the above factors, the Company incurred a $14.1 million net loss attributable to common stockholders for the three months ended September 30, 1998 compared to a net loss attributable to common stockholders of $11.0 million for the third quarter of 1997.

     The basic and diluted loss per common share for the three months ended September 30, 1998 was $0.10 compared to $0.12 for the third quarter of 1997.

  Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30, 1997

     The Company's results of operations for the nine months ended September 30, 1998 are not comparable to the results of operations for the nine months ended September 30, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition, the Martin Acquisition and various other acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

     Net revenues for the nine months ended September 30, 1998 increased 169.8% to $899.1 million compared to $333.3 million for the nine months ended September 30, 1997. Operating expenses excluding depreciation and amortization for the nine months ended September 30, 1998 increased 166.3% to $491.9 million compared to $184.7 million for the nine months ended September 30, 1997. Operating income excluding depreciation and amortization, corporate general and administrative expense and other non-cash and non-recurring charges (broadcast cash flow) for the nine months ended September 30, 1998 increased 174.1% to $407.2 million compared to $148.6 million for the nine months ended September 30, 1997. The increase in net revenues, operating expenses, and broadcast cash flow for the nine months ended September 30, 1998 was primarily attributable to the net impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition, the Martin Acquisition and the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for the nine months ended September 30, 1998 increased 198.5% to $311.6 million compared to $104.4 million for the nine months ended September 30, 1997. The increase is primarily due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the Martin Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

     Corporate general and administrative expenses for the nine months ended September 30, 1998 increased 116.3% to $25.2 million compared to $11.6 million for the nine months ended September 30, 1997. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

     The executive severance charge of $59.5 million for the nine months ended September 30, 1998 represents a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company.

     As a result of the above factors, the Company realized operating income of $10.9 million for the nine months ended September 30, 1998 compared to $32.5 million of operating income for the nine months ended September 30, 1997.

     For the nine months ended September 30, 1998, the Company recorded a gain on disposition of representation contracts of $29.8 million related to its media representation operations. The Company entered into the media representation business with the acquisition of Katz on October 28, 1997.

     Interest expense, net for the nine months ended September 30, 1998 increased 201.3% to $135.7 million compared to $45.0 million for the same period in 1997. The net increase in interest expense was primarily due to (i) additional bank borrowings under the Senior Credit Facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions and the 1998 Equity Offering, (ii) the assumption of CRBC's 9 3/8% Notes and 8 3/4% Notes upon consummation of the Chancellor Merger on September 5, 1997, (iii) the assumption of Katz' 10 1/2% Notes upon consummation of the Katz Acquisition on October 28, 1997 and (iv) the issuance of the 8 1/8% Notes by the Company on December 22, 1997.

     For the nine months ended September 30, 1997, other income of $18.4 million represents a gain on the disposition of assets related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), WEJM-FM in Chicago ($9.3 million), the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco ($1.7 million) and WEJM-AM in Chicago ($3.4 million). For the nine months ended September 30, 1998, other income represents a gain from the WFLN Settlement of $3.6 million.

     The income tax benefit for the nine months ended September 30, 1998 is comprised of current state tax expense and a deferred federal income tax benefit.

     Dividends on preferred stock of CMCLA were $17.6 million for the nine months ended September 30, 1998, which represent dividends on CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred

Stock") for the period from January 1, 1998 through May 13, 1998 and on CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for the period from January 1, 1998 to July 23, 1998, each issued in September 1997 as part of the Chancellor Merger. On May 13, 1998, CMCLA exchanged all shares of the 12% Preferred Stock for its 12% Debentures and on July 23, 1998, CMCLA exchanged all shares of the 12 1/4% Preferred Stock for its 12 1/4% Debentures. The 12% Debentures and 12 1/4 Debentures were subsequently repurchased by CMCLA.

     For the nine months ended September 30, 1997, the Company recorded an extraordinary charge of $4.4 million (net of a tax benefit of $2.3 million) consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's Senior Credit Facility on April 25, 1997. For the nine months ended September 30, 1998, the Company recorded an extraordinary charge of $47.1 million (net of a tax benefit of 25.4 million) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the 12% Debentures Tender Offer and 12 1/4% Debentures Tender Offer.

     Dividends on Chancellor Media's preferred stock were $19.3 million for the nine months ended September 30, 1998 compared to $5.7 million for the same period in 1997. The increase is due to dividends on the $3.00 Convertible Preferred Stock issued in June 1997 and dividends on the 7% Convertible Preferred Stock issued in September 1997 as part of the Chancellor Merger.

     As a result of the above factors, the Company incurred a $160.1 million net loss attributable to common stockholders for the nine months ended September 30, 1998 compared to a net loss attributable to common stockholders of $12.2 million for the nine months ended September 30, 1997.

     The basic and diluted loss per common share for the nine months ended September 30, 1998 was $1.17 compared to $0.14 for the nine months ended September 30, 1997.

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

     The total cash financing required to consummate the Pending Transactions is expected to be $1.64 billon. The Company expects to receive $21.0 million in cash from the completion of the Chicago Disposition. Accordingly, the Company will require at least $1.62 billion in additional financing to consummate the Pending Transactions. Although there can be no assurance, the Company expects that $995.6 million of such amount will be required to be borrowed during the fourth quarter of 1998 (for the Kunz Option and the Whiteco Acquisition), $374.6 million will be required to be borrowed during the first quarter of 1999 (for the LIN Merger, the Cleveland Acquisitions and the Pegasus Acquisition) and $140.0 million will be required to be borrowed during the second quarter of 1999 (for the Capstar Merger and the Phoenix Acquisition). In addition, the financing of $129.5 million will be required if the Petry Acquisition is consummated. Depending on the timing of the consummation of the Pending Transactions, the Company may need to obtain additional financing.

     The Company believes that amounts available under the Senior Credit Facility and an additional $250.0 million potentially available under the Senior Credit Facility will be used to finance the remaining Pending Transactions as well as future acquisitions. The Senior Credit Facility currently provides for a total commitment of $2.50 billion, consisting of $1.60 billion reducing revolving credit facility and a $900.0 million term loan facility. Other potential sources of financing for the Pending Transactions and future acquisitions include cash flow from operations, additional debt or equity financings, the sale of non-core assets or a combination of those sources.

     In addition to debt service requirements under the Senior Credit Facility, the Company is required to pay interest on the Notes. Interest payment requirements of the Company on the Notes are $154.9 million per year. Cash dividend requirements of Chancellor Media on its $3.00 Convertible Preferred Stock and its 7% Convertible Preferred Stock are $25.7 million per year. Because Chancellor Media is a holding company with no significant assets other than the common stock of CMHC, Chancellor Media will rely solely on dividends from CMHC, which in turn is expected to distribute dividends paid to it by CMCLA and KMG to Chancellor Media, to permit Chancellor Media to pay cash dividends on the $3.00 Convertible Preferred Stock and the 7% Convertible Preferred Stock. The Senior Credit Facility and the indentures governing the Notes limit, but do not prohibit, CMCLA from paying such dividends to CMHC.

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

YEAR 2000 ISSUE

     The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. The Company's Year 2000 implementation plan also includes ensuring that all individual work stations are Year 2000 compliant. Costs associated with ensuring that the Company's existing systems are Year 2000 compliant are currently expected to be less than $1.0 million. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have an impact on the operations of the Company.

     In addition, the Company reviews the computer systems of companies it intends to acquire in order to assess whether such systems are Year 2000 compliant. To the extent such systems are not Year 2000 compliant, the Company will develop an implementation plan to ensure such systems are Year 2000 compliant or will convert such systems to the Company's computer systems which are Year 2000 compliant. The Company has begun a comprehensive review of the computer systems related to the pending acquisitions of Whiteco, expected to close in the fourth quarter of 1998 and of LIN, expected to close in the first quarter of 1999. The Company is in the process of reviewing various modification and replacement plans related to the pending acquisitions of Whiteco and LIN. The costs associated with such efforts are not currently estimable; however, such costs may be material. There is no guarantee that the systems of companies to be acquired by the Company in the future will be timely converted and would not have an adverse effect on the operations of the Company.

     The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of the Company (the "Chancellor/LIN Stockholder Lawsuit"). The defendants in the case include Hicks, Muse, Tate & Furst, Inc. ("Hicks Muse"), LIN Television Corporation and certain of the Company's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused the Company to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price for LIN when affiliates of Hicks Muse acquired it in March 1998, and (2) the transaction therefore constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse (which is alleged to control the Company) and the directors of the Company named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs.

     Although not final, plaintiff, defendants and Chancellor Media have tentatively agreed to settle the Chancellor/LIN Stockholder Lawsuit. Such settlement is subject to a number of conditions, including, but not limited to, preparing and finalizing definitive documentation and approval by the court. Pursuant to this settlement, (1) Hicks Muse and its affiliates agreed to vote all shares of Chancellor Media common stock that they control in favor of and opposed to the approval and adoption of the merger agreement in the same percentage as the other stockholders of Chancellor Media vote at the special meeting of stockholders called for that purpose, and (2) legal fees and documented expenses will be paid to plaintiff's counsel. In connection with settlement discussions, Chancellor Media and LIN provided counsel for the plaintiff an opportunity to review and comment on the disclosure in the joint proxy statement/prospectus relating to the LIN Merger. There can be no assurance that a settlement of the Chancellor/LIN Stockholder Lawsuit can be reached on these terms or any other terms.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons (other than defendants) who own securities of the Company and are similarly situated. The defendants in the case are named as the Company, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the proposed Capstar Merger. The plaintiff seeks to certify the complaint as a class action, enjoin consummation of the Capstar Merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.11(h)          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        2.11A(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated September
                            7, 1995.
        2.11B(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated January 11,
                            1996.
        2.12(j)          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        2.13(n)          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        2.14(o)          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        2.15(o)          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
        2.16(o)          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        2.17(p)          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        2.18(p)          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
        2.19(p)          -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles.
                            (See table of contents for list of omitted schedules)
        2.20(p)          -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
        2.21(p)          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles,
                            and Evergreen Media Corporation of Chicago.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.22(p)          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.
        2.23(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM).
                            (See table of contents for list of omitted exhibits and
                            schedules)
        2.24(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles. (See table of
                            contents for list of omitted schedules)
        2.25(q)          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
        2.26(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        2.27(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        2.28(r)          -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
        2.29(r)          -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        2.30(r)          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        2.31(r)          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
        2.32(s)          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.33(s)          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).
        2.34(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
        2.35(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits)
        2.36(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        2.41(y)          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
        2.42(gg)         -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
        2.43(ss)         -- Letter Agreement, dated February 20, 1998, between CMCLA and Capstar Broadcasting Corporation.
        2.44(yy)         -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
        2.45(yy)         -- Unit and Stock Purchase Agreement by and among CMCLA,
                            Martin Media, L.P., Martin & MacFarlane, Inc., Nevada
                            Outdoor Systems, Inc., MW Sign Corp. and certain sellers
                            named therein, dated as of June 19, 1998 (see table of
                            contents for list of omitted schedules and exhibits)
        2.46(yy)         -- Agreement and Plan of Merger between Chancellor Media
                            Corporation and Ranger Equity Holdings Corporation dated
                            as of July 7, 1998.
        2.47(yy)         -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
        2.48(yy)         -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
        2.49(yy)         -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
        2.50(yy)         -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners LP., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
        2.51(yy)         -- Stock Purchase and Merger Agreement, dated July 9, 1998, by and among Chancellor Media Corporation, Chancellor
                            Mexico LLC, Grupo Radio Centro, SA. De C.V., and the
                            Selling Shareholders.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.52+            -- Agreement and Plan of Merger among Chancellor Media
                            Corporation, Capstar Broadcasting Corporation and CBC
                            Acquisition Company, Inc., dated as of August 26, 1998.
        3.1C(ss)         -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
        3.2B(ss)         -- Amended and Restated Bylaws of Chancellor Media.
        3.3(ff)          -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles formerly known as Evergreen
                            Media Corporation of Los Angeles.
        3.3A(pp)         -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
        3.3B(uu)         -- Amendment to the Certificate of Incorporation of
                            Chancellor Media Corporation of Los Angeles, filed
                            October 28, 1997.
        3.4(ff)          -- Bylaws of Chancellor Media Corporation of Los Angeles.
        4.10(t)          -- Second Amended and Restated Loan Agreement dated as of
                            April 25 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        4.11(z)          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.12(y)          -- Specimen Common Stock Certificate of Chancellor Media.
        4.13(y)          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        4.14(y)          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
        4.15(aa)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.16(bb)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.17(cc)         -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.18(dd)         -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
        4.19(ee)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.21(ff)         -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
        4.22(ff)         -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.23(ff)         -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
        4.24(ff)         -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.
        4.25(pp)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.26(hh)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.27(pp)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.28(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.29(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.30(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
        4.31(qq)         -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
        4.32(qq)         -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
        4.33(qq)         -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debentures
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
        4.34(uu)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
        4.35(uu)         -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
        4.36(uu)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.37(uu)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.38(vv)         -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
        4.39(ww)         -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.40(yy)         -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
        4.41(zz)         -- Indenture, dated as of September 30, 1998, governing the
                            9% Senior Subordinated Notes due 2008 of CMCLA.
        4.42+            -- Seventh Amendment to Second Amended and Restated Loan
                            Agreement, dated November 9, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
       10.23(xx)         -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
       10.26(n)**        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       10.28(o)          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
       10.30(pp)**       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
       10.31(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
       10.32(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
       10.33(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
       10.34(pp)**       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
       10.35(ii)**       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
       10.36(jj)         -- Chancellor Broadcasting Company 1996 Stock Award Plan.
       10.37(kk)         -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
       10.38(ll)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
       10.39(mm)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neumann.
       10.40(nn)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
       10.41(oo)         -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
       10.44(vv)**       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
       10.45(vv)**       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
       10.46(yy)         -- Chancellor Media Corporation 1998 Stock Option Plan.
       10.47(yy)         -- Voting Agreement, among Chancellor Media Corporation and
                            Rangers Equity Partners, L.P. dated as of July 7, 1998.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.48(zz)**       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James E. de Castro.
       10.49(zz)**       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Matthew E. Devine.
       10.50(zz)**       -- Employment Agreement, dated as of June 1, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Eric C. Neuman.
       10.51(zz)**       -- Employment Agreement, dated as of August 18, 1998, by and among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James A. McLaughlin, Jr.
       27.1+             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2+             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

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

(xx) Incorporated by reference to Exhibit 4.41 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

(yy) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending June 30, 1998.

(zz)  Incorporated by reference to the identically numbered exhibit to CMCLA's
      Registration Statement on Form S-4 (Reg. No.   ), dated November 9, 1998.

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

            Chancellor Media Corporation                                Chancellor Media Corporation
                                                                               of Los Angeles

              By: /s/ MATTHEW E. DEVINE                                  By: /s/  MATTHEW E. DEVINE
  -------------------------------------------------           -------------------------------------------------
                  Matthew E. Devine                                           Matthew E. Devine
              Senior Vice-President and                                   Senior Vice-President and
               Chief Financial Officer                                     Chief Financial Officer

Date: November 16, 1998

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.11(h)          -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
        2.11A(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated September
                            7, 1995.
        2.11B(i)         -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/Pyramid Corporation dated January 11,
                            1996.
        2.12(j)          -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
        2.13(n)          -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
        2.14(o)          -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
        2.15(o)          -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
        2.16(o)          -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
        2.17(p)          -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
        2.18(p)          -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
        2.19(p)          -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles.
                            (See table of contents for list of omitted schedules)
        2.20(p)          -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
        2.21(p)          -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles,
                            and Evergreen Media Corporation of Chicago.
        2.22(p)          -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.23(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM).
                            (See table of contents for list of omitted exhibits and
                            schedules)
        2.24(p)          -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles. (See table of
                            contents for list of omitted schedules)
        2.25(q)          -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
        2.26(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
        2.27(q)          -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
        2.28(r)          -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
        2.29(r)          -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19, 1997.
        2.30(r)          -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund II, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
        2.31(r)          -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
        2.32(s)          -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
        2.33(s)          -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.34(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
        2.35(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits)
        2.36(t)          -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
        2.41(y)          -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
        2.42(gg)         -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
        2.43(ss)         -- Letter Agreement, dated February 20, 1998, between CMCLA and Capstar Broadcasting Corporation.
        2.44(yy)         -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
        2.45(yy)         -- Unit and Stock Purchase Agreement by and among CMCLA,
                            Martin Media, L.P., Martin & MacFarlane, Inc., Nevada
                            Outdoor Systems, Inc., MW Sign Corp. and certain sellers
                            named therein, dated as of June 19, 1998 (see table of
                            contents for list of omitted schedules and exhibits)
        2.46(yy)         -- Agreement and Plan of Merger between Chancellor Media
                            Corporation and Ranger Equity Holdings Corporation dated
                            as of July 7, 1998.
        2.47(yy)         -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
        2.48(yy)         -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
        2.49(yy)         -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
        2.50(yy)         -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners LP., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
        2.51(yy)         -- Stock Purchase and Merger Agreement, dated July 9, 1998, by and among Chancellor Media Corporation, Chancellor
                            Mexico LLC, Grupo Radio Centro, SA. De C.V., and the
                            Selling Shareholders.
        2.52+            -- Agreement and Plan of Merger among Chancellor Media
                            Corporation, Capstar Broadcasting Corporation and CBC
                            Acquisition Company, Inc., dated as of August 26, 1998.
        3.1C(ss)         -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media.
        3.2B(ss)         -- Amended and Restated Bylaws of Chancellor Media.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        3.3(ff)          -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles formerly known as Evergreen
                            Media Corporation of Los Angeles.
        3.3A(pp)         -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
        3.3B(uu)         -- Amendment to the Certificate of Incorporation of
                            Chancellor Media Corporation of Los Angeles, filed
                            October 28, 1997.
        3.4(ff)          -- Bylaws of Chancellor Media Corporation of Los Angeles.
        4.10(t)          -- Second Amended and Restated Loan Agreement dated as of
                            April 25 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
        4.11(z)          -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.12(y)          -- Specimen Common Stock Certificate of Chancellor Media.
        4.13(y)          -- Specimen 7% Convertible Preferred Stock Certificate of
                            Chancellor Media.
        4.14(y)          -- Form of Certificate of Designation for 7% Convertible
                            Preferred Stock of Chancellor Media.
        4.15(aa)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.16(bb)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.17(cc)         -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.18(dd)         -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
        4.19(ee)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.21(ff)         -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
        4.22(ff)         -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
        4.23(ff)         -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
        4.24(ff)         -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.25(pp)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
        4.26(hh)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.27(pp)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
        4.28(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
        4.29(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
        4.30(pp)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
        4.31(qq)         -- Specimen $3.00 Convertible Exchangeable Preferred Stock
                            Certificate of Chancellor Media.
        4.32(qq)         -- Certificate of Designation for $3.00 Convertible
                            Exchangeable Preferred Stock of Chancellor Media.
        4.33(qq)         -- Convertible Subordinated Exchange Indenture (including
                            form of 6% Convertible Subordinated Exchange Debentures
                            attached thereto), dated June 16, 1997, between Evergreen
                            Media Corporation and The Bank of New York.
        4.34(uu)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
        4.35(uu)         -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
        4.36(uu)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.37(uu)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
        4.38(vv)         -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
        4.39(ww)         -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
        4.40(yy)         -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
        4.41(zz)         -- Indenture, dated as of September 30, 1998, governing the
                            9% Senior Subordinated Notes due 2008 of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.42+            -- Seventh Amendment to Second Amended and Restated Loan
                            Agreement, dated November 9, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
       10.23(xx)         -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
       10.26(n)**        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
       10.28(o)          -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
       10.30(pp)**       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
       10.31(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
       10.32(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
       10.33(pp)**       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
       10.34(pp)**       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
       10.35(ii)**       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
       10.36(jj)         -- Chancellor Broadcasting Company 1996 Stock Award Plan.
       10.37(kk)         -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
       10.38(ll)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
       10.39(mm)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neumann.
       10.40(nn)         -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
       10.41(oo)         -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
       10.44(vv)**       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
       10.45(vv)**       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
       10.46(yy)         -- Chancellor Media Corporation 1998 Stock Option Plan.
       10.47(yy)         -- Voting Agreement, among Chancellor Media Corporation and
                            Rangers Equity Partners, L.P. dated as of July 7, 1998.
       10.48(zz)**       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James E. de Castro.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.49(zz)**       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Matthew E. Devine.
       10.50(zz)**       -- Employment Agreement, dated as of June 1, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Eric C. Neuman.
       10.51(zz)**       -- Employment Agreement, dated as of August 18, 1998, by and among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James A. McLaughlin, Jr.
       27.1+             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2+             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

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

(xx) Incorporated by reference to Exhibit 4.41 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

(yy) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending June 30, 1998.

(zz)  Incorporated by reference to the identically numbered exhibit to CMCLA's
      Registration Statement on Form S-4 (Reg. No.   ), dated November 9, 1998.