Form 10-Q/A
period 1998-06-30
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-02-12
CIK 894972, 1043102

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Registrant hereby amends the following sections of its Form 10-Q for the quarterly period ended June 30, 1998.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                                                             (RESTATED)
Current assets:
  Cash and cash equivalents.................................   $   16,584    $   14,257
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $12,775 in 1998.................      239,869       290,341
  Other current assets......................................       27,208        32,388
                                                               ----------    ----------
          Total current assets..............................      283,661       336,986
Note receivable from affiliate..............................           --       150,000
Property and equipment, net.................................      159,797       166,778
Intangible assets, net......................................    4,404,443     4,625,672
Other assets, net...........................................      113,576       123,941
                                                               ----------    ----------
                                                               $4,961,477    $5,403,377
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017    $  160,211
Long-term debt..............................................    2,573,000     2,278,000
Deferred tax liabilities....................................      361,640       369,671
Other liabilities...........................................       44,405        53,625
                                                               ----------    ----------
          Total liabilities.................................    3,150,062     2,861,507
                                                               ----------    ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997 and 1998................      119,445       119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763            --
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................      110,000       110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....      299,500       299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 119,921,814 shares in
     1997 and 142,288,936 in 1998...........................        1,199         1,423
Paid-in capital.............................................    1,226,930     2,241,794
Accumulated deficit.........................................     (157,422)     (230,292)
                                                               ----------    ----------
          Total stockholders' equity........................    1,480,207     2,422,425
                                                               ----------    ----------
                                                               $4,961,477    $5,403,377
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    ---------------------   ---------------------
                                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                      1997        1998        1997        1998
                                                    --------   ----------   --------   ----------
                                                               (RESTATED)              (RESTATED)
Gross revenues....................................  $122,365    $363,590    $216,177   $ 626,011
  Less agency commissions.........................    16,001      41,880      27,916      70,744
                                                    --------    --------    --------   ---------
          Net revenues............................   106,364     321,710     188,261     555,267
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization.................................    58,178     168,843     111,162     316,862
  Depreciation and amortization...................    27,897     103,188      53,912     195,124
  Corporate general and administrative............     3,321       8,276       5,651      15,079
  Executive severance charge......................        --      59,475          --      59,475
                                                    --------    --------    --------   ---------
          Operating expenses......................    89,396     339,782     170,725     586,540
                                                    --------    --------    --------   ---------
          Operating income (loss).................    16,968     (18,072)     17,536     (31,273)
                                                    --------    --------    --------   ---------
Other (income) expense:
  Interest expense, net...........................    14,853      38,785      22,741      87,085
  Gain on disposition of representation
     contracts....................................        --     (11,270)         --     (11,270)
  Other income....................................   (13,323)   (127,404)    (13,323)   (127,404)
                                                    --------    --------    --------   ---------
          Other (income) expense..................     1,530     (99,889)      9,418     (51,589)
                                                    --------    --------    --------   ---------
          Income (loss) before income taxes and
            extraordinary item....................    15,438      81,817       8,118      20,316
Income tax expense................................     5,568      34,725       4,259      31,784
Dividends on preferred stock of subsidiary........        --       6,691          --      16,702
                                                    --------    --------    --------   ---------
          Income (loss) before extraordinary
            item..................................     9,870      40,401       3,859     (28,170)
Extraordinary loss, net of income tax benefit.....     4,350      31,865       4,350      31,865
                                                    --------    --------    --------   ---------
          Net income (loss).......................     5,520       8,536        (491)    (60,035)
Preferred stock dividends.........................       699       6,418         699      12,835
                                                    --------    --------    --------   ---------
          Net income (loss) attributable to common
            stockholders..........................  $  4,821    $  2,118    $ (1,190)  $ (72,870)
                                                    ========    ========    ========   =========
Basic and diluted income (loss) per common share:
  Before extraordinary item.......................  $   0.11    $   0.23    $   0.04   $   (0.31)
  Extraordinary item..............................     (0.05)      (0.22)      (0.05)      (0.24)
                                                    --------    --------    --------   ---------
          Net income (loss).......................  $   0.06    $   0.01    $  (0.01)  $   (0.55)
                                                    ========    ========    ========   =========
Weighted average common shares outstanding........    84,456     142,218      84,416     133,468
                                                    ========    ========    ========   =========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1997         1998
                                                              ---------   ----------
                                                                          (RESTATED)
Cash flows from operating activities:
  Net loss..................................................  $    (491)  $  (60,035)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................      5,074       12,177
     Amortization of goodwill, intangible assets and other
      assets................................................     48,838      182,947
     Executive severance charge -- stock option
      compensation..........................................         --       16,000
     Provisions for doubtful accounts.......................      2,388        2,194
     Deferred income tax expense............................      4,259       31,784
     Gain on disposition of representation contracts........         --      (11,270)
     Dividends on preferred stock of subsidiary.............         --       16,702
     Gain on disposition of assets..........................    (13,323)    (123,845)
     Loss on extinguishment of debt.........................      4,350       31,865
     Other..................................................         --       (4,275)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................    (14,893)     (51,352)
       Other current assets.................................     (5,102)      (7,432)
       Accounts payable and accrued expenses................      4,992       (4,032)
       Other assets.........................................        (29)        (490)
       Other liabilities....................................        102        6,925
                                                              ---------   ----------
          Net cash provided by operating activities.........     36,165       37,863
                                                              ---------   ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (447,240)    (266,328)
  Assets held for sale......................................    (50,000)          --
  Escrow deposits on pending acquisitions...................    (62,100)          --
  Payments made on purchases of representation contracts....         --      (15,880)
  Proceeds from sale of representation contracts............         --        9,822
  Proceeds from sale of assets..............................     99,750           --
  Issuance of note receivable from affiliate................         --     (150,000)
  Capital expenditures......................................     (3,547)     (12,099)
  Other.....................................................    (15,270)      (7,647)
                                                              ---------   ----------
          Net cash used by investing activities.............   (478,407)    (442,132)
                                                              ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    584,250      445,000
  Principal payments on long-term debt......................   (417,250)    (740,000)
  Proceeds from issuance of common stock and preferred
     stock..................................................    288,382      999,088
  Repurchase of 12% Exchange Debentures.....................         --     (260,519)
  Dividends on preferred stock..............................       (699)     (41,291)
  Payments for debt issuance costs..........................    (10,430)        (336)
  Other.....................................................       (185)          --
                                                              ---------   ----------
          Net cash provided by financing activities.........    444,068      401,942
                                                              ---------   ----------
Increase (decrease) in cash and cash equivalents............      1,826       (2,327)
Cash and cash equivalents at beginning of period............      3,060       16,584
                                                              ---------   ----------
Cash and cash equivalents at end of period..................  $   4,886   $   14,257
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

     Income (loss) per common share is based on the weighted average number of common shares outstanding during the periods after giving retroactive effect to the stock split. The $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") and the 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") are not included in the calculation as their effect would be antidilutive. Stock options outstanding do not have an impact on the calculation.

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

     Certain Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows items have been restated (see Note 2).

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen, Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"),
(i) Chancellor was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the Company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for Chancellor's substantially

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

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

     Based on discussions with the Securities and Exchange Commission, the Company has restated its previously reported results for the three months and six months ended June 30, 1998. The Company has recognized a pre-tax gain of $123,845 related to the Bonneville Exchange. This transaction was previously accounted for as a like-kind exchange and is now recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." A summary of the impact on the results of operations follows:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30, 1998                 JUNE 30, 1998
                                                ---------------------------   ---------------------------
                                                (AS PREVIOUSLY                (AS PREVIOUSLY
                                                  REPORTED)      (RESTATED)     REPORTED)      (RESTATED)
Income (loss) before extraordinary item.......     $(32,668)      $40,401       $(101,239)      $(28,170)
Net income (loss) attributable to common
  stockholders................................      (70,951)        2,118        (145,939)       (72,870)
Basic and diluted income (loss) per common
  share
  Before extraordinary item...................     $  (0.28)      $  0.23       $   (0.85)      $  (0.31)
  Net income (loss)...........................        (0.50)         0.01           (1.09)         (0.55)

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES which the Company would acquire WFLN-FM from Secret for $37,750 in cash. In April 1997, the Company entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and
(iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus interest earned during the period which the court held such amounts (the "WFLN Settlement"), and Secret received the balance of such amounts.

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     On June 15, 1998, the Company, Capstar, LIN Television Corporation and TSG Capital Group, L.L.C. announced the formation of an alliance to capitalize on investment opportunities in broadcasting entities across a broad spectrum of ethnic ownership. Accordingly, as the first investment of the alliance, the Company entered into an agreement to acquire a 20% non-voting equity stake in Z-Spanish Media Corporation for approximately $25,000 in cash (the "Z-Spanish Acquisition"). Z-Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois. Although there can be no assurance, the Company expects that the Z-Spanish Acquisition will be consummated in the third or fourth quarter of 1998.

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     A summary of the net assets acquired follows:

                                                                  YEAR       SIX MONTHS
                                                                 ENDED         ENDED
                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
                                                                             (RESTATED)
Working capital, including cash of $9,724 in 1997...........   $   66,805     $  1,991
Property and equipment......................................      118,371        7,062
Assets held for sale........................................      131,000           --
Intangible assets...........................................    3,823,746      383,476
Other assets................................................       26,742           --
Deferred tax liability......................................     (279,371)          --
Other liabilities...........................................      (39,681)        (697)
                                                               ----------     --------
                                                               $3,847,612     $391,832
                                                               ==========     ========

     The pro forma consolidated condensed results of operations data for the six months ended June 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Completed Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                1997        1998
                                                              --------   ----------
                                                                         (RESTATED)
Net revenues................................................  $506,102   $ 580,634
Net loss....................................................   (95,155)    (41,510)
Basic and diluted loss per common share.....................  $  (0.67)  $   (0.29)

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

  (b) Senior Subordinated Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") and the indenture governing such securities. Upon consummation of the Katz Acquisition, on October 28, 1997, the Company assumed all of the obligations under Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") and the amended and

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES restated indenture governing such securities. On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000.

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

6. OTHER INCOME

     Other income consists of the following for the six months ended June 30, 1997 and 1998:

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                1997        1998
                                                              --------   ----------
                                                                         (RESTATED)
Gain on disposition of assets(a)............................  $13,323     $123,845
WFLN Settlement(b)..........................................       --        3,559
                                                              -------     --------
                                                              $13,323     $127,404
                                                              =======     ========

---------------

(a) For the six months ended June 30, 1997, the Company recorded a gain on disposition of assets of $13,323 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

    Chicago on May 30, 1997 ($529), and WEJM-FM in Chicago on June 3, 1997 ($9,258). For the six months ended June 30, 1998, the Company recorded a gain on disposition of assets of $123,845 related to the April 3, 1998 exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63,000 in cash for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (see Note 2).

(b) For the six months ended June 30, 1998, the Company recorded a gain from the WFLN Settlement (defined above) of $3,559.

7. CONTINGENCIES

     The Company is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II,
Item 1, "Legal Proceedings", of this Form 10-Q/A. The Company believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                                                             (RESTATED)
Current assets:
  Cash and cash equivalents.................................   $   16,584    $   14,257
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $12,775 in 1998.................      239,869       290,341
  Other current assets......................................       27,208        32,388
                                                               ----------    ----------
          Total current assets..............................      283,661       336,986
Note receivable from affiliate..............................           --       150,000
Property and equipment, net.................................      159,797       166,778
Intangible assets, net......................................    4,404,443     4,625,672
Other assets, net...........................................      113,576       123,941
                                                               ----------    ----------
                                                               $4,961,477    $5,403,377
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017    $  160,211
Long-term debt..............................................    2,573,000     2,278,000
Deferred tax liabilities....................................      361,640       369,671
Other liabilities...........................................       44,405        53,625
                                                               ----------    ----------
          Total liabilities.................................    3,150,062     2,861,507
                                                               ----------    ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997 and 1998................      119,445       119,445
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763            --
Stockholder's equity:
  Common stock, $.01 par value. 1,040 shares authorized,
     issued and outstanding.................................            1             1
Paid-in capital.............................................    1,637,628     2,581,765
Accumulated deficit.........................................     (157,422)     (159,341)
                                                               ----------    ----------
          Total stockholder's equity........................    1,480,207     2,422,425
                                                               ----------    ----------
                                                               $4,961,477    $5,403,377
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   ---------------------   ---------------------
                                                   JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                     1997        1998        1997        1998
                                                   --------   ----------   --------   ----------
                                                              (RESTATED)              (RESTATED)
Gross revenues...................................  $122,365   $ 363,590    $216,177   $ 626,011
  Less agency commissions........................    16,001      41,880      27,916      70,744
                                                   --------   ---------    --------   ---------
          Net revenues...........................   106,364     321,710     188,261     555,267
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization................................    58,178     168,843     111,162     316,862
  Depreciation and amortization..................    27,897     103,188      53,912     195,124
  Corporate general and administrative...........     3,321       8,276       5,651      15,079
  Executive severance charge.....................        --      59,475          --      59,475
                                                   --------   ---------    --------   ---------
          Operating expenses.....................    89,396     339,782     170,725     586,540
                                                   --------   ---------    --------   ---------
          Operating income (loss)................    16,968     (18,072)     17,536     (31,273)
                                                   --------   ---------    --------   ---------
Other (income) expense:
  Interest expense, net..........................    14,853      38,785      22,741      87,085
  Gain on disposition of representation
     contracts...................................        --     (11,270)         --     (11,270)
  Other income...................................   (13,323)   (127,404)    (13,323)   (127,404)
                                                   --------   ---------    --------   ---------
          Other (income) expense.................     1,530     (99,889)      9,418     (51,589)
                                                   --------   ---------    --------   ---------
          Income (loss) before income taxes and
            extraordinary item...................    15,438      81,817       8,118      20,316
Income tax expense...............................     5,568      34,725       4,259      31,784
                                                   --------   ---------    --------   ---------
          Income (loss) before extraordinary
            item.................................     9,870      47,092       3,859     (11,468)
Extraordinary loss, net of income tax benefit....     4,350      31,865       4,350      31,865
                                                   --------   ---------    --------   ---------
          Net income (loss)......................     5,520      15,227        (491)    (43,333)
Preferred stock dividends........................        --       6,691          --      16,702
                                                   --------   ---------    --------   ---------
          Net income (loss) attributable to
            common stockholders..................  $  5,520   $   8,536    $   (491)  $ (60,035)
                                                   ========   =========    ========   =========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1997         1998
                                                              ---------   ----------
                                                                          (RESTATED)
Cash flows from operating activities:
  Net loss..................................................  $    (491)  $  (43,333)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................      5,074       12,177
     Amortization of goodwill, intangible assets and other
      assets................................................     48,838      182,947
     Executive severance charge -- stock option
      compensation..........................................         --       16,000
     Provisions for doubtful accounts.......................      2,388        2,194
     Deferred income tax expense............................      4,259       31,784
     Gain on disposition of representation contracts........         --      (11,270)
     Gain on disposition of assets..........................    (13,323)    (123,845)
     Loss on extinguishment of debt.........................      4,350       31,865
     Other..................................................         --       (4,275)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................    (14,893)     (51,352)
       Other current assets.................................     (5,102)      (7,432)
       Accounts payable and accrued expenses................      4,992       (4,032)
       Other assets.........................................        (29)        (490)
       Other liabilities....................................        102        6,925
                                                              ---------   ----------
          Net cash provided by operating activities.........     36,165       37,863
                                                              ---------   ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (447,240)    (266,328)
  Assets held for sale......................................    (50,000)          --
  Escrow deposits on pending acquisitions...................    (62,100)          --
  Payments made on purchases of representation contracts....         --      (15,880)
  Proceeds from sale of representation contracts............         --        9,822
  Proceeds from sale of assets..............................     99,750           --
  Issuance of note receivable from affiliate................         --     (150,000)
  Capital expenditures......................................     (3,547)     (12,099)
  Other.....................................................    (15,270)      (7,647)
                                                              ---------   ----------
          Net cash used by investing activities.............   (478,407)    (442,132)
                                                              ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    584,250      445,000
  Principal payments on long-term debt......................   (417,250)    (740,000)
  Cash contributed by parent................................    288,382      999,088
  Repurchase of 12% Exchange Debentures.....................         --     (260,519)
  Dividends on preferred stock..............................         --      (28,460)
  Dividend to parent........................................       (699)     (12,831)
  Payments for debt issuance costs..........................    (10,430)        (336)
  Other.....................................................       (185)          --
                                                              ---------   ----------
          Net cash provided by financing activities.........    444,068      401,942
                                                              ---------   ----------
Increase (decrease) in cash and cash equivalents............      1,826       (2,327)
Cash and cash equivalents at beginning of period............      3,060       16,584
                                                              ---------   ----------
Cash and cash equivalents at end of period..................  $   4,886   $   14,257
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

     Certain Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows items have been restated (see Note 2).

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

     On April 3, 1997, CMCLA exchanged WQRS-FM in Detroit (which CMCLA acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. ("Greater Media") in return for WWRC-AM in Washington, D.C. (now known as WTEM-AM) and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to CMCLA of WWRC-AM was

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES therefore $22,500. CMCLA had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

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

     Based on discussions with the Securities and Exchange Commission, CMCLA has restated its previously reported results for the three months and six months ended June 30, 1998. CMCLA has recognized a pre-tax gain of $123,845 related to the Bonneville Exchange. This transaction was previously accounted for as a like-kind exchange and is now recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." A summary of the impact on the results of operations follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30, 1998                 JUNE 30, 1998
                                                 ---------------------------   ---------------------------
                                                 (AS PREVIOUSLY                (AS PREVIOUSLY
                                                   REPORTED)      (RESTATED)     REPORTED)      (RESTATED)
Income (loss) before extraordinary item........     $(25,977)      $47,092       $ (84,537)      $(11,468)
Net income (loss) attributable to common
  stockholders.................................      (64,533)        8,536        (133,104)       (60,035)

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On June 15, 1998, CMCLA, Capstar, LIN Television Corporation and TSG Capital Group, L.L.C. announced the formation of an alliance to capitalize on investment opportunities in broadcasting entities across a broad spectrum of ethnic ownership. Accordingly, as the first investment of the alliance, CMCLA entered into an agreement to acquire a 20% non-voting equity stake in Z-Spanish Media Corporation for approximately $25,000 in cash (the "Z-Spanish Acquisition"). Z-Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois. Although there can be no assurance, CMCLA expects that the Z-Spanish Acquisition will be consummated in the third or fourth quarter of 1998.

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

  Summary of Net Assets Acquired

     The completed acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition.

     A summary of the net assets acquired follows:

                                                                  YEAR       SIX MONTHS
                                                                 ENDED         ENDED
                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
                                                                             (RESTATED)
Working capital, including cash of $9,724 in 1997...........   $   66,805     $  1,991
Property and equipment......................................      118,371        7,062
Assets held for sale........................................      131,000           --
Intangible assets...........................................    3,823,746      383,476
Other assets................................................       26,742           --
Deferred tax liability......................................     (279,371)          --
Other liabilities...........................................      (39,681)        (697)
                                                               ----------     --------
                                                               $3,847,612     $391,832
                                                               ==========     ========

     The pro forma consolidated condensed results of operations data for the six months ended June 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Completed Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                1997        1998
                                                              --------   ----------
                                                                         (RESTATED)
Net revenues................................................  $506,102    $580,634
Net loss....................................................   (82,320)    (28,675)

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

  (c) Summarized Financial Information of Subsidiary Guarantors

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes and the 8 1/8% Notes (collectively, the "Notes") are unsecured obligations of CMCLA, subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1997 and June 30, 1998 and for the six months ended June 30, 1998 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.

                                                            DECEMBER 31,      JUNE 30,
                                                                1997            1998
                                                            ------------     ----------
                                                                             (RESTATED)
Current assets............................................   $  223,913      $  275,671
Noncurrent assets.........................................      987,028       1,000,875
Current liabilities.......................................       89,362         100,418
Noncurrent liabilities....................................    1,130,105       1,175,057

                                                                             SIX MONTHS
                                                                               ENDED
                                                                             ----------
                                                                              JUNE 30,
                                                                                1998
                                                                             ----------
                                                                             (RESTATED)
Net revenues..............................................                   $  452,427
Operating income..........................................                       31,293
Net loss..................................................                        6,068

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

6. OTHER INCOME

     Other income consists of the following for the six months ended June 30, 1997 and 1998:

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                1997        1998
                                                              --------   ----------
                                                                         (RESTATED)
Gain on disposition of assets(a)............................  $13,323     $123,845
WFLN Settlement(b)..........................................       --        3,559
                                                              -------     --------
                                                              $13,323     $127,404
                                                              =======     ========

---------------

(a) For the six months ended June 30, 1997, CMCLA recorded a gain on disposition of assets of $13,323 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), and
    WEJM-FM in Chicago on June 3, 1997 ($9,258). For the six months ended June 30, 1998, CMCLA recorded a gain on disposition of assets of $123,845 related to the April 3, 1998 exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63,000 in cash for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (see Note 2).

(b) For the six months ended June 30, 1998, CMCLA recorded a gain from the WFLN Settlement (defined above) of $3,559.

7. CONTINGENCIES

     CMCLA is involved in several lawsuits that are incidental to its business. A discussion of certain of these lawsuits is contained in Part II, Item 1, "Legal Proceedings", of this Form 10-Q/A. CMCLA believes that the ultimate resolution of the lawsuits will not have a material effect on its financial position or results of operations.

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

     In 1998, the Company broadened its acquisition strategy to focus on creating a leading multi-media company, with a significant presence in large- and middle-market radio, television, outdoor advertising and international media. In this regard, during 1998, the Company has (i) completed the acquisition of three radio stations and the exchange of five radio stations for four radio stations, began operating 10 radio stations under time brokerage agreements and entered into an agreement to acquire six radio stations in Cleveland; (ii) entered into an agreement to purchase LIN Television which, upon completion of pending transactions, will own or operate 12 television stations in eight markets in the United States; (iii) acquired Martin Media, an outdoor advertising company with over 14,500 billboards and outdoor displays in 12 states serving 23 markets; and (iv) entered into an agreement to acquire Primedia Broadcast Group, Inc. and certain of its affiliates which own and operate eight FM stations in Puerto Rico and entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro which owns and operates six FM and six AM radio stations in Mexico. The Company has also leveraged its radio expertise and expand into industries related to the operation of radio stations including (i) the formation of a national radio network, The AMFM Radio Network, in September 1997 which has expanded in 1998 through the acquisition of syndicated programming shows including American Top 40 with Casey Kasem, Rockline, Modern Rock Live, Reelin' in the Years and Live from the Pit; (ii) the acquisition of Katz, a full service media representation firm in October 1997 as well as the pending acquisition of Petry, a television representation firm, which will be combined with Katz to provide expanded services and operating efficiencies and (iii) the formation of a new division, Chancellor Marketing Group, to enhance revenues derived from radio sales promotion activities. For a discussion of the various transactions completed and agreements entered into since January 1, 1997 as part of the Company's acquisition strategy, see the Notes to the Consolidated Financial Statements of Chancellor Media and CMCLA and their respective subsidiaries contained in this Quarterly Report on Form 10-Q/A.

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed. For a description of the transactions completed by the Company during 1997 and to date in 1998, see the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q/A.

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

  Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

     The Company's results of operations for the three months ended June 30, 1998 are not comparable to the results of operations for the three months ended June 30, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and various other acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q/A.

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

     Depreciation and amortization for the three months ended June 30, 1998 increased 270.0% to $103.2 million compared to $27.9 million for the second quarter of 1997. The increase is primarily due to the impact of the Viacom Acquisition, the Chancellor Merger and the Katz Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

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

     As a result of the above factors, the Company realized an operating loss of $18.1 million for the three months ended June 30, 1998 compared to $17.0 million of operating income for the second quarter of 1997.

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

     For the three months ended June 30, 1997, other income of $13.3 million represents a gain on the disposition of assets related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in

Chicago ($0.5 million), and WEJM-FM in Chicago ($9.3 million). For the three months ended June 30, 1998, other income represents a gain from the WFLN Settlement of $3.6 million and a gain on disposition of assets of $123.8 million related to the exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63,000 in cash for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

     The income tax expense for the three months ended June 30, 1998 is comprised of current federal and state tax expense.

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

     As a result of the above factors, the Company had a net income attributable to common stockholders of $2.1 million for the three months ended June 30, 1998 compared to $4.8 million for the second quarter of 1997.

     The basic and diluted income per common share for the three months ended June 30, 1998 was $0.01 compared to a $0.06 basic and diluted income per common share for the second quarter of 1997.

  Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

     The Company's results of operations for the six months ended June 30, 1998 are not comparable to the results of operations for the six months ended June 30, 1997 due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and various other acquisitions and dispositions discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q/A.

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

     Depreciation and amortization for the six months ended June 30, 1998 increased 261.9% to $195.1 million compared to $53.9 million for the six months ended June 30, 1997. The increase is primarily due to the impact of the Viacom Acquisition, the Chancellor Merger and the Katz Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

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

     As a result of the above factors, the Company realized an operating loss of $31.3 million for the six months ended June 30, 1998 compared to $17.5 million of operating income for the six months ended June 30, 1997.

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

     For the six months ended June 30, 1997, other income of $13.3 million represents a gain on the disposition of assets related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), and WEJM-FM in Chicago ($9.3 million). For the six months ended June 30, 1998, other income represents a gain from the WFLN Settlement of $3.6 million and a gain on disposition of assets of $123.8 million related to the exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63,000 in cash for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

     The income tax expense for the six months ended June 30, 1998 is comprised of current federal and state tax expense.

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

     As a result of the above factors, the Company incurred a $72.9 million net loss attributable to common stockholders for the six months ended June 30, 1998 compared to a net loss attributable to common stockholders of $1.2 million for the six months ended June 30, 1997.

     The basic and diluted loss per common share for the six months ended June 30, 1998 was $0.55 compared to a $0.01 basic and diluted loss per common share for the six months ended June 30, 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
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

           Chancellor Media Corporation                                Chancellor Media Corporation
                                                                              of Los Angeles

            By: /s/ THOMAS P. MCMILLIN                                  By: /s/ THOMAS P. MCMILLIN
 ------------------------------------------------            ------------------------------------------------
                Thomas P. McMillin                                          Thomas P. McMillin
             Senior Vice-President and                                   Senior Vice-President and
              Chief Financial Officer                                     Chief Financial Officer

Date: February 11, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       27.1+             -- Financial Data Schedule of Chancellor Media Corporation.
       27.2+             -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

 +    Filed herewith.