Form 10-Q/A
period 1998-09-30
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-02-12
CIK 894972, 1043102

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Registrant hereby amends the following sections of its Form 10-Q for the quarterly period ended September 30, 1998.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements........................................    3
         CHANCELLOR MEDIA CORPORATION
         Consolidated Balance Sheets (unaudited).....................    3
         Consolidated Statements of Operations (unaudited)...........    4
         Consolidated Statements of Cash Flows (unaudited)...........    5
         Notes to Consolidated Financial Statements (unaudited)......    6
         CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
         Consolidated Balance Sheets (unaudited).....................   18
         Consolidated Statements of Operations (unaudited)...........   19
         Consolidated Statements of Cash Flows (unaudited)...........   20
         Notes to Consolidated Financial Statements (unaudited)......   21
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   33

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   39
Item 6.  Exhibits and Reports on Form 8-K............................   40

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                                                              (RESTATED)
Current assets:
  Cash and cash equivalents.................................   $   16,584     $   13,063
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $13,002 in 1998.................      239,869        321,391
  Other current assets......................................       27,208         42,343
                                                               ----------     ----------
          Total current assets..............................      283,661        376,797
Note receivable from affiliate..............................           --        150,000
Property and equipment, net.................................      159,797        299,906
Intangible assets, net......................................    4,404,443      5,036,250
Other assets, net...........................................      113,576        162,142
                                                               ----------     ----------
                                                               $4,961,477     $6,025,095
                                                               ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017     $  177,472
Long-term debt..............................................    2,573,000      3,018,000
Deferred tax liabilities....................................      361,640        360,618
Other liabilities...........................................       44,405         60,403
                                                               ----------     ----------
          Total liabilities.................................    3,150,062      3,616,493
                                                               ----------     ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997.........................      119,445             --
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763             --
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................      110,000        110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....      299,500        299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 119,921,814 shares in
     1997 and 142,392,516 in 1998...........................        1,199          1,424
Paid-in capital.............................................    1,226,930      2,243,350
Accumulated deficit.........................................     (157,422)      (245,672)
                                                               ----------     ----------
          Total stockholders' equity........................    1,480,207      2,408,602
                                                               ----------     ----------
                                                               $4,961,477     $6,025,095
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1997            1998            1997            1998
                                                -------------   -------------   -------------   -------------
                                                                 (RESTATED)                      (RESTATED)
Gross revenues................................    $166,817        $389,551        $382,994       $1,015,562
  Less agency commissions.....................     (21,795)        (45,722)        (49,711)        (116,466)
                                                  --------        --------        --------       ----------
          Net revenues........................     145,022         343,829         333,283          899,096
Operating expenses:
  Operating expenses, excluding depreciation
     and amortization.........................      73,551         175,062         184,713          491,924
  Depreciation and amortization...............      50,474         120,648         104,386          315,772
  Corporate general and administrative........       5,995          10,109          11,646           25,188
  Executive severance charge..................          --              --              --           59,475
                                                  --------        --------        --------       ----------
          Operating expenses..................     130,020         305,819         300,745          892,359
                                                  --------        --------        --------       ----------
          Operating income....................      15,002          38,010          32,538            6,737
                                                  --------        --------        --------       ----------
Other (income) expense:
  Interest expense, net.......................      22,295          48,624          45,036          135,709
  Gain on disposition of representation
     contracts................................          --         (18,497)             --          (29,767)
  Other income................................      (5,057)             --         (18,380)        (127,404)
                                                  --------        --------        --------       ----------
          Other (income) expense..............      17,238          30,127          26,656          (21,462)
                                                  --------        --------        --------       ----------
          Income (loss) before income taxes
            and extraordinary item............      (2,236)          7,883           5,882           28,199
Income tax expense............................         985             722           5,244           32,507
Dividends on preferred stock of subsidiary....       2,779             899           2,779           17,601
                                                  --------        --------        --------       ----------
          Income (loss) before extraordinary
            item..............................      (6,000)          6,262          (2,141)         (21,909)
Extraordinary loss, net of income tax
  benefit.....................................          --          15,224           4,350           47,089
                                                  --------        --------        --------       ----------
          Net loss............................      (6,000)         (8,962)         (6,491)         (68,998)
Preferred stock dividends.....................       5,049           6,417           5,748           19,252
                                                  --------        --------        --------       ----------
          Net loss attributable to common
            stockholders......................    $(11,049)       $(15,379)       $(12,239)      $  (88,250)
                                                  ========        ========        ========       ==========
Basic and diluted loss per common share:
  Before extraordinary item...................    $  (0.12)       $     --        $  (0.09)      $    (0.31)
  Extraordinary item..........................          --           (0.11)          (0.05)           (0.34)
                                                  --------        --------        --------       ----------
          Net loss............................    $  (0.12)       $  (0.11)       $  (0.14)      $    (0.65)
                                                  ========        ========        ========       ==========
Weighted average common shares outstanding....      94,166         142,345          87,690          136,427
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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                              -------------   -------------
                                                                               (RESTATED)
Cash flows from operating activities:
  Net loss..................................................   $    (6,491)    $   (68,998)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................         9,091          18,632
     Amortization of goodwill, intangible assets and other
      assets................................................        95,295         297,140
     Executive severance charge -- stock option
      compensation..........................................            --          16,000
     Provisions for doubtful accounts.......................         3,409           4,573
     Deferred income tax expense............................         5,244          32,507
     Gain on disposition of representation contracts........            --         (29,767)
     Dividends on preferred stock of subsidiary.............         2,779          17,601
     Gain on disposition of assets..........................       (18,380)       (123,845)
     Loss on extinguishment of debt.........................         4,350          47,089
     Other..................................................            --          (1,893)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................       (15,171)        (73,528)
       Other current assets.................................         4,481         (10,283)
       Accounts payable and accrued expenses................         8,445          12,737
       Other assets.........................................            54          (4,114)
       Other liabilities....................................           197          12,608
                                                               -----------     -----------
          Net cash provided by operating activities.........        93,303         146,459
                                                               -----------     -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (2,083,701)       (905,264)
  Escrow deposits on pending acquisitions...................       (10,005)             --
  Payments made on purchases of representation contracts....            --         (25,724)
  Proceeds from sale of representation contracts............            --          20,283
  Proceeds from sale of assets..............................       269,250              --
  Issuance of note receivable from affiliate................            --        (150,000)
  Capital expenditures......................................        (6,436)        (21,684)
  Other.....................................................       (20,914)        (39,750)
                                                               -----------     -----------
          Net cash used by investing activities.............    (1,851,806)     (1,122,139)
                                                               -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     2,105,000       1,973,000
  Principal payments on long-term debt......................      (606,000)     (1,528,000)
  Proceeds from issuance of common stock and preferred
     stock..................................................       288,898       1,000,645
  Repurchase of 12% and 12 1/4% Exchange Debentures.........            --        (403,213)
  Dividends on preferred stock..............................        (5,748)        (50,436)
  Payments for debt issuance costs..........................       (10,567)        (19,837)
  Other.....................................................          (158)             --
                                                               -----------     -----------
          Net cash provided by financing activities.........     1,771,425         972,159
                                                               -----------     -----------
Increase (decrease) in cash and cash equivalents............        12,922          (3,521)
Cash and cash equivalents at beginning of period............         3,060          16,584
                                                               -----------     -----------
Cash and cash equivalents at end of period..................   $    15,982     $    13,063
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

     Certain Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows items have been restated (see Note 2).

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

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) Chancellor was merged with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Chancellor Merger, the Company was renamed Chancellor Media Corporation, EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC") and EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of Chancellor Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007, (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES unpaid dividends of $1,048, (vi) the assumption of stock options issued to Chancellor stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

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

     Based on discussions with the Securities and Exchange Commission, the Company has restated its previously reported results for the nine months ended September 30, 1998 to recognize a pre-tax gain of $123,845 related to the Bonneville Exchange. This transaction was previously accounted for as a like-kind exchange and is now recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." A summary of the impact on the results of operations follows:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                                ---------------------------   ---------------------------
                                                (AS PREVIOUSLY                (AS PREVIOUSLY
                                                  REPORTED)      (RESTATED)     REPORTED)      (RESTATED)
                                                --------------   ----------   --------------   ----------
Income (loss) before extraordinary item.......     $  7,500       $  6,262      $ (93,739)      $(21,909)
Net loss attributable to common
  stockholders................................      (14,141)       (15,379)      (160,080)       (88,250)
Basic and diluted income (loss) per common
  share
  Before extraordinary item...................     $   0.01       $     --      $   (0.83)      $  (0.31)
  Net loss....................................        (0.10)         (0.11)         (1.17)         (0.65)

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under which the Company would acquire WFLN-FM from Secret for $37,750 in cash. In April 1997, the Company entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998,
(i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus interest earned during the period which the court held such amounts (the "WFLN Settlement"), and Secret received the balance of such amounts.

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     On October 9, 1998, the Company acquired approximately a 22.4% non-voting equity interest in Z-Spanish Media Corporation ("Z-Spanish Media") for approximately $25,000 in cash (the "Z-Spanish Acquisition"). Z-Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois.

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

     On August 11, 1998, the Company entered into agreements to acquire four FM and two AM radio stations in Cleveland for an aggregate purchase price of approximately $275,000 in cash plus various other direct acquisition costs (the "Cleveland Acquisitions"). The Cleveland Acquisitions consist of the purchase by the Company of (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership, (ii) WZAK-FM from Zapis Communications, (iii) Zebra Broadcasting Corporation which owns WZJM-FM

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES and WJMO-AM and (v) Wincom Broadcasting Corporation which owns WQAL-FM (the "Wincom Acquisition"). The consummation of each of the Cleveland Acquisitions (other than the Wincom Acquisition) is contingent upon the consummation of each of the other Cleveland Acquisitions (other than the Wincom Acquisition). The Company began operating WQAL-FM under a time brokerage agreement effective October 1, 1998. Although there can be no assurance, the Company expects that the Cleveland Acquisitions will be consummated in the first quarter of 1999.

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     A summary of the net assets acquired follows:

                                                          YEAR        NINE MONTHS
                                                         ENDED           ENDED
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1997           1998
                                                      ------------   -------------
                                                                      (RESTATED)
Working capital, including cash of $9,724 in 1997
  and $6,505 in 1998................................   $   66,805     $   19,223
Property and equipment..............................      118,371        137,060
Assets held for sale................................      131,000             --
Intangible assets...................................    3,823,746        875,653
Other assets........................................       26,742          6,025
Deferred tax liability..............................     (279,371)            --
Other liabilities...................................      (39,681)          (697)
                                                       ----------     ----------
                                                       $3,847,612     $1,037,264
                                                       ==========     ==========

     The pro forma consolidated condensed results of operations data for the nine months ended September 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                          NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997            1998
                                                    --------------   -------------
                                                                      (RESTATED)
Net revenues......................................    $ 826,026        $963,063
Net loss..........................................     (143,303)        (47,368)
Basic and diluted loss per common share...........    $   (1.01)       $  (0.33)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the entire periods presented.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

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

     The Term Loan Facility is payable in quarterly installments commencing on September 30, 2000 and ending June 20, 2005. The Revolving Loan Facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At October 31, 1998, the Company had drawn $900,000 of the Term Loan Facility and $433,000 of the Revolving Loan Facility. The capital stock of the Company's subsidiaries is pledged to secure the performance

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES of the Company's obligations under the Senior Credit Facility, and each of the Company's domestic subsidiaries have guaranteed those obligations.

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

5. OTHER INCOME

     Other income consists of the following for the nine months ended September 30, 1997 and 1998:

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1997            1998
                                                     -------------   -------------
                                                                      (RESTATED)
Gain on disposition of assets(a)...................     $18,380        $123,845
WFLN Settlement(b).................................          --           3,559
                                                        -------        --------
                                                        $18,380        $127,404
                                                        =======        ========

---------------

(a) For the nine months ended September 30, 1997, the Company recorded a gain on disposition of assets of $18,380 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), WEJM-FM in Chicago on June 3, 1997 ($9,258), the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco on July 2, 1997 ($1,726) and WEJM-AM in Chicago on August 27, 1997 ($3,331). For the nine months ended September 30, 1998, the Company recorded a gain on disposition of assets of $123,845 related to the April 3, 1998 exchange of WTOP-AM and WGMS-FM in Washington and

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     KZLA-FM in Los Angeles plus $63,000 in cash for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (see Note 2).

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                                                              (RESTATED)
Current assets:
  Cash and cash equivalents.................................   $   16,584     $   13,063
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $13,002 in 1998.................      239,869        321,391
  Other current assets......................................       27,208         42,343
                                                               ----------     ----------
          Total current assets..............................      283,661        376,797
Note receivable from affiliate..............................           --        150,000
Property and equipment, net.................................      159,797        299,906
Intangible assets, net......................................    4,404,443      5,036,250
Other assets, net...........................................      113,576        162,142
                                                               ----------     ----------
                                                               $4,961,477     $6,025,095
                                                               ==========     ==========

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  171,017     $  177,472
Long-term debt..............................................    2,573,000      3,018,000
Deferred tax liabilities....................................      361,640        360,618
Other liabilities...........................................       44,405         60,403
                                                               ----------     ----------
          Total liabilities.................................    3,150,062      3,616,493
                                                               ----------     ----------
Redeemable preferred stock:
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding; liquidation
     preference of $121,274 in 1997.........................      119,445             --
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding;
     liquidation preference of $223,519 in 1997.............      211,763             --
Stockholder's equity:
  Common stock, $.01 par value, 1,040 shares authorized,
     issued and outstanding.................................            1              1
Paid-in capital.............................................    1,637,628      2,654,273
Accumulated deficit.........................................     (157,422)      (245,672)
                                                               ----------     ----------
          Total stockholder's equity........................    1,480,207      2,408,602
                                                               ----------     ----------
                                                               $4,961,477     $6,025,095
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    -----------------------------   -----------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                        1997            1998            1997            1998
                                                    -------------   -------------   -------------   -------------
                                                                     (RESTATED)                      (RESTATED)
Gross revenues....................................    $166,817        $389,551        $382,994       $1,015,562
  Less agency commissions.........................     (21,795)        (45,722)        (49,711)        (116,466)
                                                      --------        --------        --------       ----------
          Net revenues............................     145,022         343,829         333,283          899,096
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization.................................      73,551         175,062         184,713          491,924
  Depreciation and amortization...................      50,474         120,648         104,386          315,772
  Corporate general and administrative............       5,995          10,109          11,646           25,188
  Executive severance charge......................          --              --              --           59,475
                                                      --------        --------        --------       ----------
          Operating expenses......................     130,020         305,819         300,745          892,359
                                                      --------        --------        --------       ----------
          Operating income........................      15,002          38,010          32,538            6,737
                                                      --------        --------        --------       ----------
Other (income) expense:
  Interest expense, net...........................      22,295          48,624          45,036          135,709
  Gain on disposition of representation
     contracts....................................          --         (18,497)             --          (29,767)
  Other income....................................      (5,057)             --         (18,380)        (127,404)
                                                      --------        --------        --------       ----------
          Other (income) expense..................      17,238          30,127          26,656          (21,462)
                                                      --------        --------        --------       ----------
          Income (loss) before income taxes and
            extraordinary item....................      (2,236)          7,883           5,882           28,199
Income tax expense................................         985             722           5,244           32,507
                                                      --------        --------        --------       ----------
          Income (loss) before extraordinary
            item..................................      (3,221)          7,161             638           (4,308)
Extraordinary loss, net of income tax benefit.....          --          15,224           4,350           47,089
                                                      --------        --------        --------       ----------
          Net loss................................      (3,221)         (8,063)         (3,712)         (51,397)
Preferred stock dividends.........................       2,779             899           2,779           17,601
                                                      --------        --------        --------       ----------
          Net loss attributable to common stock...    $ (6,000)       $ (8,962)       $ (6,491)      $  (68,998)
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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                              -------------   -------------
                                                                               (RESTATED)
Cash flows from operating activities:
  Net loss..................................................   $    (3,712)    $   (51,397)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................         9,091          18,632
     Amortization of goodwill, intangible assets and other
      assets................................................        95,295         297,140
     Executive severance charge -- stock option
      compensation..........................................            --          16,000
     Provisions for doubtful accounts.......................         3,409           4,573
     Deferred income tax expense............................         5,244          32,507
     Gain on disposition of representation contracts........            --         (29,767)
     Gain on disposition of assets..........................       (18,380)       (123,845)
     Loss on extinguishment of debt.........................         4,350          47,089
     Other..................................................            --          (1,893)
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................       (15,171)        (73,528)
       Other current assets.................................         4,481         (10,283)
       Accounts payable and accrued expenses................         8,445          12,737
       Other assets.........................................            54          (4,114)
       Other liabilities....................................           197          12,608
                                                               -----------     -----------
          Net cash provided by operating activities.........        93,303         146,459
                                                               -----------     -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (2,083,701)       (905,264)
  Escrow deposits on pending acquisitions...................       (10,005)             --
  Payments made on purchases of representation contracts....            --         (25,724)
  Proceeds from sale of representation contracts............            --          20,283
  Proceeds from sale of assets..............................       269,250              --
  Issuance of note receivable from affiliate................            --        (150,000)
  Capital expenditures......................................        (6,436)        (21,684)
  Other.....................................................       (20,914)        (39,750)
                                                               -----------     -----------
          Net cash used by investing activities.............    (1,851,806)     (1,122,139)
                                                               -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     2,105,000       1,973,000
  Principal payments on long-term debt......................      (606,000)     (1,528,000)
  Cash contributed by parent................................       288,898       1,000,645
  Repurchase of 12% and 12 1/4% Exchange Debentures.........            --        (403,213)
  Dividends on preferred stock..............................            --         (31,183)
  Dividend to parent........................................        (5,748)        (19,253)
  Payments for debt issuance costs..........................       (10,567)        (19,837)
  Other.....................................................          (158)             --
                                                               -----------     -----------
          Net cash provided by financing activities.........     1,771,425         972,159
                                                               -----------     -----------
Increase (decrease) in cash and cash equivalents............        12,922          (3,521)
Cash and cash equivalents at beginning of period............         3,060          16,584
                                                               -----------     -----------
Cash and cash equivalents at end of period..................   $    15,982     $    13,063
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

     On April 3, 1997, CMCLA exchanged WQRS-FM in Detroit (which CMCLA acquired on April 3, 1997 from Secret for $32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. ("Greater Media") in return for WWRC-AM in Washington, D.C. (now known as WTEM-AM) and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES recognized upon consummation of the transaction. The net purchase price to CMCLA of WWRC-AM was therefore $22,500. CMCLA had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

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

     On July 14, 1997, CMCLA completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80,000 which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, CMCLA applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES consummation of the transaction. CMCLA had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

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

     On October 28, 1997, Chancellor Media and CMCLA acquired Katz Media Group, Inc. ("KMG"), a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of KMG Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of KMG and its subsidiaries of $222,000 which included $122,000 of borrowings

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES outstanding under the KMG senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of KMG) and
(iii) estimated acquisition costs of $7,500.

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

     Based on discussions with the Securities and Exchange Commission, CMCLA has restated its previously reported results for the nine months ended September 30, 1998 to recognize a pre-tax gain of $123,845 related to the Bonneville Exchange. This transaction was previously accounted for as a like-kind exchange and is now recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." A summary of the impact on the results of operations follows:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                                ---------------------------   ---------------------------
                                                AS PREVIOUSLY                 (AS PREVIOUSLY
                                                  REPORTED)      (RESTATED)     REPORTED)      (RESTATED)
Income (loss) before extraordinary item.......     $ 8,399        $ 7,161       $ (76,138)      $ (4,308)
Net loss attributable to common                     (7,724)        (8,962)       (140,828)       (68,998)
  stockholders................................

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

     On October 9, 1998, CMCLA acquired approximately a 22.4% non-voting equity interest in Z-Spanish Media Corporation ("Z-Spanish Media") for approximately $25,000 in cash (the "Z-Spanish Acquisition"). Z-Spanish Media, which is headquartered in Sacramento, California, is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois.

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

     A summary of the net assets acquired follows:

                                                          YEAR        NINE MONTHS
                                                         ENDED           ENDED
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1997           1998
                                                      ------------   -------------
                                                                      (RESTATED)
Working capital, including cash of $9,724 in 1997
  and $6,505 in 1998................................   $   66,805     $   19,223
Property and equipment..............................      118,371        137,060
Assets held for sale................................      131,000             --
Intangible assets...................................    3,823,746        875,653
Other assets........................................       26,742          6,025
Deferred tax liability..............................     (279,371)            --
Other liabilities...................................      (39,681)          (697)
                                                       ----------     ----------
                                                       $3,847,612     $1,037,264
                                                       ==========     ==========

     The pro forma consolidated condensed results of operations data for the nine months ended September 30, 1997 and 1998, as if the 1997 Completed Transactions and the 1998 Completed Transactions discussed above, the 8 1/8% Notes Offering, the amendment and restatement of the Senior Credit Facility and the 1998 Financing Transactions (as defined herein) occurred at January 1, 1997, follow:

                                                          NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997            1998
                                                    --------------   -------------
                                                                      (RESTATED)
Net revenues......................................    $ 826,026        $ 963,063
Net loss..........................................     (143,303)         (47,368)

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

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Preferred Stock Consent Solicitation and 12% Exchange, CMCLA incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

  (b) Senior Subordinated Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, CMCLA assumed all of the obligations under CRBC's $200,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and the indenture governing such securities, and assumed all of the obligations under CRBC's $200,000 aggregate principal amount 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes")

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES and the indenture governing such securities. Upon consummation of the Katz Acquisition, on October 28, 1997, CMCLA assumed all of the obligations under Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") and the amended and restated indenture governing such securities. On December 22, 1997, CMCLA issued $500,000 aggregate principal amount of 8 1/8 Senior Subordinated Notes due 2007 (the
"8 1/8% Notes") for net proceeds of approximately $485,000. On September 30, 1998, CMCLA issued $750,000 aggregate principal amount of 9% Notes for net proceeds of approximately $730,000.

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

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (RESTATED)
Current assets..............................................   $  223,913     $  300,154
Noncurrent assets...........................................      987,028        994,305
Current liabilities.........................................       89,362         90,250
Noncurrent liabilities......................................    1,130,105      1,177,347

                                                               NINE MONTHS
                                                                  ENDED
                                                              -------------
                                                              SEPTEMBER 30,
                                                                  1998
                                                              -------------
                                                               (RESTATED)
Net revenues................................................    $724,806
Operating income............................................      70,715
Net income..................................................      57,230

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

5. OTHER INCOME

     Other income consists of the following for the nine months ended September 30, 1997 and 1998:

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1997            1998
                                                     -------------   -------------
                                                                      (RESTATED)
Gain on disposition of assets(a)...................     $18,380        $123,845
WFLN Settlement(b).................................          --           3,559
                                                        -------        --------
                                                        $18,380        $127,404
                                                        =======        ========

---------------

(a) For the nine months ended September 30, 1997, CMCLA recorded a gain on disposition of assets of $18,380 related to the dispositions of WNKS-FM in Charlotte on May 15, 1997 ($3,536), WPNT-FM in Chicago on May 30, 1997 ($529), WEJM-FM in Chicago on June 3, 1997 ($9,258), the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco on July 2, 1997 ($1,726) and WEJM-AM in Chicago on August 27, 1997 ($3,331). For the nine months ended September 30, 1998, CMCLA recorded a gain on disposition of assets of $123,845 related to the April 3, 1998 exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63,000 in cash for WBIX-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles (see Note 2).

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

     Depreciation and amortization for the three months ended September 30, 1998 increased 139.0% to $120.6 million compared to $50.5 million for the third quarter of 1997. The increase is primarily due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the Martin Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

     Corporate general and administrative expenses for the three months ended September 30, 1998 increased 68.6% to $10.1 million compared to $6.0 million for the third quarter of 1997. The increase is due to the growth of the Company, and the related increase in properties and staff, primarily due to recent acquisitions.

     As a result of the above factors, the Company realized operating income of $38.0 million for the three months ended September 30, 1998 compared to $15.0 million of operating income for the third quarter of 1997.

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

     The income tax expense for the three months ended September 30, 1998 is comprised of current federal and state tax expense.

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

     As a result of the above factors, the Company incurred a $15.4 million net loss attributable to common stockholders for the three months ended September 30, 1998 compared to a net loss attributable to common stockholders of $11.0 million for the third quarter of 1997.

     The basic and diluted loss per common share for the three months ended September 30, 1998 was $0.11 compared to $0.12 for the third quarter of 1997.

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

     Depreciation and amortization for the nine months ended September 30, 1998 increased 202.5% to $315.8 million compared to $104.4 million for the nine months ended September 30, 1997. The increase is primarily due to the impact of the Chancellor Merger, the Viacom Acquisition, the Katz Acquisition and the Martin Acquisition, as well as other acquisitions completed during 1997 and to date in 1998.

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

     As a result of the above factors, the Company realized operating income of $6.7 million for the nine months ended September 30, 1998 compared to $32.5 million of operating income for the nine months ended September 30, 1997.

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

     The income tax expense for the nine months ended September 30, 1998 is comprised of current federal and state tax expense.

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

     As a result of the above factors, the Company incurred a $88.3 million net loss attributable to common stockholders for the nine months ended September 30, 1998 compared to a net loss attributable to common stockholders of $12.2 million for the nine months ended September 30, 1997.

     The basic and diluted loss per common share for the nine months ended September 30, 1998 was $0.65 compared to $0.14 for the nine months ended September 30, 1997.

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

            Chancellor Media Corporation                                Chancellor Media Corporation
                                                                               of Los Angeles

             By: /s/ THOMAS P. MCMILLIN                                  By: /s/  THOMAS P. MCMILLIN
  -------------------------------------------------           -------------------------------------------------
                 Thomas P. McMillin                                          Thomas P. McMillin
              Senior Vice-President and                                   Senior Vice-President and
               Chief Financial Officer                                     Chief Financial Officer

Date: February 11, 1999

                                 EXHIBIT INDEX

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