Form 10-K
period 1998-12-31
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-03-31
CIK 894972, 1043102

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                       COMMISSION FILE NO. 333-32259
COMMISSION FILE NO. 0-21570 CHANCELLOR MEDIA    CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
  CORPORATION (Exact Name of Registrant as       (Exact Name of Registrant as Specified in
         Specified in its Charter)                              its Charter)

  DELAWARE (State or other jurisdiction of        DELAWARE (State or other jurisdiction of
       incorporation or organization)                  incorporation or organization)

 75-2247099 (I.R.S. Employer Identification      75-2451687 (I.R.S. Employer Identification
                  Number)                                         Number)

         1845 WOODALL RODGERS FREEWAY, SUITE 1300, DALLAS, TEXAS 75201
          (Address of principal executive office, including zip code)

                                 (214) 922-8700
              (Registrants' telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                       Chancellor Media Corporation: NONE
               Chancellor Media Corporation of Los Angeles: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          Chancellor Media Corporation: COMMON STOCK, $0.01 PAR VALUE
               Chancellor Media Corporation of Los Angeles: NONE
                             ---------------------
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of Chancellor Media Corporation as of March 26, 1999, was approximately $5,518,217,961. Solely for purposes of the preceding calculation, outstanding shares of Common Stock held by executive officers and directors of Chancellor Media Corporation have been treated as held by affiliates of Chancellor Media Corporation. The aggregate market value of the voting and non-voting common equity held by non-affiliates of Chancellor Media Corporation of Los Angeles as of March 26, 1999 was zero. As of March 26, 1999, 143,060,582 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain information contained in the definitive proxy statement of Chancellor Media Corporation for its 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   24
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   27
Item 6.   Selected Consolidated Financial Data........................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   32
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   39
Item 8.   Financial Statements and Supplementary Data.................   39
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   39
                                 PART III
Item 10.  Directors and Executive Officers of the Registrants.........   40
Item 11.  Executive Compensation......................................   40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   40
Item 13.  Certain Relationships and Related Transactions..............   40
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   41
          Signatures..................................................   51

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Chancellor Media Corporation ("Chancellor Media" and, together with Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect, wholly-owned subsidiary of Chancellor Media, and their respective subsidiaries, the "Company") is a diversified media company with operations in radio broadcasting, outdoor advertising and media representation.

RADIO BROADCASTING -- CHANCELLOR RADIO GROUP

     At March 1, 1999, the Company's station portfolio consisted of 125 radio stations (92 FM and 33 AM) concentrated in the top 30 markets in the United States and in Puerto Rico, including 13 radio stations operated under time brokerage agreements. The Company owns superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets -- New York, Los Angeles, Chicago, San Francisco, Philadelphia, Detroit, Dallas/Ft. Worth, Washington, D.C., Houston, Puerto Rico and Phoenix and in five other large markets -- Minneapolis-St. Paul, Pittsburgh, Denver, Cleveland and Orlando.

     The Company also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 66 million listeners in the United States (including 39 million listeners from the Company's portfolio of stations). The AMFM Radio Networks syndicated programming shows include, among others, American Top 40 with Casey Kasem, Rockline, The Dave Koz Show, The Bob and Tom Morning Show and special events such as the Kentucky Derby.

     On August 26, 1998, the Company and Capstar Broadcasting Corporation ("Capstar") entered into an agreement to merge in a stock-for-stock transaction (the "Capstar Merger"). Upon consummation of the Capstar Merger, the Company will be the largest radio broadcasting company in the United States and will own and operate approximately 465 radio stations serving 105 markets and will increase its number of superduopolies to 45. Although there can be no assurance, the Company expects that the Capstar Merger will be consummated in the second quarter or early third quarter of 1999.

     The Company's portfolio of radio stations is geographically diversified and employs a wide variety of programming formats, including adult contemporary, contemporary hit radio, urban, jazz, country, oldies, news/talk, rock and sports. Each of the Company's stations targets a specific demographic audience within a market, with the majority of the stations appealing primarily to 18 to 34 or 25 to 54 year old men and/or women, the demographic groups most sought after by advertisers. Management believes that, because of the size and diversity of its station portfolio, the Company is not unduly reliant on the performance of any one station or market. Management also believes that the diversity of its portfolio of radio stations helps to insulate the Company from downturns in specific markets and changes in musical tastes.

OUTDOOR ADVERTISING -- CHANCELLOR OUTDOOR GROUP

     The Company is the fifth largest outdoor advertising company in the United States. As of March 1, 1999, the Company owned over 42,500 billboards and outdoor displays in 38 states in the United States. The Company entered the outdoor advertising business with the acquisition of Martin Media L.P., Martin & MacFarlane, Inc. and certain affiliated companies ("Martin") in July 1998 and further expanded its outdoor presence with the acquisition of the outdoor advertising division of Whiteco Industries, Inc. ("Whiteco") in December 1998 and other outdoor acquisitions that complement the Company's existing outdoor and radio markets.

MEDIA REPRESENTATION

     The Company entered into the media representation business with the acquisition of Katz Media Group, Inc. ("Katz") on October 28, 1997. Katz is a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. Katz is the exclusive representation firm for over 2,200 radio stations, including radio stations owned and operated by the Company, Jacor Communications, Inc., CBS Radio, Inc., Capstar, Cox Radio, Inc. and Heftel Broadcasting Corporation, among others. Katz is also the exclusive representation firm for over 365 television stations, including television stations owned and operated by Paramount Communications, Inc., Hearst Argyle Television, Inc., The E.W. Scripps Company, Clear Channel Communications, Inc., Allbritton Communications Company and Sinclair Broadcast Group, Inc., among others.

     See Note 14 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the Company's operating segments.

COMPANY STRATEGY

     The Company's overall strategy is to create a leading diversified media company with a significant overlapping presence in radio and outdoor advertising markets. In this regard, the Company has built a diversified portfolio of media assets which enables the Company to deliver more options and greater value to its advertising clients. The Company believes the diversified media platform creates significant growth opportunities and synergies through cross selling, cross promotion and cost savings in markets where radio and outdoor advertising operations overlap. The Company plans on leveraging the extensive operating experience of its senior management team to continue to enhance revenue and cash flow growth.

     Radio Broadcast Strategy. The Company's senior management team, led by James E. de Castro, President and Chief Executive Officer of Chancellor Radio and Outdoor Group and Kenneth J. O'Keefe, Chief Operating Officer of Chancellor Radio Group, has extensive experience in acquiring and operating radio station groups. The Company's business strategy is to assemble and operate radio station clusters in order to maximize the broadcast cash flow generated in each market.

     The Company seeks to capitalize on the revenue growth and expense savings opportunities through the successful integration of station cluster groups. Management believes that radio station clusters can attract increased revenues in a market by delivering larger combined audiences to advertisers and by engaging in joint marketing and promotional activities. In addition, management expects to realize expense savings through the consolidation of facilities and through the economies of scale created in areas such as national representation commissions, employee benefits, insurance premiums and other operating costs.

     The Company also seeks to maximize station operating performance through intense market research, innovative programming and unique marketing campaigns to establish strong listener loyalty and ensure steady long-term audience share ratings. Management believes its ratings growth in many of its markets is driven by the Company's ability to attract talented people and to continue delivering quality programming to its listeners.

     The Company also seeks to leverage its radio expertise and platform and enhance revenue and cash flow growth through the continued expansion of its national radio network, The AMFM Radio Networks, as well as through the newly formed Chancellor Marketing Group, which provides full service sales promotion and marketing programs for Fortune 100 companies.

     Outdoor Advertising Strategy. The Chancellor Outdoor Group is led by James
E. de Castro, President and Chief Executive Officer of Chancellor Radio and Outdoor Group and James A. McLaughlin, Chief Operating Officer of Chancellor Outdoor Group. Mr. McLaughlin is an outdoor advertising industry veteran with over 25 years of experience. The outdoor business strategy is to develop one of the top outdoor advertising companies in the Unites States through the successful consolidation and integration of Martin, acquired in July 1998, and Whiteco, acquired in December 1998, and through additional acquisitions that complement the Company's existing outdoor and radio markets.

     The Company's strategy is to generate significant revenue growth and cost savings through the consolidation of certain sales management, leasing management, marketing, and accounting and administra-tive support functions. Additionally, the Company will focus on strengthening its operating results by increasing market penetration, maximizing rates and occupancy levels in each of its markets and capitalizing on technological advances such as computer vinyl technology to enhance the attractiveness and flexibility of the outdoor medium while reducing costs. The Company also seeks to realize incremental benefits in markets where outdoor and radio operations overlap by introducing radio advertisers to outdoor advertising which provides an additional low cost medium to advertisers with local marketing needs.

     Media Representation Strategy. The Company's overall strategy for its media representation business is to create a leading national representation firm serving all types of electronic media. The Company believes it can continue to generate revenue and cash flow growth in the media representation business by expanding its market share and improving its national sales effort. Management will seek to increase market share by developing new clients, expanding operations in existing and new markets and acquiring representation contracts of its competitors. The Company will continue to provide the highest level of quality service to its clients by offering comprehensive advertisement, planning and placement services, as well as a broad range of value added benefits, including marketing, research, consulting and programming advisory services. The Company will also have the ability to expand its level of service to advertisers through the growth of its unwired network of radio and television stations which provides advertisers with greater flexibility and the ability to target specific demographic groups or markets.

     Management believes its newly acquired outdoor advertising portfolio combined with the strength of its broad radio platform, national radio network and media representation business will solidify the Company's position as a leading diversified media company with the ability to effectively respond to customers' needs through a variety of advertising solutions and mediums.

RECENT DEVELOPMENTS

  Review of Strategic Alternatives

     On January 20, 1999, the Company announced that its Board of Directors engaged the investment banking firm of BT Alex. Brown Incorporated as financial advisor for the purpose of assisting management and the Board of Directors of Chancellor Media in developing, reviewing and structuring a range of strategic alternatives intended to maximize stockholder value. On February 11, 1999, the Company announced that it had added additional advisors Morgan Stanley Dean Witter, Hicks, Muse, Tate & Furst Incorporated, Goldman, Sachs & Co., Greenhill & Co., LLC and Chase Securities Inc. to assist in exploring these alternatives, which included the potential sale, merger or consolidation of the entire company or some of its operating assets.

     On March 15, 1999, Chancellor Media announced that it had completed the review of strategic alternatives and announced the following series of steps to better position the Company strategically, operationally and financially:

     LIN Merger Termination. On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN") to acquire LIN in a stock for stock transaction (the "LIN Merger"). On March 15, 1999, the Boards of Directors of the Company and LIN agreed to terminate the LIN Merger agreement. Additionally, the Company's Board of Directors approved the negotiation of the assignment of the Company's agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to LIN Television Corporation. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

     Executive Management Realignment. On March 15, 1999, the Company announced the following executive management changes:

     - the appointments of Thomas O. Hicks as Chief Executive Officer of the Company, of James E. de Castro as President and Chief Executive Officer of a newly created Chancellor Radio and Outdoor

       Group and of R. Steven Hicks, currently President and Chief Executive Officer of Capstar, as President and Chief Executive Officer of the newly created Chancellor Media Services Group;

     - the creation of an Office of the Chairman of the Company's Board of Directors, in which Mr. de Castro and Mr. Steven Hicks will join the Company's Chairman, Mr. Thomas Hicks, as Vice Chairmen;

     - the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer effective March 15, 1999;

     - the appointments of Kenneth J. O'Keefe as Chief Operating Officer of Chancellor Radio Group and James A. McLaughlin as President and Chief Operating Officer of Chancellor Outdoor Group;

     - the appointment of D. Geoffrey Armstrong, currently Chief Operating Officer of Capstar, as acting Chief Financial Officer, replacing Thomas
       P. McMillin, who also resigned from his executive positions with the Company effective March 15, 1999;

     - the resignation of Eric C. Neuman as the Company's Senior Vice President -- Strategic Development effective March 15, 1999;

     - the appointment of William S. Banowsky, Jr., currently Executive Vice President and General Counsel of Capstar, as the Company's General Counsel, replacing Richard A. B. Gleiner, who also resigned from his executive positions with the Company effective March 15, 1999.

     The Company is expected to record a significant non-recurring charge in the first quarter of 1999 in connection with the termination of the LIN Merger and, if completed, assignment of the Petry Media Corporation and Pegasus Broadcasting purchase agreements to LIN and the executive management realignment discussed above.

  Transactions Completed Since January 1, 1998

     The Company has completed the following radio broadcasting and outdoor advertising transactions from January 1, 1998 through March 1, 1999:

  Radio Broadcasting -- 1998 and 1999 Completed Transactions

     The Company completed the following radio broadcasting transactions from January 1, 1998 through March 1, 1999:

     - the acquisition of 11 radio stations (ten FM and one AM) for approximately $175.7 million in cash;

     - the exchange of five radio stations (four FM and one AM) and approximately $153.3 million in cash for four FM radio stations;

     - the acquisition of various national radio network syndicated programming shows and related programming libraries, including American Top Forty with Casey Kasem, for approximately $28.2 million in cash; and

     - the 1999 acquisition of six radio stations (four FM and two AM) in Cleveland for approximately $279.1 million in cash and the February 1999 time brokerage agreement to operate an additional AM radio station in Cleveland.

  Outdoor Advertising -- 1998 and 1999 Completed Transactions

     The Company completed the acquisition of approximately 37,900 outdoor advertising billboards and display faces for approximately $1.7 billion during 1998. As of March 1, 1999, the Company completed the acquisition of an additional 4,600 outdoor advertising billboards and display faces for approximately $44.5 million in 1999.

     See Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information regarding the transactions discussed above.

  Pending Transactions

     The following transactions are referred to collectively as the "Pending Transactions."

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, "the Capstar/SFX Stations") for an aggregate purchase price of approximately $637.5 million in a series of purchases and exchanges over a period of three years (the "Capstar/SFX Transaction"). The Capstar/SFX Stations were acquired by Capstar as part of Capstar's acquisition of SFX on May 29, 1998. On May 29, 1998, the Company exchanged WAPE-FM and WFYV-FM in Jacksonville, valued for purposes of the Capstar/SFX Transaction at $53.0 million, plus $90.3 million in cash to Capstar in return for KODA-FM in Houston (the "Houston Exchange") and began programming the remaining ten Capstar/SFX Stations under time brokerage agreements. The purchase price for the remaining ten Capstar/SFX Stations will be approximately $494.3 million. The Company is currently assessing whether the terms of the Capstar/SFX Transaction will be modified upon the consummation of the Capstar Merger.

     On August 14, 1998, the Company entered into an agreement to sell WMVP-AM in Chicago to ABC, Inc. for $21.0 million in cash. The Company entered into a time brokerage agreement to sell substantially all of the broadcast time of WMVP-AM effective September 10, 1998. Although there can be no assurance, the Company expects that the disposition of WMVP-AM will be consummated in the second quarter of 1999.

     On August 26, 1998, the Company and Capstar entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Pursuant to this agreement, as it is currently expected to be amended, the Company will acquire Capstar in a merger of Capstar into a wholly-owned subsidiary of Chancellor Media. Each share of Chancellor Media common stock will remain outstanding and unaffected by the merger. Each share of Capstar common stock will entitle the holder thereof to 0.4955 of a share of common stock of Chancellor Media. Upon consummation of its pending transactions, Capstar will own and operate or program approximately 340 radio stations serving 81 mid-sized markets nationwide. The Capstar Merger is subject to stockholder approval of both the Company and Capstar. Although there can be no assurance, the Company expects that the Capstar Merger will be consummated in the second quarter or early third quarter of 1999.

     On September 15, 1998, the Company entered into an agreement to acquire KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90.0 million in cash. The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998. Although there can be no assurance, the Company expects that the Phoenix acquisition will be consummated in the second quarter of 1999.

     Consummation of each of the transactions discussed above is subject to various conditions, including, in most cases, approval from the Federal Communications Commission ("FCC") and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

  1998 Financing Transactions

     On March 13, 1998, the Company completed an offering of 21,850,000 shares of its Common Stock for net proceeds of approximately $994.6 million. The net proceeds were used to reduce bank borrowings under the revolving credit portion of the Company's senior credit facility and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of certain acquisitions and exchanges.

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998,

CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Preferred Stock Consent Solicitation and 12% Exchange, CMCLA incurred approximately $0.3 million in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262.5 million which included (i) the principal amount of the 12% Debentures of $211.8 million, (ii) premiums on the repurchase of the 12% Debentures of $47.8 million, (iii) accrued and unpaid interest on the 12% Debentures from May 13, 1998 through June 10, 1998 of $2.0 million and (iv) estimated transaction costs of $0.9 million. In connection with the 12% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $31.9 million (net of a tax benefit of $17.2 million) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On July 20, 1998, CMCLA completed a consent solicitation (the "12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Preferred Stock for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures (the "12 1/4% Exchange"). In connection with the 12 1/4% Preferred Stock Consent Solicitation and 12 1/4% Exchange, CMCLA incurred approximately $0.2 million in transaction costs which were recorded as deferred debt issuance costs.

     On August 19, 1998, CMCLA completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $143.8 million which included (i) the principal amount of the 12 1/4% Debentures of $119.4 million, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22.7 million, (iii) accrued and unpaid interest on the 12 1/4% Debentures from July 23, 1998 through August 19, 1998 of $1.1 million and (iv) estimated transaction costs of $0.6 million. In connection with the 12 1/4% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $15.2 million (net of a tax benefit of $8.2 million) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On September 30, 1998, CMCLA issued $750.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for estimated net proceeds of $730.0 million in a private placement and subsequently registered the 9% Notes on December 10, 1998. Interest on the 9% Notes is payable semiannually, commencing on April 1, 1999.

     On November 17, 1998, CMCLA issued $750.0 million aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes") for estimated net proceeds of $730.0 million in a private placement. Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999.

RADIO BROADCASTING

     The primary source of the Company's radio revenues is the sale of broadcasting time for local, regional and national advertising. Approximately 69% of the Company's gross radio revenues was generated from the sale of local advertising in 1996 and 1997, and approximately 66% of the Company's gross radio revenues was generated from the sale of local advertising in 1998. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on (i) a station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times) and (ii) the supply of and demand for radio advertising time. Advertising rates generally are the highest during morning and evening drive-time hours.

     Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. The Company determines the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertise-ments broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's sales staff generates most of its local and regional advertising sales. To generate national advertising sales, the Company engages an advertising representative for each of its stations that specializes in national sales and is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

     The following table sets forth selected information with respect to the portfolio of radio stations that are owned and/or operated by the Company as of March 1, 1999.

                                                                                                           STATION RANKING
                         MSA                           AUDIENCE                                TARGET         IN TARGET
      MARKET(1)        RANK(2)        STATION         SHARE(%)(3)       STATION FORMAT      DEMOGRAPHICS   DEMOGRAPHICS(4)
      ---------        -------   ------------------   -----------   ----------------------  ------------   ---------------
New York, NY.........     1      WLTW-FM                  5.9       Soft Adult              Persons
                                                                      Contemporary          25-54                  1
                                 WHTZ-FM                  4.5       Contemporary Hit Radio  Persons
                                                                                            18-34                  3
                                 WKTU-FM                  4.0       Rhythmic Contemporary   Persons
                                                                      Hits                  25-54                  6
                                 WAXQ-FM                  1.7       Classic Rock            Persons
                                                                                            25-54                 15
                                 WTJM-FM (formerly        1.7       Jamming Oldies          Persons
                                 WBIX-FM)                                                   25-54                 16
Los Angeles, CA......     2      KKBT-FM                  3.8       Urban Contemporary      Women 18-34            3
                                 KCMG-FM                  2.8       Jamming Oldies          Women 25-54            7
                                 KYSR-FM                  2.5       Modern Adult            Women 25-54            8
                                                                      Contemporary
                                 KBIG-FM                  2.4       Adult Contemporary      Persons
                                                                                            25-54                 14
                                 KLAC-AM                  2.3       Adult Standards/Sports  Persons
                                                                                            35-64                 18
Chicago, IL..........     3      WGCI-FM                  6.4       Urban Contemporary      Persons
                                                                                            18-34                  1
                                 WNUA-FM                  4.2       Smooth Jazz             Persons
                                                                                            25-54                  3
                                 WVAZ-FM                  4.0       Adult Urban             Persons
                                                                      Contemporary          25-54                  2
                                 WLIT-FM                  3.5       Soft Adult              Persons
                                                                      Contemporary          25-54                 11
                                 WUBT-FM                  2.4       Jamming Oldies          Persons
                                                                                            25-54                 14
                                 WGCI-AM                  1.3       Gospel                  Persons
                                                                                            25-54                 23
                                 WMVP-AM+                 0.4       Sports/Talk, Comedy     Men 25-54             24
San Francisco, CA....     4      KYLD-FM                  3.9       Contemporary Hit        Persons
                                                                      Radio/Dance           18-34                  1
                                 KMEL-FM                  3.6       Contemporary Hits       Persons
                                                                                            18-34                  2
                                 KKSF-FM                  3.6       Smooth Jazz             Persons
                                                                                            25-54                  4
                                 KISQ-FM                  3.4       Hit Base R&B Adult      Persons
                                                                      Contemporary          25-54                  3
                                 KIOI-FM(5)               2.9       Adult Contemporary      Women 25-54            4
                                 KABL-AM                  2.4       Adult Standards         Persons
                                                                                            35-64                 14
                                 KNEW-AM(5)               0.2       Adult Contemporary      Women 25-54           40
Philadelphia, PA.....     5      WDAS-FM                  5.9       Urban Contemporary      Persons
                                                                                            25-54                  1
                                 WUSL-FM                  5.3       Urban Contemporary      Women 18-34            2
                                 WJJZ-FM                  4.2       Smooth Jazz             Persons
                                                                                            35-54                  5
                                 WIOQ-FM                  4.1       Contemporary Hit Radio  Persons
                                                                                            18-34                  6
                                 WYXR-FM                  3.1       Hot Adult Contemporary  Women 18-49            4
                                 WDAS-AM                  1.2       Gospel                  N/A                  N/A

                                                                                                           STATION RANKING
                         MSA                           AUDIENCE                                TARGET         IN TARGET
      MARKET(1)        RANK(2)        STATION         SHARE(%)(3)       STATION FORMAT      DEMOGRAPHICS   DEMOGRAPHICS(4)
      ---------        -------   ------------------   -----------   ----------------------  ------------   ---------------
Detroit, MI..........     6      WNIC-FM                  8.0       Adult Contemporary      Women 25-54            1
                                 WJLB-FM                  6.8       Urban Contemporary      Persons
                                                                                            18-34                  1
                                 WMXD-FM                  4.5       Adult Urban             Persons
                                                                      Contemporary          25-54                  4
                                 WWWW-FM                  3.6       Country                 Women 25-54            9
                                 WKQI-FM                  3.5       Hot Adult Contemporary  Women 25-54            4
                                 WDFN-AM                  1.6       Sports                  Men 25-49              4
                                 WYUR-AM                  0.1       Nostalgic               Persons
                                                                                            35-64                 29
Dallas, TX...........     7      KHKS-FM                  7.3       Top 40                  Women 18-34            1
                                 KZPS-FM                  3.8       Classic Rock            Persons
                                                                                            25-54                  5
                                 KDGE-FM                  2.7       Alternative Rock        Persons
                                                                                            18-34                  8
                                 KSKY-AM                  N/A       Southern Gospel         N/A                  N/A
                                                                      Music/Religious
                                 KTXQ-FM**                3.6       Jamming Oldies          Persons
                                                                                            25-54                  4
                                 KBFB-FM**                2.0       Soft Rock               Persons
                                                                                            25-54                 17
Boston, MA...........     8      WJMN-FM                  6.3       Contemporary Hits       Persons
                                                                      Radio/Rhythmic        18-34                  2
                                 WXKS-FM                  5.0       Contemporary Hit        Women 25-34            1
                                                                      Radio/Top 40
                                 WXKS-AM                  1.6       Bloomberg News/ Music   Persons
                                                                      Memory                35-64                 20
Washington, D.C. ....     9      WASH-FM                  4.7       Adult Contemporary      Women 25-54            4
                                 WMZQ-FM                  4.5       Country                 Persons
                                                                                            25-54                  8
                                 WBIG-FM                  4.4       Oldies                  Persons
                                                                                            25-54                  6
                                 WWDC-FM                  3.5       Album Oriented Rock     Persons
                                                                                            18-34                  4
                                 WGAY-FM                  3.2       Adult Contemporary      Persons
                                                                                            35-64                  9
                                 WTEM-AM                  1.3       Sports/Talk             Men 18-49             14
                                 WWDC-AM                  0.7       Music of Your Life      Persons 55+            9
                                 WWRC-AM                  0.4       Talk                    Persons
                                                                                            35-64                 31
Houston, TX..........    10      KODA-FM                  6.4       Adult Contemporary      Persons
                                                                                            25-54                  1
                                 KTRH-AM                  4.5       News/Info/Sports        Persons
                                                                                            35-54                  5
                                 KLOL-FM                  3.8       Rock                    Men 18-34              1
                                 KLDE-FM                  3.4       Oldies                  Persons
                                                                                            25-54                 10
                                 KKBQ-FM                  3.3       Country                 Persons
                                                                                            25-54                 13
                                 KBME-AM                  1.9       Popular Standards       Persons
                                                                                            35-64                 20
                                 KKRW-FM**(6)             3.2       Classic Rock            Persons
                                                                                            25-54                  8
                                 KQUE-AM**(6)             N/A       Classic Rock            Persons
                                                                                            25-54                N/A
Miami/Ft. Lauderdale,
  FL.................    11      WEDR-FM                  8.0       Urban Contemporary      Persons
                                                                                            25-54                  1
                                 WVCG-AM                  N/A       Brokered(7)             N/A                  N/A
Atlanta, GA..........    12      WFOX-FM                  3.7       Oldies                  Persons
                                                                                            25-54                 10
Puerto Rico..........    13      WZNT-FM                  N/A       Oldies/Classic Music    Men 18-49            N/A
                                 WOYE-FM                  N/A       Top 40                  Persons
                                                                                            12-24                N/A
                                 WCOM-FM                  N/A       Top 40                  Persons
                                                                                            12-24                N/A
                                 WOQI-FM                  N/A       Top 40                  Persons
                                                                                            12-24                N/A
                                 WCTA-FM                  N/A       Oldies/Classic Music    Men 18-49            N/A
                                 WIOA-FM                  N/A       Continuous Favorite     Women 18-49          N/A
                                                                      Ballads/Today's Hits
                                 WIOB-FM                  N/A       Continuous Favorite     Women 18-49          N/A
                                                                      Ballads/Today's Hits
                                 WIOC-FM                  N/A       Continuous Favorite     Women 18-49          N/A
                                                                      Ballads/Today's Hits

                                                                                                           STATION RANKING
                         MSA                           AUDIENCE                                TARGET         IN TARGET
      MARKET(1)        RANK(2)        STATION         SHARE(%)(3)       STATION FORMAT      DEMOGRAPHICS   DEMOGRAPHICS(4)
      ---------        -------   ------------------   -----------   ----------------------  ------------   ---------------
Phoenix, AZ..........    15      KMLE-FM                  5.9       Country                 Persons
                                                                                            25-54                  2
                                 KOOL-FM                  4.3       Oldies                  Persons
                                                                                            25-54                  4
                                 KYOT-FM                  4.1       Contemporary Jazz       Persons
                                                                                            25-54                  8
                                 KZON-FM                  3.6       Alternative Rock        Persons
                                                                                            18-34                  5
                                 KOY-AM                   3.6       Adult Standards         Persons
                                                                                            35-64                 14
                                 KISO-AM                  1.1       Country                 Persons
                                                                                            35-54                 25
                                 KKFR-FM*                 5.7       Urban Contemporary Hit  Persons
                                                                      Radio                 18-34                  1
                                 KFYI-AM*                 5.3       News/Talk               Persons
                                                                                            25-54                 10
San Diego, CA........    16      KYXY-FM**                5.6       Soft Adult              Women 25-54            2
                                                                      Contemporary
                                 KPLN-FM**                2.6       Classic Rock            Men 25-54              8
Nassau/Suffolk, NY
  (Long Island)(8)...    17      WALK-FM                  5.8       Adult Contemporary      Persons
                                                                                            25-54                  2
                                 WALK-AM                  N/A       Adult Contemporary      Persons
                                                                                            35-64                N/A
Minneapolis/St. Paul,
  MN.................    18      KEEY-FM                  8.1       Country                 Persons
                                                                                            25-54                  2
                                 KDWB-FM                  8.0       Contemporary Hit Radio  Women 18-49            1
                                 KQQL-FM                  4.1       Oldies                  Persons
                                                                                            25-54                  8
                                 KTCZ-FM                  3.5       Adult Oriented Rock     Persons
                                                                                            25-54                  9
                                 KFAN-AM(9)               2.7       Sports/Talk             Men 25-54              4
                                 WRQC-FM                  2.1       Active Rock             Men 18-34              7
                                 KFXN-AM(9)               0.6       Sports/Talk             Men 25-54             17
Pittsburgh, PA.......    21      WWSW-FM(10)              4.4       Oldies                  Person 25-54           5
                                 WWSW-AM(10)              0.3       Oldies                  Persons
                                                                                            25-54                 25
                                 WDVE-FM**                7.3       Rock                    Persons
                                                                                            25-54                  1
                                 WXDX-FM**                5.6       Alternative Rock        Persons
                                                                                            18-34                  2
                                 WJJJ-FM**                3.8       Smooth Jazz             Persons
                                                                                            25-54                 12
                                 WDRV-FM (formerly
                                 WVTY-FM)**               3.5       Hot Adult               Women 25-54            4
                                                                      Contemporary(11)
Denver, CO...........    23      KXKL-FM                  4.8       Oldies                  Persons
                                                                                            25-54                  5
                                 KALC-FM                  4.5       Hot Adult Contemporary  Persons
                                                                                            18-34                  3
                                 KIMN-FM                  3.5       Hot Adult               Persons
                                                                      Contemporary(11)      25-54                 11
                                 KXPK-FM                  2.4       Adult Modern Rock       Persons
                                                                                            18-49                 13
                                 KVOD-FM                  2.3       Classical               Persons
                                                                                            25-54                 17
                                 KRRF-AM                  0.7       Talk                    Men 25-54             21
Cleveland, OH........    24      WZAK-FM                  8.7       Urban Contemporary      Women 25-54            1
                                 WDOK-FM                  7.0       Soft Adult              Women 25-54            1
                                                                      Contemporary
                                 WZJM-FM                  5.8       Contemporary Hit Radio  Women 18-34            3
                                 WQAL-FM                  5.0       Hot Adult Contemporary  Persons
                                                                                            25-54                  8
                                 WRMR-AM                  4.8       Adult Standard          Persons
                                                                                            35-64                 14
                                 WJMO-AM                  2.6       Oldies                  Persons
                                                                                            25-54                 12
                                 WKNR-AM**                2.1       All Sports              Men 25-54              8
Cincinnati, OH.......    26      WUBE-FM(12)              8.0       Country                 Persons
                                                                                            25-54                  2
                                 WYGY-FM(12)              2.2       Young Country           Persons
                                                                                            18-34                  9
                                 WBOB-AM                  1.0       Sports/Talk             Men 18-49             12
                                 WUBE-AM                  N/A       Sports/Talk             Men 25-49            N/A

                                                                                                           STATION RANKING
                         MSA                           AUDIENCE                                TARGET         IN TARGET
      MARKET(1)        RANK(2)        STATION         SHARE(%)(3)       STATION FORMAT      DEMOGRAPHICS   DEMOGRAPHICS(4)
      ---------        -------   ------------------   -----------   ----------------------  ------------   ---------------
Sacramento, CA.......    28      KFBK-AM                 10.3       News/Talk               Persons
                                                                                            25-54                  1
                                 KGBY-FM                  4.0       Adult Contemporary      Women 25-54            2
                                 KHYL-FM                  4.0       Oldies                  Persons
                                                                                            25-54                  7
                                 KSTE-AM                  3.3       Talk                    Persons
                                                                                            25-54                 11
Riverside/San
  Bernardino, CA.....    29      KGGI-FM                  7.0       Contemporary Hit Radio  Persons
                                                                                            18-34                  1
                                 KKDD-AM                  N/A       Radio Disney            N/A                  N/A
Orlando, FL..........    39      WXXL-FM                  7.1       Contemporary Hit Radio  Persons
                                                                                            18-34                  1
                                 WJHM-FM                  6.0       Urban Contemporary      Persons
                                                                                            18-34                  2
                                 WOMX-FM                  5.6       Adult Contemporary      Persons
                                                                                            25-54                  3
                                 WOCL-FM                  5.0       Oldies                  Persons
                                                                                            25-54                  6

---------------

N/A:  Not available
   + Indicates station to be disposed of by Chancellor Media in a pending transaction.
   * Indicates station to be acquired by Chancellor Media in a pending transaction and currently operated pursuant to a time brokerage agreement.
  ** Indicates station currently owned by Capstar and operated by Chancellor Media pursuant to a time brokerage agreement.
 (1) Actual city of license may differ from metropolitan market served in certain cases.
 (2)  Metropolitan Statistical Area ("MSA") rank obtained from BIA
      Research-Master Access Pro, Version 2.5 Radio Analysis
      Database (current as of February 24, 1999), based upon 1998 gross revenue for the indicated markets.
 (3)  Information derived from The Arbitron Company, Fall 1998,
      Local Market Reports in the specified markets for listeners age 12 and over, Monday to Sunday, 6:00 a.m. to Midnight.
      Copyright, The Arbitron Company.
 (4)  Information derived from The Arbitron Company, Fall 1998,
      Local Market Reports in the specified markets for the Target
      Demographics specified for listening Monday to Sunday, 6:00 a.m. to Midnight. Copyright, The Arbitron Company.
 (5) Programming provided to KNEW-AM via simulcast of programming broadcast on KIOI-FM.
 (6) Programming provided to KQUE-AM via simulcast of programming broadcast on KKRW-FM.
 (7) The Company sells airtime on WVCG-AM to third parties for broadcast of specialty programming on a variety of topics.
 (8) Nassau/Suffolk (Long Island) may be considered part of the greater New York market, although it is reported separately as a matter of convention.
 (9)  KFAN-AM and KFXN-AM are sold in combination.
(10) Programming provided to WWSW-AM via simulcast of programming broadcast on WWSW-FM.
(11)  The format of the station was changed subsequent to December
      31, 1998. The station ranking in target demographics for Fall 1998 is based on the previous station format.
(12)  WUBE-FM and WYGY-FM are sold in combination.

OUTDOOR ADVERTISING

     Outdoor advertising revenue is derived from contracts with advertisers for the rental of outdoor advertising space generally covering periods of one month up to five years. Advertising rates are based on a particular display's exposure, or number of "impressions" delivered, in relation to the demographics of the particular market and/or its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

     The size and geographic diversity of the Company's markets allow it to attract national advertisers by providing the opportunity to package displays in several of its markets in a single contract allowing a national advertiser to simplify its purchasing process and simultaneously present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases.

     Billboards are generally mounted on advertising structures owned by the Company and are located on land that is either owned or leased by the Company or on which it has acquired a permanent easement. Bus shelters are usually constructed, owned and maintained by the outdoor service provider under revenue-sharing arrangements with a municipality or transit authority.

     The Company operates the following types of outdoor advertising billboards and displays:

     - Bulletins generally are 14 feet high by 48 feet wide or 20 feet high by 60 feet wide and consist of panels on which advertising copy is displayed. Bulletin advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around an outdoor advertising structure, or is hand painted and attached to the structure. Bulletins also include "wallscapes" that are painted on vinyl surfaces or directly on the sides of buildings, typically four stories or less. Because of their greater impact and higher cost, bulletins are usually located on major highways and freeways. In addition, wallscapes are located on major freeways, commuter and tourist routes and in downtown business districts.

     - Thirty-sheet posters are generally 12 feet high by 25 feet wide. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display. Thirty-sheet posters are typically concentrated on major traffic arteries.

     - Eight-sheet posters are usually six feet high by 12 feet wide. Displays are prepared and mounted in the same manner as 30-sheet posters. Most 8-sheet posters, because of their smaller size, are concentrated on city streets targeting pedestrian traffic.

     - Transit displays are lithographed or silk-screened paper sheets located on bus and commuter train exteriors, commuter rail terminals, interior train cars, bus shelters and subway platforms.

     - Street furniture displays are back illuminated, typically two square meter, display faces located on bus and tram shelters, newsstands, bicycle racks, information kiosks, recycling bins and automatic public toilets.

     The Company owns over 42,500 billboards and outdoor displays in 38 states which are served by divisional sales offices. The following table sets forth the outdoor advertising sales offices and the total outdoor advertising displays by each sales office as of March 1, 1999:

                                                 TOTAL DISPLAYS+
                                                 ---------------
Northern Region:
  Chicago, IL..................................       2,905
  Pittsburgh, PA...............................       3,761
  Providence, RI...............................         726
  Harrisburg, PA...............................       1,297
  Milwaukee, WI................................       1,174
  Hartford, CT.................................         414
  Scranton, PA.................................         998
  Albany, NY...................................         678
  Washington D.C...............................         594
                                                     ------
          Total................................      12,547
                                                     ======
Southeastern Region:
  Ocala, FL....................................       2,874
  Terre Haute, IN..............................       1,726
  Columbus, OH.................................       1,299
  Rocky Mt., NC................................       1,616
  Atlanta, GA..................................         860
  Cincinnati, OH...............................         811
  Evansville, IN...............................       1,081
                                                     ------
          Total................................      10,267
                                                     ======
Southwestern Region:
  Dallas, TX...................................       1,744
  St. Joseph, MO...............................       2,892
  Tyler, TX....................................       1,739
  Amarillo, TX.................................       1,053
  Topeka, KS...................................       1,058
  Lubbock, TX..................................         680
  Midland, TX..................................         706
  Abilene, TX..................................         434
  San Angelo, TX...............................         250
                                                     ------
          Total................................      10,556
                                                     ======
Western Region:
  Las Vegas, NV................................         972
  Bakersfield, CA..............................       1,584
  Lancaster, CA................................         873
  San Bernardino, CA...........................         357
  San Diego, CA................................         273
  Laughlin, AZ.................................         356
  Yuma, AZ.....................................         222
                                                     ------
          Total................................       4,637
                                                     ======
Shelters/Street Furniture:
  Las Vegas, NV................................       2,296
  Denver, CO...................................       1,375
  New Orleans, LA..............................         588
  Providence, RI...............................         288
                                                     ------
          Total................................       4,547
                                                     ======
          Grand Total..........................      42,554
                                                     ======

---------------

+ In connection with its outdoor acquisitions, the Company and the DOJ entered into consent decrees whereby the Company has agreed to divest approximately 466 display faces in certain of the markets described in these tables.

MEDIA REPRESENTATION

     The Company's Katz media representation operations generate revenues primarily through contractual commissions realized through the sale of national spot advertising air time. National spot advertising air time is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz represents its media clients pursuant to media representation contracts. Media representation contracts typically have terms of up to ten years in initial length. In connection with the substantial consolidation that has occurred in the broadcast industry in recent years and the development of large client station groups, the frequency of representation contract "buyouts" has increased. These buyouts occur because station groups have tended to negotiate exclusive, long-term representation contracts with a single media representation firm covering all of the station group's stations, including stations acquired after the date of the initial representation contract. In the event that one of the station group's stations is sold to an owner represented by a different firm, representation contracts are frequently bought out by the successor representation firm. Katz generally amortizes the cost of acquiring new representation contracts associated with a buyout over the expected benefit period, and recognizes the gain on the disposition of representation contracts on the effective date of the buyout agreement.

COMPETITION

     The Company's radio and outdoor advertising businesses are highly competitive. The Company competes in each of its markets with other radio stations and outdoor advertising companies, as well as a wide variety of other media, including broadcast and cable television and newspapers, magazines and other print media, such as direct mail.

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

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, direct broadcast satellite ("DBS") systems, the Internet, personal communications services and other digital audio broadcasting formats to local and national audiences. In addition, the FCC has auctioned spectrum for a new satellite-delivered Digital Audio Radio Service ("DARS"). These actions may result in the introduction of several new national or regional satellite radio services with sound quality equivalent to compact discs. Another possible competitor to traditional radio is In-Band On-Channel(TM) ("IBOC") digital radio. IBOC could provide multi-channel, multi-format digital radio services in the same band width currently occupied by traditional AM and FM radio services. The Company cannot predict at this time the effect, if any, that any such new technologies may have on the radio broadcasting industry.

     The outdoor advertising industry is highly fragmented, and consists of several large companies operating nationally or regionally as well as hundreds of smaller companies operating in one or limited local markets. The Company competes for advertisers primarily on the basis of location, price, availability and service. The

Company believes that implementation of its strategy together with its current market position enables it to compete effectively with the other media within its markets.

     The media representation business is also highly competitive, both in terms of competition to gain client stations and to sell air time to advertisers. Katz competes not only with other independent and network media representatives but also with direct national advertising. The Company's only significant competitor in the national spot radio representative industry is Interep National Radio Sales, Inc., a national firm dedicated solely to the representation of radio stations. Katz also competes on behalf of its clients for advertising dollars with other media such as newspapers and magazines, outdoor advertising, transit advertising, direct response advertising, yellow page directories and point of sale advertising.

EMPLOYEES

     The Company has approximately 5,700 full-time employees and approximately 1,000 part-time employees. Approximately 365 employees are represented by unions. The Company believes that it has good relations with its employees and these unions.

     The Company employs several high-profile on-air personalities who have large, loyal audiences in their respective markets. The Company believes that its relationships with its on-air talent are valuable, and it generally enters into employment agreements with these individuals.

REGULATION OF RADIO BROADCASTING AND OUTDOOR ADVERTISING

  Radio Broadcasting

     Introduction. The radio broadcasting industry is subject to extensive and changing regulation over, among other things, program content, technical operations and business and employment practices.

     The ownership, operation and sale of radio broadcast stations (including those licensed to the Company) are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for radio broadcasting; determines the particular frequencies, locations and operating power of radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates equipment used by radio broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and has the power to impose penalties for violations of its rules and the Communications Act.

     The Communications Act prohibits the assignment or transfer of control of an FCC license without the prior consent of the FCC. In determining whether to grant requests for consent to such assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including: limitations on alien ownership and on the common ownership of television broadcast, radio broadcast and daily newspaper properties, the "character" of the licensee (and proposed licensee) and those persons or entities that have "attributable" interests in such licensees and proposed licensees, and compliance with the Anti-Drug Abuse Act of 1988.

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

     License Renewal. Radio broadcast licenses are granted for maximum terms of up to eight years. They may be renewed through an application to the FCC, and, in certain instances, licensees are entitled to renewal expectancies. During certain periods when a renewal application is pending, competing applicants may file for the radio frequency being used by the renewal applicant, although the FCC is prohibited from considering such competing applications if the existing license has satisfied certain obligations. Petitions to deny license renewals can be filed by interested parties, including members of the public. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that the grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of the Company's licenses could have a material adverse effect on the Company.

     The following table sets forth the date of acquisition by the Company of the radio stations that are owned and/or operated by the Company as of March 1, 1999, the frequency of each such station, and the date of expiration of such station's main FCC broadcast license:

                                                             DATE OF                 EXPIRATION DATE
STATION                            MARKET(1)               ACQUISITION   FREQUENCY   OF FCC LICENSE
-------                            ---------               -----------   ---------   ---------------
WLTW-FM...............  New York, NY                            7/97     106.7 MHz         6/06
WHTZ-FM...............  New York, NY                            9/97     100.3 MHz         6/06
WKTU-FM...............  New York, NY                            5/95     103.5 MHz         6/06
WAXQ-FM...............  New York, NY                            7/97     104.3 MHz         6/06
WTJM-FM...............  New York, NY                            4/98     105.1 MHz         6/06
KKBT-FM...............  Los Angeles, CA                         5/89      92.3 MHz        12/05
KCMG-FM...............  Los Angeles, CA                         9/97     104.3 MHz        12/05
KYSR-FM...............  Los Angeles, CA                         9/97      98.7 MHz        12/05
KBIG-FM...............  Los Angeles, CA                         4/98     100.3 MHz        12/05
KLAC-AM...............  Los Angeles, CA                         9/97       570 kHz        12/05
WGCI-FM...............  Chicago, IL                            12/97     107.5 MHz        12/04
WNUA-FM...............  Chicago, IL                             1/96      95.5 MHz        12/04
WVAZ-FM...............  Chicago, IL                             5/95     102.7 MHz        12/04
WLIT-FM...............  Chicago, IL                             9/97      93.9 MHz        12/04
WUBT-FM...............  Chicago, IL                            12/93     103.5 MHz        12/04
WGCI-AM...............  Chicago, IL                            12/97      1390 kHz        12/04
WMVP-AM+..............  Chicago, IL                             5/84      1000 kHz        12/04
KYLD-FM...............  San Francisco, CA                       9/97      94.9 MHz        12/05
KMEL-FM...............  San Francisco, CA                      11/92     106.1 MHz        12/05
KKSF-FM...............  San Francisco, CA                       1/97     103.7 MHz        12/05
KISQ-FM...............  San Francisco, CA                       9/97      98.1 MHz        12/97*
KIOI-FM...............  San Francisco, CA                       4/94     101.3 MHz        12/05
KABL-AM...............  San Francisco, CA                       9/97       960 kHz        12/05
KNEW-AM...............  San Francisco, CA                       9/97       910 kHz        12/05
WDAS-FM...............  Philadelphia, PA                        5/97     105.3 MHz         8/06
WUSL-FM...............  Philadelphia, PA                        5/97      98.9 MHz         8/06
WJJZ-FM...............  Philadelphia, PA                        1/96     106.1 MHz         8/06
WIOQ-FM...............  Philadelphia, PA                        5/97     102.1 MHz         8/06
WYXR-FM...............  Philadelphia, PA                        1/96     104.5 MHz         8/06
WDAS-AM...............  Philadelphia, PA                        5/97      1480 kHz         8/06
WNIC-FM...............  Detroit, MI                             5/95     100.3 MHz        10/04
WJLB-FM...............  Detroit, MI                             4/97      97.9 MHz        10/04
WMXD-FM...............  Detroit, MI                             4/97      92.3 MHz        10/04
WWWW-FM...............  Detroit, MI                             1/97     106.7 MHz        10/04
WKQI-FM...............  Detroit, MI                             5/95      95.5 MHz        10/04

                                                             DATE OF                 EXPIRATION DATE
STATION                            MARKET(1)               ACQUISITION   FREQUENCY   OF FCC LICENSE
-------                            ---------               -----------   ---------   ---------------
WDFN-AM...............  Detroit, MI                             1/97      1130 kHz        10/04
WYUR-AM...............  Detroit, MI                             5/95      1310 kHz        10/04
KHKS-FM...............  Dallas, TX                             12/97     106.1 MHz         8/05
KZPS-FM...............  Dallas, TX                             10/97      92.5 MHz         8/05
KDGE-FM...............  Dallas, TX                             10/97      94.5 MHz         8/05
KSKY-AM...............  Dallas, TX                              5/95       660 kHz         8/05
KTXQ-FM]..............  Dallas, TX                           Pending     102.1 MHz         8/05
KBFB-FM]..............  Dallas, TX                           Pending      97.9 MHz         8/05
WJMN-FM...............  Boston, MA                              1/96      94.5 MHz         4/06
WXKS-FM...............  Boston, MA                              1/96     107.9 MHz         4/06
WXKS-AM...............  Boston, MA                              1/96      1430 kHz         4/06
WASH-FM...............  Washington, D.C.                       11/92      97.1 MHz        10/03
WMZQ-FM...............  Washington, D.C.                        7/97      98.7 MHz        10/03
WBIG-FM...............  Washington, D.C.                        9/97     100.3 MHz        10/03
WWDC-FM...............  Washington, D.C.                        6/98     101.1 MHz        10/03
WGAY-FM...............  Washington, D.C.                       11/96      99.5 MHz        10/03
WTEM-AM(2)............  Washington, D.C.                        4/97       980 kHz(2)      10/03
WWDC-AM...............  Washington, D.C.                        6/98      1260 kHz        10/03
WWRC-AM(2)............  Washington, D.C.                        9/97       570 kHz(2)      10/03
KODA-FM...............  Houston, TX                             5/98      99.1 MHz         8/05
KTRH-AM...............  Houston, TX                             6/93       740 kHz         8/05
KLOL-FM...............  Houston, TX                             6/93     101.1 MHz         8/97*
KLDE-FM...............  Houston, TX                             4/98      94.5 MHz         8/05
KKBQ-FM...............  Houston, TX                            12/97      92.9 MHz         8/05
KBME-AM...............  Houston, TX                            12/97       790 kHz         8/05
KKRW-FM]..............  Houston, TX                          Pending      93.7 MHz         8/05
KQUE-AM]..............  Houston, TX                          Pending      1230 kHz         8/05
WEDR-FM...............  Miami/Ft. Lauderdale, FL               10/96      99.1 MHz         2/04
WVCG-AM...............  Miami/Ft. Lauderdale, FL                7/83      1080 kHz         2/04
WFOX-FM...............  Atlanta, GA                             9/97      97.1 MHz         4/04
WZNT-FM...............  Puerto Rico                            10/98      93.7 MHz         2/04
WOYE-FM...............  Puerto Rico                            10/98      94.1 MHz         2/04
WCOM-FM...............  Puerto Rico                            10/98      94.7 MHz         2/04
WOQI-FM...............  Puerto Rico                            10/98      93.3 MHz         2/04
WCTA-FM...............  Puerto Rico                            10/98      95.1 MHz         2/04
WIOA-FM...............  Puerto Rico                            10/98      99.9 MHz         2/04
WIOB-FM...............  Puerto Rico                            10/98      97.5 MHz         2/04
WIOC-FM...............  Puerto Rico                            10/98     105.1 MHz         2/04
KMLE-FM...............  Phoenix, AZ                             9/97     107.9 MHz        10/05
KOOL-FM...............  Phoenix, AZ                             9/97      94.5 MHz        10/05
KYOT-FM...............  Phoenix, AZ                             9/97      95.5 MHz        10/05
KZON-FM...............  Phoenix, AZ                             9/97     101.5 MHz        10/05
KOY-AM................  Phoenix, AZ                             9/97       550 kHz        10/05
KISO-AM...............  Phoenix, AZ                             9/97      1230 kHz        10/05
KKFR-FM]..............  Phoenix, AZ                          Pending      92.3 MHz        10/05
KFYI-AM]..............  Phoenix, AZ                          Pending       910 kHz        10/05
KYXY-FM]..............  San Diego, CA                        Pending      96.5 MHz        12/05
KPLN-FM]..............  San Diego, CA                        Pending     103.7 MHz        12/97*
WALK-FM...............  Nassau/Suffolk (Long Island), NY        9/97      97.5 MHz         6/06
WALK-AM...............  Nassau/Suffolk (Long Island), NY        9/97      1370 kHz         6/06
KEEY-FM...............  Minneapolis/St. Paul, MN                9/97     102.1 MHz         4/05
KDWB-FM...............  Minneapolis/St. Paul, MN                9/97     101.3 MHz         4/05
KQQL-FM...............  Minneapolis/St. Paul, MN                9/97     107.9 MHz         4/05

                                                             DATE OF                 EXPIRATION DATE
STATION                            MARKET(1)               ACQUISITION   FREQUENCY   OF FCC LICENSE
-------                            ---------               -----------   ---------   ---------------
KTCZ-FM...............  Minneapolis/St. Paul, MN                9/97      97.1 MHz         4/05
KFAN-AM...............  Minneapolis/St. Paul, MN                9/97      1130 kHz         4/05
WRQC-FM...............  Minneapolis/St. Paul, MN                9/97     100.3 MHz         4/05
KFXN-AM...............  Minneapolis/St. Paul, MN                9/97       690 kHz         4/05
WWSW-FM...............  Pittsburgh, PA                          9/97      94.5 MHz         8/06
WWSW-AM...............  Pittsburgh, PA                          9/97       970 kHz         8/06
WDVE-FM]..............  Pittsburgh, PA                       Pending     102.5 MHz         8/98*
WXDX-FM]..............  Pittsburgh, PA                       Pending     105.9 MHz         8/98*
WJJJ-FM]..............  Pittsburgh, PA                       Pending     104.7 MHz         8/06
WDRV-FM]..............  Pittsburgh, PA                       Pending      96.1 MHz         8/06
KXKL-FM...............  Denver, CO                              9/97     105.1 MHz         4/05
KALC-FM...............  Denver, CO                              9/97     105.9 MHz         4/05
KIMN-FM...............  Denver, CO                              9/97     100.3 MHz         4/05
KXPK-FM...............  Denver, CO                              1/98      96.5 MHz         4/05
KVOD-FM...............  Denver, CO                              9/97      92.5 MHz         4/05
KRRF-AM...............  Denver, CO                              9/97      1280 kHz         4/05
WZAK-FM...............  Cleveland, OH                           1/99      93.1 MHz        10/04
WDOK-FM...............  Cleveland, OH                           1/99     102.1 MHz        10/04
WZJM-FM...............  Cleveland, OH                           1/99      92.3 MHz        10/04
WQAL-FM...............  Cleveland, OH                           1/99     104.1 MHz        10/04
WRMR-AM...............  Cleveland, OH                           1/99       850 kHz        10/04
WJMO-AM...............  Cleveland, OH                           1/99      1490 kHz        10/04
WKNR-AM]..............  Cleveland, OH                        Pending      1220 kHz        10/04
WUBE-FM...............  Cincinnati, OH                          9/97     105.1 MHz        10/04
WYGY-FM...............  Cincinnati, OH                          9/97      96.5 MHz        10/04
WBOB-AM...............  Cincinnati, OH                          9/97      1160 kHz         8/04
WUBE-AM...............  Cincinnati, OH                          9/97      1230 kHz        10/04
KFBK-AM...............  Sacramento, CA                          9/97      1530 kHz        12/05
KGBY-FM...............  Sacramento, CA                          9/97      92.5 MHz        12/05
KHYL-FM...............  Sacramento, CA                          9/97     101.1 MHz        12/05
KSTE-AM...............  Sacramento, CA                          9/97       650 kHz        12/05
KGGI-FM...............  Riverside/San Bernardino, CA            9/97      99.1 MHz        12/05
KKDD-AM...............  Riverside/San Bernardino, CA            9/97      1290 kHz        12/05
WXXL-FM...............  Orlando, FL                             9/97     106.7 MHz         2/04
WJHM-FM...............  Orlando, FL                             9/97     101.9 MHz         2/04
WOMX-FM...............  Orlando, FL                             9/97     105.1 MHz         2/04
WOCL-FM...............  Orlando, FL                             9/97     105.9 MHz         2/04

---------------

 *  Indicates pending renewal application.

 +  Indicates station to be disposed of in a pending transaction.

 ]  Indicates station to be acquired in a pending transaction.

(1) Actual city of license may differ from metropolitan market served in certain cases.

(2) On March 9, 1998, the Company exchanged the call signs and formats of WWRC-AM and WTEM-AM such that beginning on such date the call sign and format of WWRC-AM were used on the 570 kHz frequency and the call sign and format of WTEM-AM were used on the 980 kHz frequency.

     Ownership. The Communications Act and the FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules preclude Chancellor Media from acquiring certain stations it might otherwise seek to acquire. The rules also effectively prevent Chancellor

Media from selling stations in a market to a buyer that has reached its ownership limit in the market. The ownership rules are as follows:

     - in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

     - in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

     - in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

     - in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

     Under the FCC's ownership attribution rules, interests held by Chancellor Media officers, directors and certain voting stockholders in broadcast stations not owned by Chancellor Media must be counted as if they were owned by Chancellor Media for purposes of applying the FCC's multiple ownership rules. Four of Chancellor Media's directors (Thomas O. Hicks, R. Steven Hicks, Lawrence
D. Stuart, Jr., and Michael J. Levitt) are directors of Capstar and Thomas O. Hicks is the controlling stockholder of Capstar, which presently owns or proposes to acquire approximately 340 radio stations serving 81 mid-sized markets throughout the United States and which Chancellor Media has agreed to acquire in a merger transaction. Because Chancellor Media and Capstar have common directors and a common attributable stockholder, in markets where both companies own radio stations (e.g., Dallas) those stations are currently deemed to be commonly owned for purposes of applying the local radio ownership limits. Similarly, because Capstar and LIN have a common attributable stockholder (Mr. Hicks) and common directors (Messrs. Hicks, Stuart and Levitt), and because Capstar operates radio stations in certain markets where LIN operates television stations, those operations require an FCC waiver of the rule that normally prohibits the same owner from owning a television station and a radio station in the same market (the "one-to-a-market" rule).

     To date, all required one-to-a-market waivers in regard to LIN and Capstar overlap have been obtained. The FCC is considering changes to its one-to-a-market rule and waiver policy and to its ownership attribution rules. It is possible, but not at all certain, that revised regulations could require Chancellor Media to divest its interests in some stations in order to comply with a more restrictive limit on radio-television cross-ownership in the same market. In general, there can be no assurance that the FCC's existing rules or any newly adopted rules will not have a negative effect on Chancellor Media's future acquisition strategy or on its business, financial condition and results of operations.

     Finally, the FCC has issued public notices evidencing concern about radio station acquisitions that would give the acquiring party an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of ownership. It is not clear how the FCC will proceed in this area or how any policy it may adopt will interact with the review of similar issues by the DOJ and the FTC.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications and technical operations, including limits on human exposure to radio frequency radiation. The broadcast of obscene and indecent material and the advertisement of contests and lotteries are regulated by FCC rules, as well as by state and other federal laws. In addition, the FCC traditionally has required licensees to develop and implement programs and procedures designed to promote equal employment opportunities. The U.S. Court of Appeals for the District of Columbia recently invalidated the FCC's equal employment rules. The FCC has initiated a proceeding to adopt new equal employment rules to replace the ones that were invalidated by the Court of Appeals.

     Time Brokerage Agreements. Over the past several years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "Time Brokerage Agreements," or "TBAs" (certain types of these agreements also are known as "Local Marketing Agreements," or "LMAs"). These agreements may take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and other operations of its own station and compliance with the requirements of antitrust laws. One typical type of TBA is a programming agreement between two separately-owned radio stations that serve a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station (subject to ultimate editorial and other controls being exercised by the latter licensee), and sells advertising time during those program segments. The FCC staff has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. As of March 1, 1999, 13 stations are being operated by the Company under TBAs and one of the Company's stations is being operated by a third party under a TBA.

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

     Proposed Changes. The FCC is considering various proposals to modify its broadcast "attribution" rules. Among the proposals are (i) raising the basic benchmark for attributing ownership from 5% to 10% of the licensee's voting stock, (ii) raising the attribution benchmark for certain institutional investors from 10% to 20%, (iii) attributing certain minority stockholdings in corporations with a single majority stockholder; and (iv) attributing certain LMAs, TBAs, Joint Sales Agreements, debt or non-voting stock interests that have heretofore been non-attributable. The FCC is also considering changes to its multiple ownership rules to encourage minority ownership of radio and television broadcast stations.

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

     The FCC currently is considering authorizing the use of In-Band On-Channel(TM) ("IBOC") technology for FM radio stations. IBOC technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding IBOC technology and what effect such regulations would have on the Company's business or the operations of its radio stations.

     The FCC is considering a proposal to authorize the operation of low power radio and "microradio" within the existing FM band. Low power radio and microradio would operate at power levels below that of full power FM radio stations, such as those owned by the Company. The FCC has proposed that low power radio and microradio stations not be subject to the same level of regulation regarding interference to which full power radio stations are subject. The Company cannot predict the outcome of this FCC proceeding or what effect, including interference effect, that low power radio and microradio would have on the operations of the Company's radio stations or on its ability to engage in digital transmission of its radio programming.

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     Federal Antitrust Laws. The United States Federal Trade Commission (the "FTC")and the Antitrust Division of the United States Department of Justice (the "DOJ"), evaluate transactions requiring a pre-acquisition filing under the HSR Act to determine whether those transactions should be challenged under the federal antitrust laws. These agencies (particularly the DOJ) recently have been increasingly active in their review of radio station acquisitions where an operator proposes to acquire new stations in its existing markets.

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

  Outdoor Advertising

     Outdoor advertising displays are subject to regulation at the federal, state and local levels. These regulations, in some cases, limit the height, size, location and operation of billboards and, in limited circumstances, regulate the content of the advertising copy displayed on the billboards. Some governmental regulations prohibit the construction of new billboards or the replacement, relocation, enlargement or upgrading of existing structures. Some cities have adopted amortization ordinances under which, after the expiration of a certain period of time, billboards must be removed at the owner's expense and without the payment of consideration. Ordinances requiring the removal of billboards without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results.

     In addition, the major U.S. tobacco companies that are defendants in numerous class action suits throughout the country recently reached an out-of-court settlement with 46 states that includes a ban on outdoor advertising of tobacco products. The settlement agreement was finalized on November 23, 1998, but must be ratified by the courts in each of the 46 states participating in the settlement. In addition to the mass settlement, the tobacco industry previously had come to terms with the remaining four states individually. The terms of the individual settlements also included bans on outdoor advertising of tobacco products. The ban on outdoor advertising of tobacco products is not expected to have a material impact on the Company.

     In addition to the settlement agreements, state and local governments are also regulating the outdoor advertising of alcohol and tobacco products. For example, several states and cities have laws restricting tobacco billboard advertising near schools and other locations frequented by children. Some cities have proposed even broader restrictions, including complete bans on outdoor tobacco advertising on billboards, kiosks, and private business window displays. It is possible that state and local governments may propose or pass similar ordinances to limit outdoor advertising of alcohol and other products or services in the future.

     The effect of these regulations, potential legislation and settlement agreements on Chancellor Media's business and operations could be material. The elimination of billboard advertising by the tobacco industry may cause a reduction in Chancellor Media's direct revenues from advertisers and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. This industry-wide increase in space may in turn result in a lowering of outdoor advertising rates in outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time.

ITEM 2. PROPERTIES

     The Company's corporate headquarters is located in Dallas, Texas. The types of properties required to support each of the Company's radio stations, outdoor advertising operations and media representation business include offices, studios, transmitter sites, antenna sites and production facilities.

     A radio station's studio is generally housed with its office in a downtown or business district. A radio station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage. The outdoor advertising business operates out of approximately 32 separate locations throughout the United States. The media representation business operates out of 54 separate locations throughout the United States.

     The offices and studios of the Company's corporate headquarters, radio stations, outdoor advertising business and media representation business are located in leased or owned facilities. These leases generally have expiration dates that range from one to thirteen years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from one to thirty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. The Company owns substantially all of the studio and other equipment used in its radio broadcasting business.

     The Company leases the majority of the land occupied by its outdoor advertising structures. The leases expire at various dates, generally during the next ten years, and have varying options to renew and cancel. There is no significant concentration of outdoor advertising structures under any one lease or subject to negotiation with any one landlord.

     No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of the Company. The defendants in the case include Hicks, Muse,

Tate & Furst Incorporated ("Hicks Muse"), LIN Television and some of the Company's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused the Company to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price when it acquired LIN; and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse, which is alleged to control the Company, and the directors of the Company named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs. Plaintiff, defendants and the Company had reached a tentative settlement of this lawsuit. However, as a result of the decision by the Boards of Directors of the Company and LIN to terminate the LIN Merger, the settlement will not proceed as planned.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of the Company and are similarly situated. The defendants in the case are named as Chancellor Media, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the proposed Capstar merger. The plaintiff seeks to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     On July 10, 1998, the Company entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V., an owner and operator of radio stations in Mexico, for approximately $120.5 million in cash and $116.5 million in Chancellor Media common stock. On October 15, 1998, the Company announced that it had provided notice to Grupo Radio that it was terminating the acquisition agreement in accordance with its terms. The Company has received notice from Grupo Radio requesting arbitration under the terms of the acquisition agreement of allegations that Chancellor Media wrongfully terminated that agreement, and the parties have commenced the arbitration process. The Company believes that it had a proper basis for terminating the agreement in accordance with its terms and intends to contest these allegations vigorously.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Chancellor Media and CMCLA are:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Thomas O. Hicks........................  53    Chairman of the Board and Chief
                                               Executive Officer
James E. de Castro.....................  46    Vice Chairman -- President and Chief
                                               Executive Officer of Chancellor Radio
                                               and Outdoor Group
R. Steven Hicks........................  49    Vice Chairman -- President and Chief
                                               Executive Officer of Chancellor Media
                                               Services Group
D. Geoffrey Armstrong..................  41    Executive Vice President and Chief
                                               Financial Officer
Kenneth J. O'Keefe.....................  44    Executive Vice President and Chief
                                               Operating Officer of Chancellor Radio
                                               Group
James A. McLaughlin....................  49    President and Chief Operating Officer
                                               of Chancellor Outdoor Group
William S. Banowsky, Jr................  37    Executive Vice President and General
                                               Counsel

THOMAS O. HICKS

     Mr. Hicks was elected Chairman of the Board of Chancellor Media in September 1997 and elected Chief Executive Officer in March 1999. He had been Chairman of the Board of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company prior to that time since April 1996. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks Muse, a private investment firm located in Dallas, St. Louis, New York, Mexico City and London specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas, Incorporated, a Dallas based private investment firm. Mr. Hicks serves as a director of Capstar, LIN Holdings Corp., LIN Television Corporation, Sybron International Corporation, Inc., Cooperative Computing, Inc., International Home Foods, Triton Energy, D.A.C. Vision Inc. and Olympus Real Estate Corporation.

JAMES E. DE CASTRO

     Mr. de Castro was elected Vice Chairman of the Company and President and Chief Executive Officer of the Chancellor Radio and Outdoor Group in March 1999. Prior thereto, Mr. de Castro served as Chief Operating Officer of Chancellor Media from September 22, 1997 to August 19, 1998, and from August 19, 1998 to March 15, 1999, Mr. de Castro served as President of the Chancellor Radio Group. From September 5, 1997 to September 22, 1997, Mr. de Castro served as Co-Chief Operating Officer of Chancellor Media. Mr. de Castro was elected Co-Chief Operating Officer and a director of Chancellor Media in September 1997. Mr. de Castro was previously President of Evergreen Media Corporation since 1993 and Chief Operating Officer and a director of Evergreen Media Corporation since 1989. From 1987 to 1988, Mr. de Castro held various positions with H&G Communications, Inc. and predecessor entities. From 1981 to 1989, Mr. de Castro was general manager of radio stations WLUP-FM and WLUP-AM (now known as WMVP-AM) in Chicago, and from 1989 to 1992, Mr. de Castro was general manager of radio station KKBT-FM in Los Angeles.

R. STEVEN HICKS

     Mr. Hicks was elected Vice Chairman of the Company and President and Chief Executive Officer of the Chancellor Media Services Group in March 1999 and has served as President, Chief Executive Officer and a director of Capstar since June 1997. Mr. Hicks has also served as Chairman of the Board of Capstar from June to September 1997. Mr. Hicks founded Capstar Broadcasting in October 1996. Prior to joining Capstar Broadcasting, Mr. Hicks acted as Chairman of the Board and Chief Executive Officer of GulfStar Communications, Inc. from January 1987 to July 1997 and as President and Chief Executive Officer of SFX Broadcasting, Inc. ("SFX") from November 1993 to May 1996. Mr. Hicks is a 31-year veteran of the radio broadcasting industry, including 18 years as a station owner.

D. GEOFFREY ARMSTRONG

     Mr. Armstrong was elected Executive Vice President and Chief Financial Officer of the Company in March 1999. Mr. Armstrong served as Executive Vice President and Chief Operating Officer of Capstar from July 1998 to March 1999 and has served as a director of Capstar since July 1998. Mr. Armstrong has also served as a director of SFX Entertainment since September 1998. Mr. Armstrong served as the Chief Operating Officer and an Executive Vice President of SFX from November 1996 to May 1998 and served as a director of SFX from 1993 to 1998. Mr. Armstrong became the Chief Operating Officer of SFX in June 1996 and the Chief Financial Officer, Executive Vice President and Treasurer of SFX in April 1995. Mr. Armstrong was Vice President, Chief Financial Officer and Treasurer of SFX from 1992 until March 1995. He served as Executive Vice President and Chief Financial Officer of Capstar, a predecessor of SFX and unrelated to Capstar Broadcasting, since 1989. From 1988 to 1989, Mr. Armstrong was the Chief Executive Officer of Sterling Communications Corporation.

KENNETH J. O'KEEFE

     Mr. O'Keefe was appointed Chief Operating Officer of the Chancellor Radio Group in March 1999 and has served as Executive Vice President of Chancellor Media since September 1997. Mr. O'Keefe had been an Executive Vice President of Evergreen Media Corporation since February of 1996 and served as a director of Evergreen from May of 1996 until September 1997. Prior to joining Evergreen in 1996, Mr. O'Keefe was a director, Chief Financial Officer and Executive Vice President of Pyramid Communications, Inc. from March 1994 until Evergreen's acquisition of Pyramid Communications, Inc. on January 17, 1996. Mr. O'Keefe served in various capacities with Pyramid Communications, Inc. or predecessor entities during the five-year period prior to his joining Evergreen in 1996.

JAMES A. MCLAUGHLIN

     Mr. McLaughlin was appointed Chief Operating Officer of the Chancellor Outdoor Group in March 1999 and became the President of the Chancellor Outdoor Group in August 1998. Mr. McLaughlin most recently served as Chief Executive Officer of privately-held Triumph Outdoor Holdings, LLC. Prior to forming Triumph, Mr. McLaughlin served as President and Chief Executive Officer of POA Acquisition Corporation, the successor to Peterson Outdoor Advertising. Prior to joining POA, Mr. McLaughlin was the Managing Partner of Turner Outdoor Advertising which was purchased from Ted Turner in 1983. Mr. McLaughlin began his outdoor advertising career in 1974 with Creative Displays, holding various management positions as the company grew to become the fourth largest outdoor advertising company in the United States.

WILLIAM S. BANOWSKY, JR.

     Mr. Banowsky was elected Executive Vice President and General Counsel of the Company in March 1999 and has served as Executive Vice President, General Counsel and Secretary of Capstar since June 1997. Mr. Banowsky joined Capstar Broadcasting in January 1997. Mr. Banowsky was an attorney with Snell, Banowsky & Trent, P.C., Dallas, Texas, for six years before joining Capstar Broadcasting. Prior to that time, he was an attorney for Johnson & Gibbs, P.C., Dallas, Texas, for four years.

     There are no family relationships between any of the executive officers of the Company, except that Thomas O. Hicks is the brother of R. Steven Hicks.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Neither Chancellor Media nor CMCLA sold equity securities during 1998 other than pursuant to transactions that were registered under the Securities Act of 1933, as amended.

     Shares of Chancellor Media's common stock, par value $.01 per share, have been quoted on The Nasdaq Stock Market under the symbol AMFM since the consummation of the merger with Chancellor Broadcasting Company on September 5, 1997. From the consummation of the initial public offering of Chancellor Media's Common Stock in May 1993 to September 4, 1997, shares of the Class A Common Stock, par value $.01 per share, of Chancellor Media (then known as Evergreen Media Corporation) were quoted on The Nasdaq Stock Market under the symbol EVGM. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of Chancellor Media's common stock on The Nasdaq Stock Market, as reported in published financial sources.

                            YEAR                              HIGH(1)      LOW(1)
                            ----                              -------      ------
1997:
  First Quarter.............................................  $17.00       $11.88
  Second Quarter............................................   22.31        14.31
  Third Quarter.............................................   27.50        20.63
  Fourth Quarter............................................   37.31        25.81
1998:
  First Quarter.............................................  $49.13       $32.69
  Second Quarter............................................   51.00        40.19
  Third Quarter.............................................   57.25        24.13
  Fourth Quarter............................................   47.88        23.94

---------------

(1) The closing sale prices have been adjusted retroactively for the two-for-one stock split of the Company's Common Stock, effected in the form of a stock dividend, paid on January 12, 1998 .

     There is no established public trading market for the common stock of CMCLA. All of the issued and outstanding common stock of CMCLA is owned, directly or indirectly, by Chancellor Media. As of March 1, 1999, there were approximately 250 holders of record of Chancellor Media's common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

     Chancellor Media has not declared or paid any cash dividends on its common stock since its inception and does not currently anticipate paying any cash dividends on its common stock in the foreseeable future. Chancellor Media intends to retain future earnings for use in its business. Furthermore, since Chancellor Media is a holding company, the only way it can pay dividends in the future is by indirectly receiving funds from CMCLA, currently Chancellor Media's principal operating subsidiary. CMCLA is currently subject to restrictions under the terms of its senior credit facility and the indentures governing its senior subordinated notes that limit the amount of cash dividends that may be paid to Chancellor Media. In addition, no dividends may be paid on Chancellor Media's common stock if dividends are in arrears with respect to its $3.00 Convertible Exchangeable Preferred Stock or 7% Convertible Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated historical financial data presented below have been derived from the annual audited consolidated financial statements of Chancellor Media and CMCLA for, and as of the end of, each of the years in the five-year period ended December 31, 1998. The consolidated historical financial results of Chancellor Media and CMCLA are not comparable from year to year because of the various acquisitions and dispositions by Chancellor Media and CMCLA during the periods covered. This data should be read in conjunction with the consolidated financial statements of Chancellor Media and CMCLA and with the related notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in Part II -- Item 7 herein.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1994       1995         1996         1997          1998
                                               --------   ---------   ----------   -----------   -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Gross revenues.............................  $125,478   $ 186,365   $  337,405   $   663,804   $ 1,440,357
  Net revenues...............................   109,516     162,931      293,850       582,078     1,273,856
  Operating expenses excluding depreciation
    and amortization.........................    68,852      97,674      174,344       316,248       682,061
  Depreciation and amortization..............    30,596      47,005       93,749       185,982       446,338
  Corporate general and administrative
    expense..................................     2,672       4,475        7,797        21,442        36,722
  Executive severance charge(1)..............        --          --           --            --        63,661
                                               --------   ---------   ----------   -----------   -----------
  Operating income...........................     7,396      13,777       17,960        58,406        45,074
  Interest expense...........................    13,809      19,199       37,527        85,017       217,136
  Gain on disposition of assets..............    (6,991)         --           --       (18,380)     (123,845)
  Gain on disposition of representation
    contracts................................        --          --           --            --       (32,198)
  Other (income) expense, net................       539         236         (477)       (1,539)      (18,871)
                                               --------   ---------   ----------   -----------   -----------
  Income (loss) before income taxes and
    extraordinary item.......................        39      (5,658)     (19,090)       (6,692)        2,852
  Income tax expense (benefit)...............        --         192       (2,896)        7,802        33,751
  Dividends on preferred stock of
    subsidiary(2)............................        --          --           --        12,901        17,601
                                               --------   ---------   ----------   -----------   -----------
  Income (loss) before extraordinary item....        39      (5,850)     (16,194)      (27,395)      (48,500)
  Extraordinary loss, net of tax
    benefit(3)...............................     3,585          --           --         4,350        47,089
                                               --------   ---------   ----------   -----------   -----------
  Net loss...................................    (3,546)     (5,850)     (16,194)      (31,745)      (95,589)
  Preferred stock dividends(4)...............     4,830       4,830        3,820        12,165        25,670
                                               --------   ---------   ----------   -----------   -----------
  Net loss attributable to common
    stockholders.............................  $ (8,376)  $ (10,680)  $  (20,014)  $   (43,910)  $  (121,259)
                                               ========   =========   ==========   ===========   ===========
  Basic and diluted loss per common share
    before extraordinary item................  $   (.19)  $    (.26)  $     (.33)  $      (.41)  $      (.54)
                                               ========   =========   ==========   ===========   ===========
  Basic and diluted loss per common share....  $   (.32)  $    (.26)  $     (.33)  $      (.46)  $      (.88)
                                               ========   =========   ==========   ===========   ===========
  Weighted average common shares
    outstanding(5)...........................    26,004      41,442       60,414        95,636       137,979
CONSOLIDATED BALANCE SHEET DATA AT YEAR-END:
  Working capital............................  $ 15,952   $  30,556   $   41,421   $   112,724   $   188,193
  Intangible assets (net of accumulated
    amortization)............................   233,494     458,787      853,643     4,404,443     5,056,047
  Total assets...............................   297,990     552,347    1,020,959     4,968,875     7,227,907
  Long-term debt (including current
    portion)(6)..............................   174,000     201,000      358,000     2,573,000     4,096,000
  Redeemable preferred stock.................        --          --           --       331,208            --
  Stockholders' equity.......................   112,353     304,577      549,411     1,480,207     2,391,830
OTHER FINANCIAL DATA:
  EBITDA, before non-cash and non-recurring
    charges(7)...............................  $ 37,992   $  60,782   $  111,709   $   244,388   $   555,073
CASH FLOWS RELATED TO:
  Operating activities.......................  $ 19,880   $  39,693   $   47,481   $   139,514   $   267,631
  Investing activities.......................   (32,928)   (192,112)    (461,938)   (1,423,009)   (2,291,169)
  Financing activities.......................    11,683     154,633      414,087     1,297,019     2,019,210

         See accompanying notes to Selected Consolidated Financial Data

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Consists of a one-time charge related to the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company and Matthew
    E. Devine as Senior Vice President and Chief Financial Officer of the Company and new employment agreements entered into with certain members of executive management.

(2) For 1997, represents preferred stock dividends on the 12% Preferred Stock and the 12 1/4% Preferred Stock for the period September 5, 1997 to December 31, 1997. For 1998, represents preferred stock dividends on the 12% Preferred Stock for the period from January 1, 1998 through May 13, 1998 and on the 12 1/4% Preferred Stock for the period from January 1, 1998 through July 23, 1998. Such preferred stock was issued by CMCLA on September 5, 1997 in exchange for the substantially identical securities of Chancellor Radio Broadcasting Company, which was merged into CMCLA.

(3) Extraordinary losses consist of charges incurred in connection with various refinancings. These charges are reported net of the related tax benefit.

(4) For the years ended December 31, 1994, 1995 and 1996, represents preferred stock dividends on the Company's formerly outstanding convertible preferred stock. For the years ended December 31, 1997 and 1998, represents preferred stock dividends on the $3.00 Convertible Exchangeable Preferred Stock (issued on June 16, 1997) and preferred stock dividends on the 7% Convertible Preferred Stock (issued on September 5, 1997).

(5) Gives effect to the two-for-one common stock split effected in the form of a stock dividend paid on January 12, 1998 and to the three-for-two common stock split effected in the form of a stock dividend paid on August 26, 1996, retroactively adjusted for all periods presented.

(6) The current portion of the Company's long-term debt was $4,000, $4,000, $26,500, $0 and $0 at December 31, 1994, 1995, 1996, 1997 and 1998,
    respectively.

(7) EBITDA, before non-cash and non-recurring charges consists of operating income or loss excluding depreciation and amortization and non-cash and non-recurring charges. Although EBITDA, before non-cash and non-recurring charges is not calculated in accordance with generally accepted accounting principles, Chancellor Media believes that EBITDA, before non-cash and non-recurring charges is widely used by analysts, investors and others in the broadcast industry as a measure of operating performance. In addition, EBITDA, before non-cash and non-recurring charges is one of the financial measures by which certain covenants under Chancellor Media's indentures governing its long-term indebtedness are calculated. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Chancellor Media's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA, before non-cash and non-recurring charges does not take into account Chancellor Media's debt service requirements and other commitments and, accordingly, EBITDA, before non-cash and non-recurring charges is not necessarily indicative of amounts that may be available for reinvestment in Chancellor Media's business or other discretionary uses. In addition, Chancellor Media's calculation of EBITDA, before non-cash and non-recurring charges is not necessarily comparable to similarly titled measures reported by other companies.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                          1994       1995         1996         1997          1998
                                        --------   ---------   ----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Gross revenues......................  $125,478   $ 186,365   $  337,405   $   663,804   $ 1,440,357
  Net revenues........................   109,516     162,931      293,850       582,078     1,273,856
  Operating expenses excluding
     depreciation and amortization....    68,852      97,674      174,344       316,248       682,061
  Depreciation and amortization.......    30,596      47,005       93,749       185,982       446,338
  Corporate general and administrative
     expense..........................     2,672       4,475        7,797        21,442        36,722
  Executive severance charge(1).......        --          --           --            --        63,661
                                        --------   ---------   ----------   -----------   -----------
  Operating income....................     7,396      13,777       17,960        58,406        45,074
  Interest expense....................    13,809      19,199       37,527        85,017       217,136
  Gain on disposition of assets.......    (6,991)         --           --       (18,380)     (123,845)
  Gain on disposition of
     representation contracts.........        --          --           --            --       (32,198)
  Other (income) expense, net.........       539         236         (477)       (1,539)      (18,871)
                                        --------   ---------   ----------   -----------   -----------
  Income (loss) before income taxes
     and extraordinary item...........        39      (5,658)     (19,090)       (6,692)        2,852
  Income tax expense (benefit)........        --         192       (2,896)        7,802        33,751
                                        --------   ---------   ----------   -----------   -----------
  Income (loss) before extraordinary
     item.............................        39      (5,850)     (16,194)      (14,494)      (30,899)
  Extraordinary loss, net of tax
     benefit(2).......................     3,585          --           --         4,350        47,089
                                        --------   ---------   ----------   -----------   -----------
  Net loss............................    (3,546)     (5,850)     (16,194)      (18,844)      (77,988)
  Preferred stock dividends(3)........        --          --           --        12,901        17,601
                                        --------   ---------   ----------   -----------   -----------
  Net loss attributable to common
     stock............................  $ (3,546)  $  (5,850)  $  (16,194)  $   (31,745)  $   (95,589)
                                        ========   =========   ==========   ===========   ===========
CONSOLIDATED BALANCE SHEET DATA AT
  YEAR-END:
  Working capital.....................  $ 15,952   $  30,556   $   41,421   $   112,724   $   188,193
  Intangible assets (net of
     accumulated amortization)........   233,494     458,787      853,643     4,404,443     5,056,047
  Total assets........................   297,990     552,347    1,020,959     4,968,875     7,227,907
  Long-term debt (including current
     portion)(4)......................   174,000     201,000      358,000     2,573,000     4,096,000
  Redeemable preferred stock..........        --          --           --       331,208            --
  Stockholder's equity................   112,353     304,577      549,411     1,480,207     2,391,830
OTHER FINANCIAL DATA:
  EBITDA, before non-cash and non-
     recurring charges(5).............  $ 37,992   $  60,782   $  111,709   $   244,388   $   555,073
CASH FLOWS RELATED TO:
  Operating activities................  $ 19,880   $  39,693   $   47,481   $   139,514   $   267,631
  Investing activities................   (32,928)   (192,112)    (461,938)   (1,423,009)   (2,291,169)
  Financing activities................    11,683     154,633      414,087     1,297,019     2,019,210

         See accompanying notes to Selected Consolidated Financial Data

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Consists of a one-time charge related to the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company and Matthew
    E. Devine as Senior Vice President and Chief Financial Officer of the Company and new employment agreements entered into with certain members of executive management.

(2) Extraordinary losses consist of charges incurred in connection with various refinancings. These charges are reported net of the related tax benefit.

(3) For 1997, represents preferred stock dividends on the 12% Preferred Stock and the 12 1/4% Preferred Stock for the period September 5, 1997 to December 31, 1997. For 1998, represents preferred stock dividends on the 12% Preferred Stock for the period from January 1, 1998 through May 13, 1998 and on the 12 1/4% Preferred Stock for the period from January 1, 1998 through July 23, 1998. Such preferred stock was issued by CMCLA on September 5, 1997 in exchange for the substantially identical securities of Chancellor Radio Broadcasting Company, which was merged into CMCLA.

(4) The current portion of the Company's long-term debt was $4,000, $4,000, $26,500, $0 and $0 at December 31, 1994, 1995, 1996, 1997 and 1998,
    respectively.

(5) EBITDA, before non-cash and non-recurring charges consists of operating income or loss excluding depreciation and amortization and non-cash and non-recurring charges. Although EBITDA, before non-cash and non-recurring charges is not calculated in accordance with generally accepted accounting principles, CMCLA believes that EBITDA, before non-cash and non-recurring charges is widely used by analysts, investors and others in the broadcast industry as a measure of operating performance. In addition, EBITDA, before non-cash and non-recurring charges is one of the financial measures by which certain covenants under CMCLA's indentures governing its long-term indebtedness are calculated. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining CMCLA's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA, before non-cash and non-recurring charges does not take into account CMCLA's debt service requirements and other commitments and, accordingly, EBITDA, before non-cash and non-recurring charges is not necessarily indicative of amounts that may be available for reinvestment in CMCLA's business or other discretionary uses. In addition, CMCLA's calculation of EBITDA, before non-cash and non-recurring charges is not necessarily comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF STRATEGIC ALTERNATIVES

     On January 20, 1999, the Company announced that its Board of Directors engaged the investment banking firm of BT Alex. Brown Incorporated as financial advisor for the purpose of assisting management and the Board of Directors of Chancellor Media in developing, reviewing and structuring a range of strategic alternatives intended to maximize stockholder value. On February 11, 1999, the Company announced that it had added additional advisors Morgan Stanley Dean Witter, Hicks, Muse, Tate & Furst Incorporated, Goldman, Sachs & Co., Greenhill & Co., LLC and Chase Securities Inc. to assist in exploring these alternatives, which included the potential sale, merger or consolidation of the entire company or some of its operating assets.

     On March 15, 1999, Chancellor Media announced that it had completed the review of strategic alternatives and announced the following series of steps to better position the Company strategically, operationally and financially:

     LIN Merger Termination. On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN") to acquire LIN in a stock for stock transaction (the "LIN Merger"). On March 15, 1999, the Boards of Directors of the Company and LIN agreed to terminate the LIN Merger agreement. Additionally, the Company's Board of Directors approved the negotiation of the assignment of the Company's agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to LIN Television Corporation. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

     Executive Management Realignment. On March 15, 1999, the Company announced the following executive management changes:

     - the appointments of Thomas O. Hicks as Chief Executive Officer of the Company, of James E. de Castro as President and Chief Executive Officer of a newly created Chancellor Radio and Outdoor Group and of R. Steven Hicks, currently President and Chief Executive Officer of Capstar, as President and Chief Executive Officer of the newly created Chancellor Media Services Group;

     - the creation of an Office of the Chairman of the Company's Board of Directors, in which Mr. de Castro and Mr. Steven Hicks will join the Company's Chairman, Mr. Thomas Hicks, as Vice Chairmen;

     - the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer effective March 15, 1999;

     - the appointments of Kenneth J. O'Keefe as Chief Operating Officer of Chancellor Radio Group and James A. McLaughlin as President and Chief Operating Officer of Chancellor Outdoor Group;

     - the appointment of D. Geoffrey Armstrong, currently Chief Operating Officer of Capstar, as acting Chief Financial Officer, replacing Thomas
       P. McMillin, who also resigned from his executive positions with the Company effective March 15, 1999;

     - the resignation of Eric C. Neuman as the Company's Senior Vice President -- Strategic Development effective March 15, 1999;

     - the appointment of William S. Banowsky, Jr., currently Executive Vice President and General Counsel of Capstar, as the Company's General Counsel, replacing Richard A. B. Gleiner, who also resigned from his executive positions with the Company effective March 15, 1999.

     The Company is expected to record a significant non-recurring charge in the first quarter of 1999 in connection with the termination of the LIN Merger and, if completed, assignment of the Petry Media Corporation and Pegasus Broadcasting purchase agreements to LIN and the executive management realignment discussed above.

GENERAL

     Since 1995, the Company has engaged in an acquisition strategy concentrating on expanding its presence in the nation's largest radio markets. The Company's portfolio of radio stations that it owned and/or operated as of December 31, 1996, 1997 and 1998 follows:

                                                  MSA
MARKET                                          RANK(1)    1996    1997    1998
------                                          -------    ----    ----    ----
New York......................................     1         1       4       5
Los Angeles...................................     2         1       5       5
Chicago.......................................     3         7       7       7
San Francisco.................................     4         5       7       7
Philadelphia..................................     5         2       6       6
Detroit.......................................     6         5       7       7
Dallas/Ft. Worth..............................     7         1       4       6
Boston........................................     8         3       3       3
Washington, D.C. .............................     9         3       8       8
Houston.......................................    10         2       4       8
Miami/Ft. Lauderdale..........................    11         2       2       2
Atlanta.......................................    12        --       1       1
Puerto Rico...................................    13        --      --       8
Phoenix.......................................    15        --       6       8
San Diego.....................................    16        --      --       2
Nassau/Suffolk (Long Island)..................    17        --       2       2
Minneapolis/St. Paul..........................    18        --       7       7
Pittsburgh....................................    21        --       2       6
Denver........................................    23        --       5       6
Cleveland.....................................    24        --      --       1
Cincinnati....................................    26        --       4       4
Sacramento....................................    28        --       4       4
Riverside/San Bernardino......................    29        --       2       2
Charlotte.....................................    37         6      --      --
Orlando.......................................    39        --       4       4
Jacksonville..................................    52        --       2      --
                                                            --      --     ---
          Total...............................              38      96     119
                                                            ==      ==     ===

---------------

(1) Metropolitan Statistical Area ("MSA") rank obtained from BIA Research-Master Access Pro, Version 2.5 Radio Analysis Database (current as of February 24,
    1999), based upon 1998 gross revenue for the indicated markets.

     The Company will significantly increase its radio broadcasting presence upon consummation of the Capstar Merger, which is expected to be completed in the second or third quarter of 1999. The Capstar Merger will increase the Company's portfolio to approximately 465 radio stations serving 105 markets, thereby creating the nation's largest radio broadcasting company.

     The Company entered the media representation business with the acquisition of Katz in October 1997, and further broadened its media presence by entering the outdoor advertising business with the acquisition of Martin in July 1998 and Whiteco in December 1998.

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed. For a discussion of the various transactions completed and agreements entered into since January 1, 1996 as part of the Company's acquisition strategy, see Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net revenues for the year ended December 31, 1998 increased 118.8% to $1.3 billion compared to $582.1 million for the year ended December 31, 1997. Operating expenses excluding depreciation and amortization for 1998 increased 115.7% to $682.1 million compared to $316.2 million in 1997. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for 1998 increased 140.0% to $446.3 million compared to $186.0 million in 1997. The increase is primarily due to the impact of the acquisitions completed during 1998.

     Corporate general and administrative expenses for 1998 increased 71.3% to $36.7 million compared to $21.4 million in 1997. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

     The executive severance charge of $63.7 million for 1998 includes one-time charges incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company and Matthew E. Devine as Senior Vice President and Chief Financial Officer and new employment agreements entered into with certain members of executive management.

     As a result of the above factors, operating income for 1998 decreased 22.8% to $45.1 million compared to $58.4 million in 1997.

     Interest expense for 1998 increased 155.4% to $217.1 million compared to $85.0 million in 1997. The net increase in interest expense was primarily due to
(i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the March 13, 1998 offering of 21,850,000 shares of common stock; (ii) the assumption of the 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997; (iii) the assumption of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") upon consummation of the acquisition of Katz on October 28, 1997; (iv) the issuance of the 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") by CMCLA on December 22, 1997; (v) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; and (vi) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998.

     The Company recorded a gain on disposition of assets of $123.8 million in 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles. The Company recorded a gain on disposition of assets of $18.4 million in 1997 related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), WEJM-FM in Chicago ($9.3 million), WEJM-AM in Chicago ($3.4 million) and the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco ($1.7 million).

     The Company recorded a gain on disposition of representation contracts of $32.2 million in 1998 related to its media representation operations. A buyout agreement is typically entered into for the purchase of representation contracts by a successor representation firm. The purchase price paid by the successor representation firm is based upon the historic commission income projected over the remaining contract period, including the evergreen or notice period, plus two months. The gain represents the sales proceeds received from a successor representation firm for the buyout of an existing media representation contract, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     The provision for income tax expense of $33.8 million for the year ended December 31, 1998 is comprised of current federal and state income taxes of $5.0 million and a deferred federal income tax expense of $28.8 million.

     The Company recorded an extraordinary charge of $47.1 million, net of a tax benefit of $25.4 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offer for the 12% Subordinated Exchange Debentures due 2009 and the tender offer for the 12 1/4% Subordinated Exchange Debentures due 2008. The Company recorded an extraordinary charge of $4.4 million, net of a tax benefit of $2.3 million, in 1997, consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of the Company's senior credit facility on April 25, 1997.

     Dividends on preferred stock of subsidiary increased $4.7 million to $17.6 million in 1998 compared to $12.9 million in 1997. The preferred stock of subsidiaries consisted of (i) CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") which was issued in September 1997 as part of the merger with Chancellor Broadcasting Company and was subsequently exchanged in May 1998 for CMCLA's 12% Debentures and (ii) CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") which was issued in September 1997 as part of the merger with Chancellor Broadcasting Company and was subsequently exchanged in July 1998 for CMCLA's 12 1/4% Debentures.

     Dividends on Chancellor Media's preferred stock were $25.7 million in 1998 compared to $12.2 million in 1997. The increase is due to the issuance of the Chancellor Media $3.00 convertible exchangeable preferred stock in June 1997 and the issuance of the Chancellor Media 7% convertible preferred stock in September 1997 as part of the merger with Chancellor Broadcasting Company.

     As a result of the above factors, the Company incurred a $121.3 million net loss attributable to common stockholders in 1998 compared to a $43.9 million net loss in 1997.

     The basic and diluted net loss per common share in 1998 was $0.88 compared to a $0.46 basic and diluted loss per common share in 1997.

     See Note 14 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the Company's business segments.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net revenues for the year ended December 31, 1997 increased 98.1% to $582.1 million compared to $293.9 million for the year ended December 31, 1996. Operating expenses excluding depreciation and amortization for 1997 increased 81.4% to $316.2 million compared to $174.3 million in 1996. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company.

     Depreciation and amortization for 1997 increased 98.4% to $186.0 million compared to $93.7 million in 1996. The increase is primarily due to the impact of the Viacom Acquisition and the merger with Chancellor Broadcasting Company, as well as other acquisitions completed during 1997.

     Corporate general and administrative expenses for 1997 increased 175.0% to $21.4 million compared to $7.8 million in 1996. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

     As a result of the above factors, operating income for 1997 increased 225.2% to $58.4 million compared to $18.0 million in 1996.

     Interest expense for 1997 increased 126.6% to $85.0 million compared to $37.5 million in 1996. The net increase in interest expense was primarily due to
(i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere offset by repayment of borrowings from the net proceeds of the Company's various radio station dispositions; (ii) the assumption of the 9 3/8% Notes and the 8 3/4% Notes upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997; and (iii) the assumption of the 10 1/2% Notes upon consummation of the acquisition of Katz on October 28, 1997.

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

     Dividends on preferred stock of subsidiary were $12.9 million in 1997, representing dividends on CMCLA's 12% Preferred Stock and 12 1/4% Preferred Stock issued in September 1997 as part of the merger with Chancellor Broadcasting Company.

     Dividends on Chancellor Media's preferred stock were $12.2 million in 1997 compared to $3.8 million in 1996. The increase in dividends is due to the issuance of Chancellor Media's $3.00 Convertible Preferred Stock in June 1997 and the issuance of Chancellor Media's 7% Convertible Preferred Stock in September 1997 as part of the merger with Chancellor Broadcasting Company, offset by the conversion of a total of 1,608,297 shares of Chancellor Media's formerly outstanding convertible exchangeable preferred stock into a total of 10,051,832 shares of Chancellor Media's Common Stock and the redemption of the remaining 1,703 shares of formerly outstanding convertible exchangeable preferred stock during 1996.

     As a result of the above factors, the Company incurred a $43.9 million net loss attributable to common stockholders in 1997 compared to a $20.0 million net loss in 1996.

     The basic and diluted net loss per common share in 1997 was $0.46 compared to a $0.33 basic and diluted loss per common share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. Operating activities provided net cash of $267.6 million in 1998, $139.5 million in 1997 and $47.5 million in 1996. The Company historically has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of the Company's acquisition strategy.

     The total cash financing required to consummate the Pending Transactions is expected to be up to $434.3 million. The Company expects to receive $21.0 million in cash from the completion of the disposition of WMVP-AM in Chicago. Accordingly, the Company will require up to at least $413.3 million in additional financing to consummate the Pending Transactions. Although there can be no assurance, the Company expects that $90.0 million of such amount will be required to be borrowed during the second quarter of 1999 for the acquisition of Phoenix. The remaining $344.3 million may be required to be borrowed for the Capstar/ SFX Transaction over the three year period in which the Capstar/SFX Stations will be acquired. As the result of the Company's pending merger with Capstar, however, the Company is currently evaluating the treatment of the Capstar/SFX Transaction assuming the Capstar merger is completed. Accordingly, it is unclear when such amounts would be required to be borrowed by the Company, if at all. Depending on the timing of the consummation of the Pending Transactions and the status of the Capstar merger, the Company may need to obtain additional financing.

     The Company believes that amounts available under the senior credit facility will be used to finance the remaining Pending Transactions as well as future acquisitions. The senior credit facility currently provides for a total commitment of $2.5 billion, consisting of a $1.6 billion revolving credit facility and a $900.0 million term loan facility. At March 1, 1999, the Company had drawn $999.0 million of the revolving credit facility and $900.0 million of the term loan facility. Other potential sources of financing for the Pending Transactions and future acquisitions include cash flow from operations, additional debt or equity financings, the sale of non-core assets or a combination of those sources.

     In addition to debt service requirements under the senior credit facility, the Company is required to pay interest on CMCLA's senior notes and senior subordinated notes. Interest payment requirements on these notes are $214.9 million per year. Cash dividend requirements of the Company on Chancellor Media's $3.00 convertible exchangeable preferred stock and 7% convertible preferred stock are $25.7 million per year. Because the Company is a holding company with no significant assets other than the common stock of Chancellor Mezzanine Holdings Corporation, the Company will rely solely on dividends from Chancellor Mezzanine Holdings Corporation, which in turn is expected to distribute dividends paid to it by CMCLA and other subsidiaries to the Company, to permit the Company to pay cash dividends on the $3.00 convertible exchangeable preferred stock and the 7% convertible preferred stock. The senior credit facility and the indentures governing the senior notes and senior subordinated notes limit, but do not prohibit, CMCLA from paying such dividends to Chancellor Mezzanine Holdings Corporation.

     For additional information regarding the senior credit facility, the notes, the redeemable preferred stock and the preferred stock see Notes 7, 8 and 9, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

     Certain statements used in the preceding and following discussion and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of the Company are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of the Company; the restrictions imposed on the Company and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting, outdoor advertising and media representation businesses; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; the potential loss of outdoor advertising space due to the regulation of outdoor advertising; the potential loss of advertisers due to tobacco and alcohol industry regulation; and the control of the Company by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

     Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY-ISSUED ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.

YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Y2K issue and has developed an implementation plan. The Company uses purchased software programs for corporate financial reporting, radio broadcasting operations and media representation operations. The companies providing these software programs are Y2K compliant, and the Company has received Y2K compliance certificates from these software vendors. The Company uses proprietary software programs for its outdoor advertising operations and is in the process of reviewing various modifications and replacement plans. The Company estimates that approximately 30 percent of the outdoor systems' Y2K remediation has been completed as of March 1, 1999. The remaining remediation efforts are expected to be completed by the end of the third quarter of 1999. The Company's Y2K implementation plan also includes ensuring that its computer hardware and other equipment with embedded chips or processors are Y2K compliant.

     Costs associated with ensuring that the Company's existing systems are Y2K compliant and replacing certain existing systems are currently expected to be approximately $3.7 million, of which $0.8 million has been incurred through March 1, 1999. These costs, in conjunction with investments the Company is making in information systems and technology, are expected to reduce the risks associated with Y2K issues. Future costs are to be funded through the Company's operating cash flow.

     In addition, the Company reviews the computer systems of companies it intends to acquire in order to assess whether the systems are Y2K compliant. To the extent the systems are not Y2K compliant, the Company will develop an implementation plan to ensure the systems are Y2K compliant or will convert the systems to the Company's computer systems which are Y2K compliant. The Company continues its comprehensive review of the computer systems related to the pending merger with Capstar, expected to be consummated in the second quarter or early third quarter of 1999. The Company is in the process of reviewing various modifications and replacement plans related to the pending merger with Capstar. The costs associated with such efforts may be material. There is no guarantee that the systems of companies to be acquired by the Company in the future will be timely converted and would not have an adverse effect on the operations of the Company.

     The ability of third parties with whom the Company transacts business to adequately address their Y2K issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Y2K issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has begun development of contingency plans intended to mitigate any possible disruption in business that may result from certain of the Company's systems or the systems of third parties that are not Y2K compliant.

     The Y2K cost estimates are subject to change based on further analysis, and any change in the costs may be material. As solutions are implemented and new issues are recognized, the focus of the Company's efforts and costs to address the Y2K issue may be adjusted. Furthermore, the Company cannot guarantee that there will be no Y2K issues in spite of these efforts and if such modifications and replacements are not made, or are not completed in time, the Y2K issue could have a material impact on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

     The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

     The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at December 31, 1998 which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate. For the interest rate swaps and collars, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date. See Note 12 to the Consolidated Financial Statements included elsewhere in this Form 10-K for the methods and assumptions used to estimate the fair value of the financial instruments shown below.

                                                                                                                   FAIR VALUE
                            1999        2000        2001        2002        2003      THEREAFTER      TOTAL       OF LIABILITY
                          --------    --------    --------    --------    --------    ----------    ----------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Fixed rate debt (U.S.
  $)....................  $     --    $     --    $     --    $     --    $     --    $2,500,000    $2,500,000     $2,565,750
Average interest rate...        --          --          --          --          --          8.60%         8.60%
Variable rate debt (U.S.
  $)....................  $     --    $ 67,500    $157,500    $180,000    $316,000    $  875,000    $1,596,000     $1,596,000
  Average interest
    rate................        --        6.87%       6.93%       6.99%       7.04%         7.09%         6.98%
Interest rate swaps
  (variable to fixed)
  Notional amount.......  $910,000    $450,000    $300,000    $     --    $     --    $       --    $1,660,000     $   11,345
  Average pay rate......      6.12%       5.82%       5.13%         --          --            --          5.86%
  Average receive
    rate................      5.00%       5.02%       5.46%         --          --            --          5.09%
Interest rate collars
  Notional amount.......  $     --    $150,000    $     --    $     --    $     --    $       --    $  150,000     $    1,454
  Average pay rate......        --        5.50%         --          --          --            --          5.50%
  Average receive
    rate................        --        5.16%         --          --          --            --          5.16%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     KPMG LLP ("KPMG") has previously served as the auditors for Chancellor Media, CMCLA and their respective subsidiaries and has previously advised Chancellor Media, CMCLA and their respective subsidiaries on federal, state and local tax matters. After an evaluation by management of services provided by other independent accounting firms, Chancellor Media and CMCLA dismissed KPMG as their independent accountants on September 23, 1997, and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as the new independent accountants for Chancellor Media, CMCLA and their respective subsidiaries as of such date. The decision to dismiss KPMG was approved by the Board of Directors of Chancellor Media and CMCLA.

     KPMG's reports on the financial statements of Chancellor Media, CMCLA and their respective subsidiaries for 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years of Chancellor Media, CMCLA and their respective subsidiaries and the subsequent interim period preceding the dismissal, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report. In addition, during the two most recent fiscal years of Chancellor Media, CMCLA and their respective subsidiaries and the subsequent interim period preceding the dismissal, there were no events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

     During 1996 and 1995 and the subsequent interim period preceding the dismissal of KPMG, Chancellor Media, CMCLA and their respective subsidiaries did not consult with PricewaterhouseCoopers regarding (i) the application of accounting principles to a specified transaction (either completed or proposed),
(ii) the type of audit opinion that might be rendered on the financial statements of Chancellor Media, CMCLA and their respective subsidiaries or (iii) any matter that was the subject of a "disagreement" or a "reportable event" (as each term is defined in Item 304(a)(2)(ii) of Regulation S-K). However, PricewaterhouseCoopers previously served as the independent accountants for Chancellor and CRBC. In connection with the Chancellor Merger, Chancellor Media and CMCLA discussed with PricewaterhouseCoopers various financial statement issues related to its historical association with Chancellor and CRBC, and also discussed the various filings submitted by Chancellor Media, CMCLA, Chancellor and CRBC to the Securities and Exchange Commission in respect of the Chancellor Merger, which filings included or incorporated by reference the financial statements of Chancellor Media, CMCLA, Chancellor and CRBC.

     Chancellor Media and CMCLA previously provided KPMG with a copy of the disclosures they made with respect to the change in accountants in connection with the Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA. KPMG furnished Chancellor Media and CMCLA with a letter addressed to the Commission stating that it agreed with the statements made by Chancellor Media and CMCLA in such Current Report, except that it was not in a position to agree or disagree with the stated reasons for changing principal auditors, or with the statement that the change was approved by the board of directors, or with the statements made in the third paragraph of Item 4 of the Current Report on Form 8-K. A copy of KPMG's letter is incorporated as Exhibit 16.1 herein by reference to the Current Report on Form 8-K, dated September 23, 1997 and filed September 29, 1997, of Chancellor Media and CMCLA.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders. Information regarding the executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

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

     (b) Reports on Form 8-K.

          Current Report on Form 8-K, dated December 1, 1998 and filed December 15, 1998, as amended on Form 8-K/A filed December 16, 1998, to announce the acquisition of the outdoor advertising division of Whiteco Industries, Inc.

     (c) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.11(h)         -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
         2.11A(i)        -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated September
                            7, 1995.
         2.11B(i)        -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated January
                            11, 1996.
         2.12(j)         -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
         2.13(n)         -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
         2.14(o)         -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
         2.15(o)         -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
         2.16(o)         -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
         2.17(p)         -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.18(p)         -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
         2.19(p)         -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles (See
                            table of contents for list of omitted schedules).
         2.20(p)         -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
         2.21(p)         -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles
                            and Evergreen Media Corporation of Chicago.
         2.22(p)         -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.
         2.23(p)         -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM) (See
                            table of contents for list of omitted exhibits and
                            schedules).
         2.24(p)         -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (See table of
                            contents for list of omitted schedules).
         2.25(q)         -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
         2.26(q)         -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
         2.27(q)         -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
         2.28(r)         -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
         2.29(r)         -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19,1997.
         2.30(r)         -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund 11, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.31(r)         -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
         2.32(s)         -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/ WBAV-FM/ WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
         2.33(s)         -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).
         2.34(t)         -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
         2.35(t)         -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
         2.36(t)         -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
         2.41(y)         -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
         2.42(gg)        -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
         2.43(ss)        -- Letter Agreement, dated February 20, 1998, between CMCLA and Capstar Broadcasting Corporation.
         2.44(yy)        -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
         2.45(yy)        -- Unit and Stock Purchase Agreement by and among CMCLA,
                            Martin Media, L.P., Martin & MacFarlane, Inc., Nevada
                            Outdoor Systems, Inc., MW Sign Corp. and certain sellers
                            named therein, dated as of June 19, 1998 (see table of
                            contents for list of omitted schedules and exhibits).
         2.46(yy)        -- Agreement and Plan of Merger between Chancellor Media
                            Corporation and Ranger Equity Holdings Corporation dated
                            as of July 7, 1998.
         2.47(yy)        -- Asset Purchase Agreement: dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
         2.48(yy)        -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.49(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
         2.50(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners LP., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
         2.51(yy)        -- Stock Purchase and Merger Agreement, dated July 9, 1998, by and among Chancellor Media Corporation, Chancellor
                            Mexico LLC, Grupo Radio Centro, S.A. De C.V., and the
                            Selling Shareholders.
         2.52(ddd)       -- Agreement and Plan of Merger among Chancellor Media
                            Corporation, Capstar Broadcasting Corporation and CBC
                            Acquisition Company, Inc., dated as of August 26, 1998.
         2.53(zz)        -- Asset Purchase Agreement, dated August 30, 1998, by and among Chancellor Media Corporation of Los Angeles,
                            Whiteco Industries Inc. and Metro Management Associates.
         3.1C(ss)        -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media Corporation.
         3.2B(ss)        -- Amended and Restated Bylaws of Chancellor Media.
         3.3(ff)         -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles (formerly known as Evergreen
                            Media Corporation of Los Angeles).
         3.3A(qq)        -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles.
         3.4(ff)         -- Bylaws of Chancellor Media Corporation of Los Angeles.
         4.10(t)         -- Second Amended and Restated Loan Agreement dated as of
                            April 25, 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
         4.11(z)         -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
         4.15(aa)        -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.16(bb)        -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.17(cc)        -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
         4.18(dd)        -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.19(ee)        -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
         4.21(ff)        -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
         4.22(ff)        -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
         4.23(ff)        -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
         4.24(ff)        -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.
         4.25(qq)        -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
         4.26(hh)        -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.27(qq)        -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.28(qq)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8  3/4% Senior Subordinated Notes due 2007 of CMCLA.
         4.29(qq)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12  1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
         4.30(qq)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
         4.34(uu)        -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
         4.35(uu)        -- Second Supplement Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10  1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
         4.36(uu)        -- Third Amendment to Second Amended and Restated Loan
                            Agreement, dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
         4.37(uu)        -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
         4.38(vv)        -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
         4.39(ww)        -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
         4.40(yy)        -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.41(zz)        -- Indenture, dated as of September 30, 1998, governing the
                            9% Senior Subordinated Notes due 2008 of CMCLA.
         4.42(aaa)       -- Seventh Amendment to Second Amended and Restated Loan
                            Agreement, dated November 9, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
         4.43(zz)        -- Indenture, dated as of November 17, 1998, governing the
                            8% Notes due 2008 of CMCLA.
        10.23(xx)+       -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
        10.26(n)+        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
        10.28(o)+        -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
        10.30(qq)+       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
        10.31(qq)+       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
        10.32(qq)+       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
        10.33(qq)+       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
        10.34(qq)+       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
        10.35(ii)+       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
        10.36(jj)+       -- Chancellor Broadcasting Company 1996 Stock Award Plan.
        10.37(kk)+       -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
        10.38(ll)+       -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
        10.39(mm)+       -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neuman.
        10.40(nn)+       -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
        10.41(oo)+       -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
        10.44(vv)+       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
        10.45(vv)+       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
        10.46(yy)+       -- Chancellor Media Corporation 1998 Stock Option Plan.
        10.47(yy)+       -- Voting Agreement, among Chancellor Media Corporation and
                            Ranger Equity Partners, L.P. dated as of July 7, 1998.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.48(zz)+       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James E. de Castro.
        10.49(zz)+       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Matthew E. Devine.
        10.50(zz)+       -- Employment Agreement, dated as of June 1, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Eric C. Neuman.
        10.51(zz)+       -- Employment Agreement, dated as of August 18, 1998, by and among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James A. McLaughlin, Jr.
        10.52(bbb)+      -- Agreement, dated as of January 6, 1999, among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles, Matthew E. Devine and Vicki Devine.
        10.53(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Jeffrey A. Marcus.
        10.54(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and James E. de Castro.
        10.55(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Eric C. Neuman.
        10.56(ccc)+      -- Employment Agreement, dated as of October 1, 1998, by and among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Thomas P. McMillin.
        10.57(ccc)+      -- Amendment No. 1 to Employment Agreement, dated as of
                            January 6, 1999, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Thomas P. McMillin.
        10.58(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and James A. McLaughlin, Jr.
        10.59*+          -- Agreement, dated as of March 15, 1999, between Jeffrey A.
                            Marcus, Nancy Cain Marcus, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.60*+          -- Agreement, dated as of March 15, 1999, between Eric C.
                            Neuman, Elizabeth M. Neuman, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.61*+          -- Agreement, dated as of March 15, 1999, between Thomas P.
                            McMillin, Brigette McMillin, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        16.1(pp)         -- Letter from KPMG LLP to the Securities and Exchange
                            Commission dated September 29, 1997.
        21.1(ccc)        -- Subsidiaries of Chancellor Media Corporation.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        21.2*            -- Subsidiaries of Chancellor Media Corporation of Los
                            Angeles.
        23.1*            -- Consent of PricewaterhouseCoopers LLP.
        23.2*            -- Consent of KPMG LLP.
        27.1*            -- Financial Data Schedule of Chancellor Media Corporation.
        27.2*            -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

*     Filed herewith.

+     Compensatory plan or arrangement.

(a) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-1, as amended (Reg. No. 33-60036), of Evergreen Media Corporation ("Evergreen").

(f) Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).

(h) Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated July 14, 1995.

(i) Incorporated by reference to the identically numbered exhibit to Evergreens Current Report on Form 8-K dated January 17, 1996.

(j) Incorporated by reference to the identically numbered exhibit to Evergreens Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995.

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

(ff) Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-4 (Reg. No. 333-32259), dated July 29, 1997, as amended, of Evergreen Media Corporation of Los Angeles ("EMCLA").

(gg) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Evergreen and EMCLA for the quarterly period ending June 30, 1997.

(hh) Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for the quarterly period ending March 31, 1997.

(ii) Incorporated by reference to Exhibit 10.6 to Chancellor Broadcasting Company's Registration Statement on Form S-1 (Reg. No. 333-02782) filed February 9, 1996.

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

(ll) Incorporated by reference to Exhibit 4.24 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(mm) Incorporated by reference to Exhibit 4.25 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(nn) Incorporated by reference to Exhibit 4.26 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(oo) Incorporated by reference to Exhibit 4.27 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(pp) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of September 23, 1997 and filed as of September 29, 1997.

(qq) Incorporated by reference to the identically numbered exhibit to the CMCLA's Registration Statement on Form S-4 (Reg. No. 333-36451), dated September 26, 1997, as amended.

(ss) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of February 23, 1998 and filed as of February 27, 1998.

(tt) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media and the CMCLA for the fiscal year ended December 31, 1997.

(uu) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor and CMCLA for the fiscal year ended December 31, 1997.

(vv) Incorporated by reference to the identically numbered exhibit to CMCLA's Registration Statement on Form S-4 (Reg. No. 333-50739), dated April 22, 1998, as amended.

(ww) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending March 31, 1998.

(xx) Incorporated by reference to Exhibit 4.41 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

(yy) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending June 30, 1998.

(zz) Incorporated by reference to Exhibit 4.41 to CMCLA's Registration Statement on Form S-4 (Reg. No. 333-66971), initially filed November 9, 1998, as amended.

(aaa) Incorporated by reference to Exhibit 4.42 to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending September 30, 1998.

(bbb) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of January 7, 1999 and filed as of January 7, 1999.

(ccc) Incorporated by reference to the identically numbered exhibit to Chancellor Media's Registration Statement on Form S-4 (Reg. No. 333-72481), dated as of February 17, 1999, as amended.

(ddd) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending September 30, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1999.

                                            CHANCELLOR MEDIA CORPORATION
                                            CHANCELLOR MEDIA CORPORATION OF
                                              LOS ANGELES

                                            By    /s/ JAMES E. DE CASTRO
                                             -----------------------------------
                                                     James E. de Castro
                                                 Vice Chairman and President
                                               and Chief Executive Officer of
                                             Chancellor Radio and Outdoor Group

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ THOMAS O. HICKS                   Chairman of the Board and     March 25, 1999
-----------------------------------------------------    Chief Executive Officer
                   Thomas O. Hicks                       (Principal Executive
                                                         Officer)

               /s/ JAMES E. DE CASTRO                  Vice Chairman and President   March 26, 1999
-----------------------------------------------------    and Chief Executive
                 James E. de Castro                      Officer of Chancellor
                                                         Radio and Outdoor Group

                 /s/ R. STEVEN HICKS                   Vice Chairman and President   March 25, 1999
-----------------------------------------------------    and Chief Executive
                   R. Steven Hicks                       Officer of Chancellor
                                                         Media Services Group

               /s/ ANDREA ARCHER HULCY                 Vice President, Controller    March 30, 1999
-----------------------------------------------------    (Principal Accounting
                 Andrea Archer Hulcy                     Officer)

                /s/ OMAR A. CHOUCAIR                   Vice President, Finance       March 30, 1999
-----------------------------------------------------    (Principal Financial
                  Omar A. Choucair                       Officer)

                  /s/ STEVEN DINETZ                    Director                      March 28, 1999
-----------------------------------------------------
                    Steven Dinetz

                /s/ THOMAS J. HODSON                   Director                      March 26, 1999
-----------------------------------------------------
                  Thomas J. Hodson

              /s/ VERNON E. JORDAN, JR.                Director                      March 29, 1999
-----------------------------------------------------
                Vernon E. Jordan, Jr.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ MICHAEL J. LEVITT                  Director                      March 29, 1999
-----------------------------------------------------
                  Michael J. Levitt

                 /s/ PERRY J. LEWIS                    Director                      March 25, 1999
-----------------------------------------------------
                   Perry J. Lewis

                /s/ JEFFREY A. MARCUS                  Director                      March 29, 1999
-----------------------------------------------------
                  Jeffrey A. Marcus

                 /s/ JOHN H. MASSEY                    Director                      March 25, 1999
-----------------------------------------------------
                   John H. Massey

             /s/ LAWRENCE D. STUART, JR.               Director                      March 25, 1999
-----------------------------------------------------
               Lawrence D. Stuart, Jr.

                 /s/ J. OTIS WINTERS                   Director                      March 29, 1999
-----------------------------------------------------
                   J. Otis Winters

                         INDEX TO FINANCIAL STATEMENTS

                         (ITEM 14(a)1) AND ITEM 14(a)2)

CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES
  Report of Independent Accountants.........................    F-2
  Independent Auditors' Report..............................    F-3
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................    F-4
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997................................    F-5
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1996, 1997 and 1998...........    F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997
     and 1998...............................................    F-7
  Notes to Consolidated Financial Statements................    F-8
  Parent Company Condensed Balance Sheets as of December 31,
     1997 and 1998..........................................   F-38
  Parent Company Condensed Statements of Operations for the
     years ended December 31, 1996, 1997 and 1998...........   F-39
  Parent Company Condensed Statements of Cash Flows for the
     years ended December 31, 1996, 1997 and 1998...........   F-40
  Notes to Parent Company Condensed Financial Statements....   F-41
  Schedule II -- Valuation and Qualifying Accounts..........   F-42
CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES
  Report of Independent Accountants.........................   F-43
  Independent Auditors' Report..............................   F-44
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................   F-45
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997
     and 1998...............................................   F-46
  Consolidated Statements of Stockholder's Equity for the
     years ended December 31, 1996, 1997 and 1998...........   F-47
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997
     and 1998...............................................   F-48
  Notes to Consolidated Financial Statements................   F-49
  Schedule II -- Valuation and Qualifying Accounts..........   F-77

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Chancellor Media Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Chancellor Media Corporation and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 10, 1999, except as to Note 16, which is as of March 15, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Chancellor Media Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Chancellor Media Corporation (formerly Evergreen Media Corporation) and subsidiaries for the year ended December 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules for the year ended December 31, 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chancellor Media Corporation and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Dallas, Texas
January 31, 1997

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                 1997         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   16,584   $   12,256
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $15,580 in 1998.................     239,744      352,646
  Other current assets (note 3).............................      34,811       59,909
                                                              ----------   ----------
          Total current assets..............................     291,139      424,811
Property and equipment, net (note 4)........................     159,797    1,388,156
Intangible assets, net (note 5).............................   4,404,443    5,056,047
Other assets, net (note 3)..................................     113,496      358,893
                                                              ----------   ----------
                                                              $4,968,875   $7,227,907
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (note 6)............  $  178,415   $  236,618
Long-term debt (note 7).....................................   2,573,000    4,096,000
Deferred tax liabilities (note 10)..........................     361,640      453,134
Other liabilities...........................................      44,405       50,325
                                                              ----------   ----------
          Total liabilities.................................   3,157,460    4,836,077
                                                              ----------   ----------
Commitments and contingencies (notes 2, 7 and 11)
Redeemable preferred stock (note 8):
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding in 1997;
     liquidation preference of $121,274.....................     119,445           --
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding
     in 1997; liquidation preference of $223,519............     211,763           --
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................     110,000      110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....     299,500      299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 119,921,814 shares in
     1997 and 142,847,674 shares in 1998....................       1,199        1,428
  Paid-in capital...........................................   1,226,930    2,259,583
  Accumulated deficit.......................................    (157,422)    (278,681)
                                                              ----------   ----------
          Total stockholders' equity........................   1,480,207    2,391,830
                                                              ----------   ----------
                                                              $4,968,875   $7,227,907
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                1996       1997        1998
                                                              --------   --------   ----------
Gross revenues..............................................  $337,405   $663,804   $1,440,357
  Less agency commissions...................................    43,555     81,726      166,501
                                                              --------   --------   ----------
     Net revenues...........................................   293,850    582,078    1,273,856
                                                              --------   --------   ----------
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization...........................................   174,344    316,248      682,061
  Depreciation and amortization.............................    93,749    185,982      446,338
  Corporate general and administrative......................     7,797     21,442       36,722
  Executive severance charge (note 13)......................        --         --       63,661
                                                              --------   --------   ----------
     Operating expenses.....................................   275,890    523,672    1,228,782
                                                              --------   --------   ----------
     Operating income.......................................    17,960     58,406       45,074
                                                              --------   --------   ----------
Other (income) expense:
  Interest expense..........................................    37,527     85,017      217,136
  Interest income...........................................      (477)    (1,922)     (15,650)
  Gain on disposition of assets (note 2)....................        --    (18,380)    (123,845)
  Gain on disposition of representation contracts...........        --         --      (32,198)
  Other (income) expense, net...............................        --        383       (3,221)
                                                              --------   --------   ----------
     Other (income) expense, net............................    37,050     65,098       42,222
                                                              --------   --------   ----------
     Income (loss) before income taxes and extraordinary
       item.................................................   (19,090)    (6,692)       2,852
Income tax expense (benefit) (note 10)......................    (2,896)     7,802       33,751
Dividends on preferred stock of subsidiary (note 8).........        --     12,901       17,601
                                                              --------   --------   ----------
  Loss before extraordinary item............................   (16,194)   (27,395)     (48,500)
Extraordinary loss, net of income tax benefit (notes 7 and
  8)........................................................        --      4,350       47,089
                                                              --------   --------   ----------
          Net loss..........................................   (16,194)   (31,745)     (95,589)
Preferred stock dividends (note 9(a)).......................     3,820     12,165       25,670
                                                              --------   --------   ----------
  Net loss attributable to common stockholders..............  $(20,014)  $(43,910)  $ (121,259)
                                                              ========   ========   ==========
Basic and diluted loss per common share (notes 1(m) and 9):
  Before extraordinary item.................................  $   (.33)  $   (.41)  $     (.54)
  Extraordinary item........................................        --       (.05)        (.34)
                                                              --------   --------   ----------
          Net loss..........................................  $   (.33)  $   (.46)  $     (.88)
                                                              ========   ========   ==========
Weighted average common shares outstanding..................    60,414     95,636      137,979
                                                              ========   ========   ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                          CONVERTIBLE                                     CLASS B
                                        PREFERRED STOCK          COMMON STOCK          COMMON STOCK
                                     ---------------------   --------------------   -------------------    PAID-IN     ACCUMULATED
                                       SHARES      AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT
                                     ----------   --------   -----------   ------   ----------   ------   ----------   -----------
Balances at December 31, 1995......   1,610,000   $ 80,500    49,859,058   $ 499     6,232,132    $62     $  317,014    $ (93,498)
  Issuance of Common Stock in
    public offering (note 9(b))....          --         --    18,000,000     180            --     --        264,056           --
  Conversion of 1993 Preferred
    Stock (note 9(a))..............  (1,608,297)   (80,415)   10,051,832     100            --     --         80,315           --
  Redemption of 1993 Preferred
    Stock (note 9(a))..............      (1,703)       (85)           --      --            --     --             (5)          --
  Exercise of common stock options
    (note 9(d))....................          --         --       166,806       2            --     --            700           --
  Convertible preferred stock
    dividends (note 9(a))..........          --         --            --      --            --     --             --       (3,820)
  Net loss.........................          --         --            --      --            --     --             --      (16,194)
                                     ----------   --------   -----------   ------   ----------    ---     ----------    ---------
Balances at December 31, 1996......          --         --    78,077,696     781     6,232,132     62        662,080     (113,512)
  Issuance of $3.00 Convertible
    Preferred Stock (note 9(a))....   5,990,000    299,500            --      --            --     --        (11,692)          --
  Issuance of Common Stock in
    merger (note 9(b)).............          --         --    34,617,460     346            --     --        536,225           --
  Issuance of common stock options
    in merger (note 9(d))..........          --         --            --      --            --     --         34,977           --
  Issuance of 7% Preferred Stock in
    merger (note 9(a)).............   2,200,000    110,000            --      --            --     --             --           --
  Conversion of Class B Common
    Stock (note 9(b))..............          --         --     6,232,132      62    (6,232,132)   (62)            --           --
  Exercise of common stock options
    (note 9(d))....................          --         --       994,526      10            --     --          5,340           --
  Convertible preferred stock
    dividends (note 9(a))..........          --         --            --      --            --     --             --      (12,165)
  Net loss.........................          --         --            --      --            --     --             --      (31,745)
                                     ----------   --------   -----------   ------   ----------    ---     ----------    ---------
Balances at December 31, 1997......   8,190,000    409,500   119,921,814   1,199            --     --      1,226,930     (157,422)
  Issuance of Common Stock (note
    9(b))..........................          --         --    21,850,000     219            --     --        994,423           --
  Exercise of common stock options
    (note 9(c))....................          --         --     1,075,860      10            --     --         22,230           --
  Stock option compensation (note
    9(c))..........................          --         --            --      --            --     --         16,000           --
  Convertible preferred stock
    dividends (note 9(a))..........          --         --            --      --            --     --             --      (25,670)
  Net loss.........................          --         --            --      --            --     --             --      (95,589)
                                     ----------   --------   -----------   ------   ----------    ---     ----------    ---------
Balances at December 31, 1998......   8,190,000   $409,500   142,847,674   $1,428           --    $--     $2,259,583    $(278,681)
                                     ==========   ========   ===========   ======   ==========    ===     ==========    =========


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
Balances at December 31, 1995......   $  304,577
  Issuance of Common Stock in
    public offering (note 9(b))....      264,236
  Conversion of 1993 Preferred
    Stock (note 9(a))..............           --
  Redemption of 1993 Preferred
    Stock (note 9(a))..............          (90)
  Exercise of common stock options
    (note 9(d))....................          702
  Convertible preferred stock
    dividends (note 9(a))..........       (3,820)
  Net loss.........................      (16,194)
                                      ----------
Balances at December 31, 1996......      549,411
  Issuance of $3.00 Convertible
    Preferred Stock (note 9(a))....      287,808
  Issuance of Common Stock in
    merger (note 9(b)).............      536,571
  Issuance of common stock options
    in merger (note 9(d))..........       34,977
  Issuance of 7% Preferred Stock in
    merger (note 9(a)).............      110,000
  Conversion of Class B Common
    Stock (note 9(b))..............           --
  Exercise of common stock options
    (note 9(d))....................        5,350
  Convertible preferred stock
    dividends (note 9(a))..........      (12,165)
  Net loss.........................      (31,745)
                                      ----------
Balances at December 31, 1997......    1,480,207
  Issuance of Common Stock (note
    9(b))..........................      994,642
  Exercise of common stock options
    (note 9(c))....................       22,240
  Stock option compensation (note
    9(c))..........................       16,000
  Convertible preferred stock
    dividends (note 9(a))..........      (25,670)
  Net loss.........................      (95,589)
                                      ----------
Balances at December 31, 1998......   $2,391,830
                                      ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                            1996         1997          1998
                                                          ---------   -----------   -----------
Cash flows from operating activities:
  Net loss..............................................  $ (16,194)  $   (31,745)  $   (95,589)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation........................................      7,707        14,918        47,027
    Amortization of goodwill, intangible assets and
       other
       assets...........................................     86,042       171,064       399,311
    Executive severance.................................         --            --        16,000
    Provision for doubtful accounts.....................      2,179         5,174         5,684
    Deferred income tax expense (benefit)...............     (4,353)       (3,829)       28,718
    Gain on sale of representation contracts............         --            --       (32,198)
    Gain on disposition of assets.......................         --       (18,380)     (123,845)
    Dividends on preferred stock of subsidiary..........                   12,901        17,601
    Extraordinary loss, net of income tax benefit.......         --         4,350        47,089
    Changes in certain assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable..............................    (28,146)      (29,977)      (89,392)
       Other current assets.............................     (2,804)          733        (7,964)
       Accounts payable and accrued expenses............      3,991        20,004        58,027
       Other assets.....................................       (354)       (4,283)       (6,461)
       Other liabilities................................       (587)       (1,416)        3,623
                                                          ---------   -----------   -----------
         Net cash provided by operating activities......     47,481       139,514       267,631
                                                          ---------   -----------   -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired....................   (458,332)   (1,631,505)   (1,995,991)
  Issuance of note receivable...........................         --            --      (150,000)
  Escrow deposits on pending acquisitions...............    (17,000)       (4,655)           --
  Proceeds from sale of assets..........................     32,000       269,250            --
  Payments made on purchases of representation
    contracts...........................................         --       (31,456)      (32,410)
  Payments for cost basis investments...................         --            --       (30,000)
  Payments received on sales of representation
    contracts...........................................         --         9,296        26,500
  Capital expenditures..................................     (6,543)      (11,666)      (43,461)
  Other.................................................    (12,063)      (22,273)      (65,807)
                                                          ---------   -----------   -----------
         Net cash used by investing activities..........   (461,938)   (1,423,009)   (2,291,169)
                                                          ---------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..............    447,750     2,945,250     3,596,000
  Principal payments on long-term debt..................   (290,750)   (1,901,250)   (2,073,000)
  Net proceeds from issuance of common stock, preferred
    stock and warrants..................................    264,938       293,158     1,003,784
  Dividends on preferred stock..........................     (3,820)      (14,572)      (57,039)
  Payments for debt issuance costs......................     (3,941)      (25,567)      (47,318)
  Redemption of exchange debentures.....................         --            --      (403,217)
  Redemption of preferred stock.........................        (90)           --            --
                                                          ---------   -----------   -----------
         Net cash provided by financing activities......    414,087     1,297,019     2,019,210
                                                          ---------   -----------   -----------
Increase (decrease) in cash and cash equivalents........       (370)       13,524        (4,328)
Cash and cash equivalents at beginning of year..........      3,430         3,060        16,584
                                                          ---------   -----------   -----------
Cash and cash equivalents at end of year................  $   3,060   $    16,584   $    12,256
                                                          =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Chancellor Media Corporation (formerly known as Evergreen Media Corporation) ("Chancellor Media") (together with its subsidiaries, the "Company") is a diversified media company with operations in radio broadcasting, outdoor advertising and media representation. As of December 31, 1998, the Chancellor Radio Group portfolio (including 13 stations operated under time brokerage agreements) consisted of 119 radio stations (89 FM and 30 AM) concentrated in the top 30 markets in the United States and in Puerto Rico and a national radio network, the AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 66 million listeners in the United States (including approximately 39 million listeners from the Company's portfolio of stations). As of December 31, 1998, Chancellor Outdoor Group operated approximately 38,000 outdoor advertising display faces in 37 states. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States and for the Company's portfolio of stations.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of Chancellor Media and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Prepaid Land Leases

     The majority of the Company's outdoor advertising structures are located on leased land. Land rent is typically paid in advance for periods ranging from one to twelve months. Prepaid land leases are expensed ratably over the related rental term.

  (d) Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense as incurred.

  (e) Intangible Assets

     Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. Intangible assets resulting from acquisitions are valued based upon estimated fair values. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from one to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no revisions to the amortization periods are warranted.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (f) Debt Issuance Costs

     Costs related to the issuance of debt are capitalized and amortized over the terms of the related debt. In 1996, 1997 and 1998, the Company recorded amortization of debt issuance costs of $1,113, $1,337 and $3,768 respectively, which amounts are included in depreciation and amortization expense.

  (g) Barter Transactions

     The Company trades commercial air time and outdoor advertising space for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability relieved when commercials are broadcast or outdoor advertising space is utilized. Barter expense is recorded and the asset relieved when goods or services are received or used. Barter amounts are not significant to the Company's consolidated financial statements.

  (h) Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities which impacted operations.

  (i) Revenue Recognition

     Radio broadcast revenue is derived from the sale of advertising time to local and national advertisers and is recognized as advertisements are broadcast. Outdoor advertising revenue is derived from contracts with advertisers for the rental of outdoor advertising space and is recognized on an accrual basis ratably over the terms of the contracts, which generally cover periods of one month up to five years. Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm, Katz, and is recognized as advertisements are broadcast.

     Fees received or paid pursuant to time brokerage agreements are recognized as gross revenues or amortized to expense, respectively, over the term of the agreement.

  (j) Representation Contracts

     Representation contracts typically may be terminated by either party upon written notice one year after receipt of such notice. In accordance with industry practice, in lieu of termination, a buyout agreement is typically entered into for the purchase of such contracts by the successor representation firm. The purchase price paid by the successor representation firm is based upon the historical commission income projected over the remaining contract period, including the evergreen or notice period, plus two months.

     Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization was $380 and $10,862 for the years ended December 31, 1997 and 1998, respectively. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other (income) expense.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (k) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $37,042, $84,610 and $191,674 for interest in 1996, 1997 and 1998, respectively. Cash payments (refunds) for income taxes were $733, $11,079 and ($79) for 1996, 1997 and 1998, respectively.

  (l) Derivative Financial Instruments

     The Company's derivative financial instruments are used to manage well-defined interest rate risks related to interest on the Company's outstanding debt and are not used for trading purposes.

     As interest rates change under interest rate swap and collar agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company's exposure to credit loss is minimal as its interest rate swap agreements are with the participating banks under the Company's senior credit facility.

  (m) Basic and Diluted Loss Per Common Share

     Basic and diluted loss per common share is based on the weighted average shares of common stock outstanding during each year. Stock options, the $3.00 Convertible Exchangeable Preferred Stock and the 7% Convertible Preferred Stock are not included in the calculation as their effect would be antidilutive.

     On August 8, 1996, the Company declared a three-for-two stock split effected in the form of a stock dividend payable on August 26, 1996 to shareholders of record at the close of business on August 19, 1996. On December 18, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend payable on January 12, 1998 to shareholders of record at the close of business on December 29, 1997. All share and per share data (other than authorized share data) has been adjusted to give effect to the stock dividends.

  (n) Disclosure of Certain Significant Risks and Uncertainties

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

     In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1997 and 1998, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1996, 1997 or 1998.

  (o) Stock Option Plan

     The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 9(c) provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (p) Recently Issued Accounting Principle

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.

  (q) Reclassifications

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

     On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Broadcasting Company ("CBC") for $30,000 in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

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

     On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. ("Viacom") for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the Senior Credit Facility (as defined) of $552,559; (ii) $53,750 in escrow funds paid by the Company on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, the Company issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,808 which were used to repay

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES borrowings under the Senior Credit Facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sales. The combined net income of WJZW-FM, WZHF-AM and WBZS-AM of approximately $153 has been excluded from the consolidated statement of operations for the year ended December 31, 1997. The excess of the carrying amounts over the proceeds at the dates of sale approximated $894 and has been accounted for as an adjustment to the original purchase price of the Viacom Acquisition.

     On July 7, 1997, the Company sold the Federal Communications Commission ("FCC") authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, CBC sold the call letters "KSAN-FM" (which CBC previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and CBC entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, and on July 7, 1997, CBC changed the call letters of KSAN-FM to KYLD-FM. Upon the consummation of the Chancellor Merger (as defined herein), the Company changed the format of the new KYLD-FM to the format previously operated on the old KYLD-FM.

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

     On July 21, 1997, the Company entered into a time brokerage agreement with CBC whereby the Company began managing certain limited functions of CBC's stations KISQ-FM (formerly KBGG-FM), KNEW-AM and KABL-FM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

     On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) for $13,000 and KDFC-AM in San Francisco for $5,000 to affiliates of Douglas Broadcasting ("Douglas") for a total sales price of $18,000 in the form of a note receivable. The note receivable bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas was required to post a $1,000 letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among CBC, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) CBC was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the Company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of CBC Common Stock into 0.9091 shares of the Company's Common Stock, resulting in the issuance of 34,617,460 shares of the Company's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for CBC's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to CBC stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

     On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of Katz Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of Katz and its subsidiaries of $222,000 which included $122,000 of borrowings outstanding under the Katz senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of Katz) and (iii) estimated acquisition costs of $7,500.

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC for $26,000 in cash plus various other direct acquisition costs, of which $1,655 was previously paid by the Company as escrow funds and are classified as other assets at December 31, 1997. The Company had previously been programming KXPK-FM under a time brokerage agreement since September 1, 1997.

     On April 3, 1998, the Company exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 previously paid by the Company as escrow funds and classified as other assets at December 31, 1997) to Bonneville for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles and recognized a gain of $123,845. The Company had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WTJM-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On May 29, 1998, as part of the Capstar/SFX Transaction (defined below), the Company exchanged WAPE-FM and WFYV-FM in Jacksonville (valued at $53,000) for Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") station KODA-FM in Houston (the "Houston Exchange"). As part of the transaction, the Company also paid cash of $90,250 to the owners of KVET-AM, KVET-FM and KASE-FM, who simultaneously transferred such stations to Capstar.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     On June 1, 1998, the Company acquired WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash (including $2,062 for the purchase of the stations' accounts receivable) plus various other direct acquisition costs.

     On June 15, 1998, the Company's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include "Rockline", "Modern Rock Live", "Reelin' in the Years" and the concert series "Live from the Pit".

     On July 31, 1998, the Company acquired Martin Media L.P., Martin & MacFarlane, Inc. and certain affiliated companies ("Martin") for a total purchase price of $615,117 which consisted of $612,848 in cash including various other direct acquisition costs and the assumption of notes payable of $2,270. Martin is an outdoor advertising company with over 13,700 billboards and outdoor displays in 12 states serving 23 markets. As part of the Martin transaction, the Company acquired an asset purchase agreement with Kunz & Company and paid an additional $6,000 in cash for a purchase option deposit previously paid by Martin.

     On August 28, 1998, the Company acquired various syndicated programming shows of Casey Kasem and the related programming libraries for $7,150 in cash and $7,000 in the form of a note payable due August 2000. The note is payable in two equal annual installments of $3,500 each on August 28, 1999 and August 28, 2000.

     On October 23, 1998, the Company acquired Primedia Broadcast Group, Inc. and certain of its affiliates, which own and operate eight FM radio stations in Puerto Rico, for a purchase price of $75,619 including various other direct acquisition costs.

     On November 13, 1998, the Company acquired approximately 1,000 billboards and outdoor display faces from Kunz & Company for $40,264 in cash, of which $6,000 was previously paid as a purchase option deposit in connection with the Martin acquisition on July 31, 1998. The Company had previously been operating these properties under a management agreement effective July 31, 1998.

     On December 1, 1998, the Company acquired the assets and working capital of the outdoor advertising division of Whiteco Industries, Inc. ("Whiteco"), including approximately 22,500 billboards and outdoor displays in 34 states, for $981,698 in cash including various other direct acquisition costs.

     Between September and December 1998, the Company acquired approximately 670 additional billboards and outdoor displays in various markets for approximately $23,582 in cash.

     The acquisitions discussed above were accounted for as purchases, and are subject to certain adjustments. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities accounted for as purchases from the dates of acquisition.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     A summary of the net assets acquired follows:

                                                      1996        1997         1998
                                                    --------   ----------   ----------
Cash and cash equivalents.........................  $  1,011   $    9,724   $    7,826
Accounts receivable, net..........................    13,618      129,907       31,223
Other current assets..............................     1,125       27,596       16,098
Property and equipment............................    11,519      118,371    1,238,365
Assets held for sale..............................    32,000      131,000           --
Intangible assets.................................   465,824    3,823,746    1,133,062
Other assets......................................        --       26,742        1,195
Accounts payable and accrued expenses.............    (4,536)    (100,422)     (14,973)
Deferred tax liabilities..........................   (61,218)    (279,371)     (98,042)
Other liabilities.................................        --      (39,681)         (12)
                                                    --------   ----------   ----------
          Total net assets acquired...............   459,343    3,847,612    2,314,742
Less:
  Cash and cash equivalents acquired..............     1,011        9,724        7,826
  Prior year escrow payments......................        --       17,000        4,655
  Notes payable...................................        --           --        9,270
  Long-term debt assumed..........................        --    1,171,000           --
  Redeemable preferred stock issued...............        --      335,787           --
  Preferred stock issued..........................        --      111,048           --
  Common stock issued.............................        --      536,571           --
  Stock options assumed...........................        --       34,977           --
  Gain on exchange................................        --           --      123,845
  Assets transferred in exchange..................        --           --      173,155
                                                    --------   ----------   ----------
Cash paid for acquisitions........................  $458,332   $1,631,505   $1,995,991
                                                    ========   ==========   ==========

     The pro forma consolidated condensed results of operations data for 1997 and 1998, as if the 1997 and 1998 acquisitions and dispositions discussed above, the 1997 preferred stock offering described in note 9, the 8 1/8% Notes offering described in note 7(f), the 9% Notes offering described in note 7(g), the 8% Senior Notes offering described in note 7(b) and the amendment and restatement of the Senior Credit Facility described in note 7(a) occurred at January 1, 1997, follow:

                                                                     UNAUDITED
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
Net revenues................................................  $1,227,083   $1,460,968
Net loss....................................................    (200,485)     (92,054)
Basic and diluted loss per common share.....................       (1.67)       (0.85)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On January 21, 1999 and February 9, 1999, the Company acquired approximately 4,500 outdoor display faces from Triumph Outdoor Holdings and certain affiliated companies for $36,345 in cash including working capital and various other direct acquisition costs and is subject to certain adjustments.

     On January 28, 1999, the Company acquired Wincom Broadcasting Corporation which owns WQAL-FM in Cleveland. The Company had previously been operating WQAL-FM under a time brokerage agreement effective October 1, 1998. On February 2, 1999, the Company acquired five additional radio stations in Cleveland including (i) WDOK-FM and WRMR-AM from Independent Group Limited

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

Partnership, (ii) WZAK-FM from Zapis Communications and (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM. The six Cleveland stations were acquired for an aggregate purchase price of $282,970 in cash including working capital and is subject to certain adjustments.

     Subsequent to January 1, 1999, the Company acquired approximately 100 additional billboards and outdoor displays in various markets for approximately $8,178 in cash.

  (b) Pending Transactions

     On February 20, 1998, the Company entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, "the Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 in a series of purchases and exchanges over a period of three years (the "Capstar/SFX Transaction"). The Capstar/ SFX Stations were acquired by Capstar as part of Capstar's acquisition of SFX on May 29, 1998. On May 29, 1998, the Company completed the Houston Exchange (defined above) and began programming the remaining ten Capstar/SFX Stations under time brokerage agreements. The purchase price for the remaining ten Capstar/SFX Stations will be approximately $494,250. The Company is currently assessing whether the terms of the Capstar/SFX Transaction will be modified upon the consummation of the Capstar Merger.

     On August 14, 1998, the Company entered into an agreement to sell WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash. The Company entered into a time brokerage agreement to sell substantially all of the broadcast time of WMVP-AM effective September 10, 1998. Although there can be no assurance, the Company expects that the disposition of WMVP-AM will be consummated in the second quarter of 1999.

     On August 26, 1998, the Company and Capstar entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity (the "Capstar Merger"). Pursuant to this agreement, as amended, the Company will acquire Capstar in a merger of Capstar into a wholly-owned subsidiary of Chancellor Media. Each share of Chancellor Media common stock will represent one share in the combined entity. Each share of Capstar common stock will entitle the holder thereof to 0.4955 of a share of common stock of Chancellor Media. Upon consummation of its pending transactions, Capstar will own and operate or program approximately 340 radio stations serving 81 mid-sized markets nationwide. On February 1, 1999, the Company began operating WKNR-AM in Cleveland, a station owned by Capstar, under a time brokerage agreement. The Capstar Merger is subject to stockholder approval of both the Company and Capstar. Although there can be no assurance, the Company expects that the Capstar Merger will be consummated in the second quarter or early third quarter of 1999.

     On September 15, 1998, the Company entered into an agreement to acquire KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash. The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998. Although there can be no assurance, the Company expects that the Phoenix acquisition will be consummated in the second quarter of 1999.

     Consummation of each of the transactions discussed above is subject to various conditions, including, in most cases, approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (c) Other Transactions

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under which the Company would acquire WFLN-FM from Secret for $37,750 in cash. In April 1997, the Company entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus applicable interest (the "WFLN Settlement"), and Secret received the balance of $550, plus applicable interest.

     On May 29, 1998, Capstar sold KKPN-FM in Houston (acquired by Capstar as part of Capstar's acquisition of SFX Broadcasting, Inc. ("SFX")) due to the attributable ownership of Hicks Muse in both Capstar and the Company in order to comply with the FCC's multiple ownership limits. In connection with Capstar's sale of KKPN-FM, the Company received a commission from Capstar of $1,730.

(3) OTHER ASSETS

     Other current assets consist of the following at December 31, 1997 and 1998:

                                                               1997      1998
                                                              -------   -------
Prepaid expenses and other..................................  $18,348   $42,451
Representation contracts receivable.........................   16,463    17,458
                                                              -------   -------
                                                              $34,811   $59,909
                                                              =======   =======

     Other assets consist of the following at December 31, 1997 and 1998:

                                                                1997       1998
                                                              --------   --------
Note receivable -- Capstar(a)...............................  $     --   $150,000
Note receivable -- Douglas (note 2).........................    18,000     18,000
Deferred debt issuance costs, less accumulated amortization
  of $943 in 1997 and $4,711 in 1998........................    24,624     66,959
Deferred costs on purchases of representation contracts,
  less accumulated amortization of $380 in 1997 and $11,242
  in 1998...................................................    35,411     56,719
Investments at cost(b)......................................        --     30,000
Representation contracts receivable.........................    12,187     14,181
Escrow deposits (note 2)....................................     4,655         --
Other.......................................................    18,619     23,034
                                                              --------   --------
                                                              $113,496   $358,893
                                                              ========   ========

---------------

(a) On May 29, 1998, the Company provided a loan (the "Capstar Loan") to Capstar in the principal amount of $150,000 as part of the Capstar/SFX Transaction. The Capstar Loan bears interest at the rate of 12% per annum (subject to increase in certain circumstances), and is secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan will be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. Hicks Muse, which is a

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES substantial shareholder of the Company, controls Capstar, and certain officers and directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

(b) On October 9, 1998, the Company acquired a non-voting interest in Z-Spanish Media Corporation for $25,000 in cash, which is accounted for under the cost method. Z-Spanish Media is the owner and operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois and provides Hispanic format network programming to an additional 28 affiliated radio stations. Also, on December 18, 1998, the Company acquired an interest in USA Digital Radio for $5,000 in cash, which is accounted for under the cost method. USA Digital Radio is a leading developer of In-Band On-Channel(TM) AM and FM digital audio broadcasting technology, which is designed to allow radio broadcasters to transmit both analog and digital signals simultaneously using existing frequency spectrum allocations.

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1997 and 1998:

                                               ESTIMATED USEFUL LIFE     1997        1998
                                               ---------------------   --------   ----------
Advertising structures.......................         15 years         $     --   $1,178,751
Transmitter and studio equipment.............       3-20 years           90,493       96,515
Buildings and improvements...................       3-35 years           36,914       58,491
Land.........................................               --           23,122       46,062
Furniture and fixtures.......................        5-7 years           15,554       24,765
Construction in progress.....................               --               --       13,114
Vehicles.....................................        5-7 years            2,870        7,625
Other equipment..............................          Various           23,576       35,914
                                                                       --------   ----------
                                                                        192,529    1,461,237
Less accumulated depreciation................                            32,732       73,081
                                                                       --------   ----------
                                                                       $159,797   $1,388,156
                                                                       ========   ==========

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 1997 and 1998:

                                             ESTIMATED USEFUL LIFE      1997         1998
                                             ---------------------   ----------   ----------
Broadcast licenses.........................       15-40 years        $3,593,384   $4,110,469
Goodwill...................................       15-40 years           631,739    1,086,083
Other......................................        1-40 years           491,272      532,011
                                                                     ----------   ----------
                                                                      4,716,395    5,728,563
Less accumulated amortization..............                             311,952      672,516
                                                                     ----------   ----------
                                                                     $4,404,443   $5,056,047
                                                                     ==========   ==========

     Other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition), (v) premium audience growth pattern (the value of expected above-average population growth in a given

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES market) and (vi) the fair market value of media representation contracts acquired in connection with the acquisition of Katz.

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1997 and 1998:

                                                                1997       1998
                                                              --------   --------
Accounts payable............................................  $ 78,990   $113,362
Accrued interest............................................    18,130     43,221
Accrued payroll.............................................    34,274     36,858
Representation contracts payable............................    21,680     24,859
Notes payable...............................................        --      4,198
Accrued dividends...........................................    16,120      2,353
Other accrued expenses......................................     9,221     11,767
                                                              --------   --------
                                                              $178,415   $236,618
                                                              ========   ========

(7) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1998:

                                                                 1997         1998
                                                              ----------   ----------
Senior Credit Facility(a)...................................  $1,573,000   $1,596,000
8% Senior Notes(b)..........................................          --      750,000
9 3/8% Notes(c).............................................     200,000      200,000
8 3/4% Notes(d).............................................     200,000      200,000
10 1/2% Notes(e)............................................     100,000      100,000
8 1/8% Notes(f).............................................     500,000      500,000
9% Notes(g).................................................          --      750,000
                                                              ----------   ----------
          Total long-term debt..............................  $2,573,000   $4,096,000
                                                              ==========   ==========

  (a) Senior Credit Facility

     The Company's senior credit facility, as amended on November 9, 1998 (the "Senior Credit Facility") provides for aggregate commitments under a revolving loan facility and a term loan facility of $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility on April 25, 1997, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge in 1997.

     Borrowings under the Senior Credit Facility bear interest at a rate which, at the option of the Company, is based on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the term loan facility at December 31, 1998 was 7.31%, based on Eurodollar rates, and the interest rate on the $680,000 and $16,000 of advances outstanding under the revolving loan facility were 7.31% on a blended basis and 8.5%, respectively, at December 31, 1998, based on the Eurodollar and prime rates, respectively. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee.

     Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in fixing or placing a cap on the Company's floating rate debt so that no less than 50% of the

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES principal amount of total debt outstanding has a fixed or capped rate. At December 31, 1998, interest rate swap agreements covering a notional balance of $1,810,000 were outstanding. These outstanding swap agreements mature from 1999 through 2002 and require the Company to pay fixed rates of 4.70% to 6.63% while the counterparty pays a floating rate based on the three-month London Interbank Borrowing Offered Rate ("LIBOR"). During the years ended December 31, 1996, 1997 and 1998, the Company recognized charges under its interest rate swap agreements of $111, $2,913 and $5,134 respectively. The Company's exposure to credit loss is minimal as its interest rate swap agreements are with the participating banks under the senior credit facility.

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

  (b) 8% Senior Notes

     On November 17, 1998, the Company issued $750,000 aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes") for estimated net proceeds of $730,000 in a private placement. Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999. The 8% Senior Notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the Applicable Premium (as defined in the indenture governing the 8% Senior Notes) plus accrued and unpaid interest. In addition, on or prior to November 1, 2001, the Company may redeem up to 25% of the original aggregate principal amount of the 8% Senior Notes at a redemption price equal to 108% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or CMCLA. Upon the occurrence of a change in control (as defined in the indenture governing the 8% Senior Notes), the holders of the 8% Senior Notes have the right to require the Company to repurchase all or any part of the 8% Senior Notes at a purchase price equal to 101% plus accrued and unpaid interest.

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

  (d) 8 3/4% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"). Interest on the 8 3/4% Notes is payable semiannually, commencing on December 15, 1997. The 8 3/4% Notes

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8 3/4% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of CMHC or CMCLA. Upon the occurrence of a change in control (as defined in the indenture governing the 8 3/4% Notes) on or prior to June 15, 2000, the 8 3/4% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 3/4% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8 3/4% Notes have the right to require the Company to repurchase all or any part of the 8 3/4% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

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

  (f) 8 1/8% Notes

     On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000 in a private placement and subsequently registered the 8 1/8% Notes on May 8, 1998. Interest on the 8 1/8% Notes is payable semiannually, commencing on June 15, 1998. The 8 1/8% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 8 1/8% Notes at a redemption price of 108.125% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or CMCLA. Also, upon the occurrence of a change in control (as defined in the indenture governing the 8 1/8% Notes), the 8 1/8% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 1/8% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8 1/8% Notes have the right to require the Company to repurchase all or any part of the 8 1/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (g) 9% Notes

     On September 30, 1998, the Company issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for estimated net proceeds of $730,000 in a private placement and subsequently registered the 9% Notes on December 10, 1998. Interest on the 9% Notes is payable semiannually, commencing on April 1, 1999. The 9% Notes mature on October 1, 2008 and are

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES redeemable, in whole or in part, at the option of the Company on and after October 1, 2003, at redemption prices ranging from 106.5% at October 1, 2003 and declining to 100% on October 1, 2008, plus in each case accrued and unpaid interest. In addition, on or prior to October 1, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 9% Notes at a redemption price of 109% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or CMCLA. Upon the occurrence of a change in control (as defined in the indenture governing the 9% Notes), the 9% Notes may be redeemed, on or prior to October 1, 2000, as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 9% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after October 1, 2000, the holders of the 9% Notes have the right to require the Company to repurchase all or any part of the 9% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (h) Other

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes, the 8 1/8% Notes and the 9% Notes (collectively, the "Subordinated Notes") are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of the Company.

     The 8% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment to the obligations of the Company under the Senior Credit Facility and existing and all other indebtedness of the Company not expressly subordinated to the 8% Senior Notes. However, because the 8% Senior Notes are unsecured, the 8% Senior Notes are effectively subordinated in right of payment to the Company's secured debt, including the Senior Credit Facility. The 8% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

     The Senior Credit Facility and the indentures governing the 8% Senior Notes and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. The Company is required under the Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined).

     A summary of the future maturities of long-term debt at December 31, 1998 follows:

1999........................................................  $       --
2000........................................................      67,500
2001........................................................     157,500
2002........................................................     180,000
2003........................................................     316,000
Thereafter..................................................   3,375,000

(8) REDEEMABLE PREFERRED STOCK

  (a) 12 1/4% Preferred Stock

     Upon consummation of the Chancellor Merger on September 5, 1997, the Company issued 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772. The liquidation preference of each share of

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

12 1/4% Preferred Stock was $119.445 plus accrued and unpaid dividends of $1,829 at December 31, 1997. The dividend rate on the 12 1/4% Preferred Stock was 12.25% per annum of the liquidation preference and was payable quarterly.

     On July 20, 1998, CMCLA completed a consent solicitation (the "12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Preferred Stock for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures (the "12 1/4% Exchange"). In connection with the 12 1/4% Preferred Stock Consent Solicitation and 12 1/4% Exchange, CMCLA incurred approximately $170 in transaction costs which were recorded as deferred debt issuance costs.

     On August 19, 1998, CMCLA completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $143,836 which included (i) the principal amount of the 12 1/4% Debentures of $119,445, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22,683, (iii) accrued and unpaid interest on the 12 1/4% Debentures from July 23, 1998 through August 19, 1998 of $1,138 and (iv) estimated transaction costs of $570. In connection with the 12 1/4% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

  (b) 12% Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807. The liquidation preference of each share of 12% Preferred Stock was $100.00 plus accrued and unpaid dividends of $11,756 at December 31, 1997. The dividend rate on the 12% Preferred Stock was 12% per annum of the liquidation preference and was payable semi-annually.

     On May 8, 1998, CMCLA completed a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Preferred Stock Consent Solicitation and 12% Exchange, CMCLA incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798,
(iii) accrued and unpaid interest on the 12% Debentures from May 13, 1998 through June 10, 1998 of $1,976 and (iv) estimated transaction costs of $958. In connection with the 12% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

(9) STOCKHOLDERS' EQUITY

  (a) Preferred Stock

     (i) 1993 Convertible Preferred Stock

     In October 1993, the Company issued 1,610,000 shares of $3.00 Convertible Exchangeable Preferred Stock (the "1993 Convertible Preferred Stock") for net proceeds of approximately $76,645. The Company

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES converted 1,608,297 shares of the 1993 Convertible Preferred Stock into 10,051,832 shares of the Company's Common Stock and redeemed the remaining 1,703 shares of 1993 Convertible Preferred Stock at $52.70 per share in 1996 (the "1996 Preferred Stock Conversion"). The 1993 Convertible Preferred Stock had a liquidation preference of $50.00 per share plus accrued and unpaid dividends and a dividend rate of $3.00 per share, payable quarterly.

     (ii) $3.00 Convertible Exchangeable Preferred Stock

     In June 1997, the Company issued 5,990,000 shares of Chancellor Media's $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") for net proceeds of $287,808. The liquidation preference of each share of Convertible Preferred Stock is $50.00 plus accrued and unpaid dividends of $749 at December 31, 1997 and 1998. Dividends on the $3.00 Convertible Preferred Stock are cumulative and payable quarterly commencing September 15, 1997 at a rate per annum of $3.00 per share, when, as and if declared by the Board of Directors of the Company. The $3.00 Convertible Preferred Stock is convertible at the option of the holder at any time unless previously redeemed or exchanged, into the Company's Common Stock, par value $.01 per share at a conversion price of $25.00 per share, subject to adjustment in certain events. The $3.00 Convertible Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after June 16, 1999, at redemption prices ranging from 104.8% and declining to 100% of the liquidation preference on or after June 15, 2007, plus in each case accrued and unpaid dividends, provided that on or prior to June 15, 2000, the closing price of the Common Stock has equaled or exceeded 150% of the conversion price for 20 out of any 30 consecutive trading days. The $3.00 Convertible Preferred Stock is exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, commencing September 15, 2000, for 6% Convertible Subordinated Exchange Debentures due 2012 (the "6% Exchange Debentures") at a rate of $50.00 principal amount of 6% Exchange Debentures for each share of $3.00 Convertible Preferred Stock. Upon the occurrence of a change in control (as defined in the certificate of designation governing the $3.00 Convertible Preferred Stock), holders will have special conversion rights, subject to cash redemption by the Company. The $3.00 Convertible Preferred Stock is senior in liquidation preference to the Common Stock of Chancellor Media and pari passu with the 7% Convertible Preferred Stock.

     (iii) 7% Convertible Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048. The liquidation preference of each share of 7% Convertible Preferred Stock is $50.00 plus accrued and unpaid dividends of $1,604 at December 31, 1997 and 1998. Dividends on the 7% Convertible Preferred Stock are cumulative and payable quarterly, commencing July 15, 1997. The 7% Convertible Preferred Stock is convertible at the option of the holder at any time unless previously redeemed or exchanged, into the Company's Common Stock, par value $.01 per share at a conversion price of $18.095 per share, subject to adjustment in certain events. The 7% Convertible Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 15, 2000, at redemption prices ranging from 104.9% at January 15, 2000 and declining to 100% of the liquidation preference on or after January 15, 2007, plus in each case accrued and unpaid dividends. Upon the occurrence of a change in control (as defined in the certificate of designation governing the 7% Convertible Preferred Stock), the holders of the 7% Convertible Preferred Stock have the right to require the Company to repurchase all or any part of the 7% Convertible Preferred Stock at a price of 101% of the liquidation preference, plus accrued and unpaid dividends. The 7% Convertible Preferred Stock is senior in liquidation preference to the Common Stock of Chancellor Media and pari passu with the $3.00 Convertible Preferred Stock.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

  (b) Common Stock

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

     On March 13, 1998, the Company completed an offering of 21,850,000 shares of its Common Stock for net proceeds of approximately $994,642. The net proceeds were used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of certain acquisitions and exchanges.

  (c) Stock Options

     The Company has established the 1992, 1993, 1995 and 1998 Key Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 15,105,000 shares of Common Stock. Options issued under the Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued under the 1993, 1995 and 1998 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of the Company's Common Stock on the date of issuance unless approved by the Compensation Committee of the Company's Board of Directors.

     In May 1995, the Company also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 900,000 shares of Common Stock. Options issued under the Director Plan have exercise prices equal to the fair market value of the Company's Common Stock on the date of issuance, vest over a three year period and have an expiration date of ten years subsequent to the date of issuance.

     In connection with the BPI Acquisition, the Company assumed outstanding options to purchase 310,276 shares of the Company's Common Stock (the "BPI Options"). The BPI Options vested and became exercisable on May 12, 1996 and have an expiration date of ten years subsequent to the original date of issuance by BPI.

     In connection with the Chancellor Merger, the Company assumed outstanding options to purchase 3,526,112 shares of the Company's Common Stock (the "Chancellor Options") with a fair value of $34,977. The Chancellor Options have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by CBC.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     The total options available for grant were 1,115,894 and 2,171,939 at December 31, 1997 and 1998, respectively.

     Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1996, 1997 and 1998:

                                     1996                   1997                   1998
                             --------------------   --------------------   ---------------------
                                         WEIGHTED               WEIGHTED                WEIGHTED
                                         AVERAGE                AVERAGE                 AVERAGE
                                         EXERCISE               EXERCISE                EXERCISE
                              SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                             ---------   --------   ---------   --------   ----------   --------
Outstanding at beginning of
  year.....................  2,579,748    $ 3.46    3,559,984    $ 5.97     8,826,696    $12.98
Granted....................  1,174,500     11.56    2,773,590     22.89     7,392,000     39.28
Assumed in acquisitions....         --        --    3,526,112      9.29            --        --
Exercised..................   (166,806)     4.27     (994,526)     5.43    (1,075,860)     9.55
Canceled...................    (27,458)     4.96      (38,464)    19.46      (316,847)    20.82
                             ---------              ---------              ----------
Outstanding at end of
  year.....................  3,559,984    $ 5.97    8,826,696    $12.98    14,825,989    $26.03
                             =========              =========              ==========
Options exercisable at year
  end......................  1,935,484              5,687,960              10,211,090
                             =========              =========              ==========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                       --------------------------------------------------   --------------------------------
                           NUMBER                                               NUMBER
                       OUTSTANDING AT   WEIGHTED AVERAGE      WEIGHTED      EXERCISABLE AT       WEIGHTED
      RANGE OF          DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,        AVERAGE
   EXERCISE PRICES          1998        CONTRACTUAL LIFE   EXERCISE PRICE        1998         EXERCISE PRICE
   ---------------     --------------   ----------------   --------------   ---------------   --------------
$0.01................       645,000        3.6 years           $ 0.01            645,000          $ 0.01
$4.13 to 6.17........     1,850,688        5.5 years             4.60          1,850,688            4.60
$10.67 to 15.81......     2,121,349        7.2 years            11.50          1,537,488           11.49
$17.05 to 24.13......     3,459,002        8.6 years            22.26          2,639,914           22.16
$26.38 to 32.13......     1,095,000        9.5 years            30.26            338,000           29.31
$37.31 to 48.38......     5,654,950        9.4 years            42.96          3,200,000           41.96
                         ----------                                           ----------
                         14,825,989                            $26.03         10,211,090          $22.42
                         ==========                                           ==========

     The weighted-average fair value of options granted during 1996, 1997 and 1998 which have exercise prices equal to or in excess of the market value of the Company's common stock on the date of issuance was $5.25, $10.25 and $17.50, respectively. The weighted-average fair value of options granted during 1998 which have exercise prices less than the market value of the Company's common stock on the date of issuance was $28.19.

     The Company applies APB Opinion No. 25 in accounting for its Employee Option Plans and, accordingly, no compensation cost is recognized in the consolidated financial statements for stock options which have exercise prices equal to or in excess of the market value of the Company's Common Stock on the date of issuance. A charge for stock compensation expense of $16,000 is included in executive severance charge for the year ended December 31, 1998 (see note
13). Had the Company determined compensation cost

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        1996       1997       1998
                                                      --------   --------   ---------
Net loss:
  As reported.......................................  $(16,194)  $(31,745)  $ (95,589)
  Pro forma.........................................   (19,249)   (44,639)   (160,687)
Basic and diluted loss per common share:
  As reported.......................................      (.33)      (.46)       (.88)
  Pro forma.........................................      (.38)      (.59)      (1.35)

     Pro forma net loss reflects only options granted subsequent to December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above.

     The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: expected stock volatility ranging from 39.9% to 44.5%; risk-free interest rates ranging from 4.8% to 6.0%; dividend yields of 0%; and expected lives ranging from three to seven years.

(10) INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:

                                                           1996      1997      1998
                                                          -------   -------   -------
Current tax expense:
  Federal...............................................  $   485   $ 6,840   $    --
  State.................................................      972     4,791     5,033
                                                          -------   -------   -------
Total current tax expense...............................    1,457    11,631     5,033
Deferred tax expense (benefit)..........................   (4,353)   (3,829)   28,718
                                                          -------   -------   -------
Total income tax expense (benefit)......................  $(2,896)  $ 7,802   $33,751
                                                          =======   =======   =======

     During 1997 and 1998, the Company incurred extraordinary losses in connection with various refinancings. The tax benefit related to the extraordinary losses were approximately $2,343 and $25,357 for the years ended December 31, 1997 and 1998, respectively. This tax benefit, which reduced current taxes payable, is separately allocated to the extraordinary item. See
Note 7(a) and Note 8. During 1998, the Company reduced current taxes payable by $13,098 due to a tax benefit received from the exercise of certain stock options.

     Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss from continuing operations for the years ended December 31, 1996, 1997 and 1998 as a result of the following:

                                                           1996      1997      1998
                                                          -------   -------   -------
Computed "expected" tax expense (benefit)...............  $(6,682)  $(2,342)  $   998
Amortization of goodwill................................    2,477     5,744    11,728
State income taxes, net of federal benefit..............      632     2,533     4,919
Non-deductible executive compensation...................       --        --    13,221
Non-deductible meals and entertainment..................      729     1,028     2,312
Other, net..............................................      (52)      839       573
                                                          -------   -------   -------
                                                          $(2,896)  $ 7,802   $33,751
                                                          =======   =======   =======

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1998 are presented below:

                                                                1997        1998
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss and credit carryforwards...............  $  38,552   $  76,755
  Accrued executive compensation and stock options..........      1,720      10,452
  Differences in book and tax bases related to media
     representation contracts...............................     39,908      27,233
  Differences in book and tax bases of lease liabilities....      4,727       4,727
  Other.....................................................      3,147       1,754
                                                              ---------   ---------
          Total deferred tax assets.........................     88,054     120,921
                                                              ---------   ---------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily related
     to acquisitions........................................   (445,992)   (567,221)
  Other.....................................................     (3,702)     (6,834)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (449,694)   (574,055)
                                                              ---------   ---------
          Net deferred tax liability........................  $(361,640)  $(453,134)
                                                              =========   =========

     Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1998 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1998, the Company has net operating loss carryforwards available to offset future taxable income of approximately $176,600, expiring from 2001 to 2018 and has alternative minimum tax credit carryforwards of approximately $4,700 that do not expire. Approximately $102,800 and $2,800 of the net operating loss and tax credit carryforwards, respectively, at December 31, 1998 are subject to annual use limitations under tax rules governing changes of ownership.

(11) COMMITMENTS AND CONTINGENCIES

     The Company has long-term operating leases for office space, certain broadcasting facilities and equipment and the majority of the land occupied by its outdoor advertising structures. The leases expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $5,462, $10,913 and $39,427 for 1996, 1997 and 1998, respectively. Future minimum lease

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are as follows:

Year ending December 31:
  1999......................................................  $   67,218
  2000......................................................      66,957
  2001......................................................      64,904
  2002......................................................      63,501
  2003......................................................      62,992
  Thereafter................................................   1,501,398

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of the Company. The defendants in the case include Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), LIN Television and some of Chancellor Media's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused the Company to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price when it acquired LIN; and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse, which is alleged to control the Company, and the directors of the Company named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs. Plaintiff, defendants and the Company had reached a tentative settlement of this lawsuit. However, as a result of the decision by the Boards of Directors of the Company and LIN to terminate the LIN Merger, the settlement will not proceed as planned.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of Chancellor Media and are similarly situated. The defendants in the case are named as Chancellor Media, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James
E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the proposed Capstar merger. The plaintiff seeks to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     On July 10, 1998, the Company entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V., an owner and operator of radio stations in Mexico, for approximately $120,500 in cash and $116,500 in Chancellor Media common stock. On October 15, 1998, the Company announced that it had provided notice to Grupo Radio that it was terminating the acquisition agreement in accordance with its terms. The Company has received notice from Grupo Radio requesting arbitration under the terms of the acquisition agreement of allegations that Chancellor Media wrongfully terminated that agreement, and the parties have commenced the arbitration process. The Company believes that it had a proper basis for terminating the agreement in accordance with its terms and intends to contest these allegations vigorously.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plans; however, no such contributions were made by the Company during 1996, 1997 or 1998.

(12) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  (a) Interest Rate Risk Management

     The Company enters into interest rate swaps and collars to diversify its risk associated with interest rate fluctuations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

     Under interest rate collars, the Company agrees with other parties to exchange, at specified intervals and interest rate levels, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. If the index rate is between the cap rate and floor rate, the Company does not receive or make any payments.

  (b) Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                      1997                        1998
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
                                            ----------    ----------    ----------    ----------
Notes receivable..........................  $   18,000    $   18,000    $  168,000    $  182,600
Long-term debt -- Senior Credit
  Facility................................   1,573,000     1,573,000     1,596,000     1,596,000
Long-term debt -- 8% Senior Notes.........          --            --       750,000       761,250
Long-term debt -- 9 3/8% Notes............     200,000       209,000       200,000       208,000
Long-term debt -- 8 3/4% Notes............     200,000       205,000       200,000       204,000
Long-term debt -- 10 1/2% Notes...........     100,000       110,000       100,000       110,000
Long-term debt -- 8 1/8% Notes............     500,000       500,000       500,000       495,000
Long-term debt -- 9% Notes................          --            --       750,000       787,500
Interest rate swaps and collars
  liability...............................          --         3,919            --        12,799
Redeemable preferred stock -- 12 1/4%
  Preferred Stock.........................     119,445       133,000            --            --
Redeemable preferred stock -- 12%
  Preferred Stock.........................     211,763       239,821            --            --
Preferred stock -- $3.00 Convertible
  Preferred Stock.........................     299,500       473,959       299,500       567,553
Preferred stock -- 7% Convertible
  Preferred Stock.........................     110,000       237,875       110,000       285,626

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

          Notes receivable: The fair value of notes receivable is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the third party.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

          Long-term debt: The fair values of the Company's 8% Senior Notes,
     9 3/8% Notes, 8 3/4% Notes, 10 1/2% Notes, 8 1/8% Notes, and 9% Notes are based on quoted market prices at December 31, 1997 and 1998. As amounts outstanding under the Company's Senior Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

          Interest rate swaps and collars: The fair value of the interest rate swap and collar contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would (receive) pay at the reporting date if the contracts were transferred to other parties or canceled by either party.

          Redeemable preferred stock: The fair values of the Company's 12 1/4% Preferred Stock and 12% Preferred Stock are based on December 31, 1997 quoted market prices.

          Preferred stock: The fair values of the Company's $3.00 Convertible Preferred Stock and 7% Convertible Preferred Stock are based on quoted market prices at December 31, 1997 and 1998.

(13) RELATED PARTY AND OTHER TRANSACTIONS

     As of December 31, 1998, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 16,944,371 shares of Common Stock of the Company. Mr. Hicks is Chairman of the Board and a director of the Company.

     The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997, with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, the Company pays to Hicks Muse Partners an annual fee of not less than $1,000, subject to increase or decrease (but not below $1,000), based upon changes in the consumer price index. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. The financial monitoring and oversight agreement provides that the agreement will terminate at the time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of Chancellor Media common stock beneficially owned by them, collectively, at the effective time of the Chancellor Merger. The Company paid Hicks Muse Partners $333 and $1,019 in 1997 and 1998, respectively, in connection with the financial monitoring and oversight agreement which is included in corporate general and administrative expense.

     In connection with the consummation of the Chancellor Merger, a financial advisory agreement among CBC, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the financial advisory agreement in respect of the transactions contemplated by the Chancellor Merger, HM2/Management was paid a fee of $10,000 in cash upon consummation of the Chancellor Merger in 1997 which was accounted for as a direct acquisition cost. As part of the termination of the financial advisory agreement, the Company paid Hicks Muse Partners $1,500 for financial advisory services in connection with the acquisition of Katz in 1997 which was accounted for as a direct acquisition cost.

     Vernon E. Jordan, Jr., a director of the Company, also serves on the board of directors of Bankers Trust Company and Bankers Trust Corporation. BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by the Company in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to the Company, and expect to continue to provide services to the Company in the future. Fees paid to BT Alex. Brown in 1998 were approximately $10,275.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     In connection with the Capstar/SFX Transaction, the Company (i) began programming ten radio stations owned by Capstar under time brokerage agreements effective May 29, 1998 and paid fees of $28,831 to Capstar related to these agreements during 1998 and (ii) provided a loan to Capstar in the principal amount of $150,000 (see note 3). Interest income on this note receivable was $10,600 during 1998. The Company also began operating Capstar's WKNR-AM in Cleveland under a time brokerage agreement effective February 1, 1999.

     The Company recorded revenue of $365 for the period October 28, 1997 to December 31, 1997 and $6,836 for the year ended December 31, 1998 for providing media representation services to Capstar. The Company paid or accrued $11,157 in 1998 in connection with Capstar's participation in the Company's AMFM Radio Networks and other transactions. The Company had a net receivable balance from Capstar of $748 at December 31, 1997, and a net payable to Capstar of $162 at December 31, 1998.

     In October and November 1998, LIN purchased two airplanes and subsequently entered into two lease agreements with respect to those airplanes with the Company. The leases expire in October 1999 and 2003, respectively, and in 1998, the Company paid approximately $415 to LIN under the leases.

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with James E. de Castro, the Company's Chief Operating Officer, and Matthew E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. On April 29, 1998, Jeffrey A. Marcus was named President and Chief Executive Officer, and the Company entered into an employment agreement with Mr. Marcus effective June 1, 1998. In connection with Mr. Ginsburg's resignation, the Company incurred a one-time executive severance charge of $59,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg; (ii) compensation expense of $16,000 related to the grant of 800,000 stock options to Mr. Ginsburg at an exercise price of $23.25 per share, (iii) consulting fees of $12,500 to be paid to Mr. Ginsburg over five years, (iv) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively, (v) execution bonuses of $1,000 each paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (vi) other costs incurred in connection with Mr. Ginsburg's resignation of $975. Subsequently, Matthew E. Devine resigned as Senior Vice President and Chief Financial Officer of the Company and from all appointments and positions with its respective subsidiaries and entered into a termination agreement with the Company. In connection with Mr. Devine's resignation, the Company incurred a one-time executive severance charge of $4,186 which consists of (i) a one-time cash payment of $2,000, (ii) bonus payments totaling $2,033 and (iii) other costs of $153.

(14) SEGMENT DATA

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information. Certain information disclosed in the prior year has been restated to conform to the provisions of SFAS No. 131. Intersegment revenue is included in the segment totals for internal reporting. This intercompany revenue is eliminated in consolidation. The accounting policies of the segments are the same as those described in note 1.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     The Company conducts business in three distinct operating segments consisting of radio broadcasting, outdoor advertising and media representation. Information about each of the operating segments follows:

  (a) Chancellor Radio Group -- radio broadcasting

     The Chancellor Radio Group portfolio consisted of 119 radio stations (89 FM and 30 AM) concentrated in the top 30 markets in the United States and in Puerto Rico at December 31, 1998, including 13 stations operated under time brokerage agreements. As of December 31, 1998, the Chancellor Radio Group owned superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets - New York, Los Angeles, Chicago, San Francisco, Philadelphia, Detroit, Dallas/Ft. Worth, Washington, D.C., Houston, Puerto Rico and Phoenix and in four other large markets - Minneapolis-St. Paul, Pittsburgh, Denver and Orlando. The Chancellor Radio Group also operates a national radio network, the AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 66 million listeners in the United States (including approximately 39 million listeners from the Company's portfolio of stations).

  (b) Chancellor Outdoor Group -- outdoor advertising

     The Chancellor Outdoor Group owned and operated approximately 38,000 outdoor advertising billboards and display faces in 37 states at December 31, 1998. The Company entered into the outdoor advertising business with the acquisition of Martin on July 31, 1998 and further expanded its outdoor advertising segment with the acquisition of Whiteco on December 1, 1998. The Chancellor Outdoor Group segment data includes the results of operations of each of the acquired entities from the date of acquisition.

  (c) Katz -- media representation

     The Company entered into the media representation business with the acquisition of Katz on October 28, 1997. Katz is a full-service media representation firm that sells national spot advertising time for its clients in the radio, television and cable industries throughout the United States. Katz is retained on an exclusive basis by radio stations, television stations and cable television systems in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. The media representation segment data includes the results of operations of Katz from the date of acquisition.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     Separate financial data for each of the Company's three business segments is provided below. The Company evaluates the performance of its segments based on the following:

                                                      1996        1997         1998
                                                    --------   ----------   ----------
Chancellor Radio Group -- radio broadcasting:
  Net revenues....................................  $293,850   $  548,856   $1,057,044
  Operating expenses..............................   174,344      297,085      551,037
  Depreciation and amortization...................    83,765      168,597      376,833
  Operating income................................    32,493       75,450      122,188
  Capital expenditures............................     6,015       10,544       18,736
  Identifiable assets.............................   875,768    4,265,038    4,649,127
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues....................................        --           --       47,605
  Operating expenses..............................        --           --       23,505
  Depreciation and amortization...................        --           --       25,986
  Operating loss..................................        --           --       (3,871)
  Capital expenditures............................        --           --        5,344
  Identifiable assets.............................        --           --    1,743,254
Katz -- media representation:
  Net revenues....................................        --       35,901      192,794
  Operating expenses..............................        --       21,842      131,106
  Depreciation and amortization...................        --        4,210       29,630
  Operating income................................        --        8,399       25,299
  Capital expenditures............................        --          436       15,190
  Identifiable assets.............................        --      495,951      528,238

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, executive severance expenses, corporate capital expenditures and general corporate assets were not allocated to business segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                          1996       1997      1998
                                                        --------   --------   -------
Intersegment net revenues.............................  $     --   $  2,679   $23,587
Intersegment operating expenses.......................        --      2,679    23,587
Unallocated depreciation and amortization.............     9,984     13,175    13,889
Unallocated corporate general and administrative
  expenses............................................     4,549     12,268    20,992
Unallocated executive severance.......................        --         --    63,661
Unallocated corporate capital expenditures............       528        686     4,191
Unallocated general corporate assets..................   145,191    207,886   307,288

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTER ENDED
                                                     ------------------------------------------------
                                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     --------   --------   ------------   -----------
1997:
  Net revenues.....................................  $ 81,897   $106,364     $145,022      $248,795
  Operating income.................................       568     16,968       15,002        25,868
  Income (loss) before extraordinary item..........    (6,011)     9,870       (6,000)      (25,254)
  Net income (loss) attributable to common
     stockholders..................................    (6,011)     4,821      (11,049)      (31,671)
  Basic and diluted income (loss) per common share:
     Before extraordinary item.....................     (0.07)      0.11        (0.12)        (0.27)
     Net income (loss).............................     (0.07)      0.06        (0.12)        (0.27)
1998:
  Net revenues.....................................  $233,557   $321,710     $343,829      $374,760
  Operating income (loss)..........................   (13,201)   (18,072)      38,010        38,337
  Income (loss) before extraordinary item..........   (68,571)    40,401        6,262       (26,592)
  Net income (loss) attributable to common
     stockholders..................................   (74,988)     2,118      (15,379)      (33,010)
  Basic and diluted income (loss) per common share:
     Before extraordinary item.....................     (0.60)      0.23           --         (0.23)
     Net income (loss).............................     (0.60)      0.01        (0.11)        (0.23)

     Basic and diluted loss per common share for the years ended December 31, 1997 and 1998 differs from the sum of basic and diluted loss per common share for the quarters during the respective year due to the different periods used to calculate weighted average shares outstanding.

(16) SUBSEQUENT EVENTS

     LIN Merger Termination. On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN") to acquire LIN in a stock for stock transaction (the "LIN Merger"). On March 15, 1999, the Boards of Directors of the Company and LIN agreed to terminate the LIN merger agreement.

     On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation, an independent television representation firm, for approximately $127,000 in cash and on September 3, 1998, the Company entered into an agreement to acquire Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company, for approximately $69,600 in cash. In connection with the termination of the LIN merger, on March 15, 1999, the Company's Board of Directors approved the negotiation of the assignment of the Company's agreements to acquire Petry and Pegasus to LIN Television Corporation. The assignment of these agreements is subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals and, accordingly, there can be no assurance that such agreements will be assigned by the Company at all.

     Executive Management Realignment. On March 15, 1999, the Company announced the following executive management changes:

     - the appointments of Thomas O. Hicks as Chief Executive Officer of the Company, of James E. de Castro as President and Chief Executive Officer of a newly created Chancellor Radio and Outdoor Group and of R. Steven Hicks, currently President and Chief Executive Officer of Capstar, as President and Chief Executive Officer of the newly created Chancellor Media Services Group;

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     - the creation of an Office of the Chairman of the Company's Board of Directors, in which Mr. de Castro and Mr. Steven Hicks will join the Company's Chairman, Mr. Thomas Hicks, as Vice Chairmen;

     - the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer effective March 15, 1999;

     - the appointments of Kenneth J. O'Keefe as Chief Operating Officer of Chancellor Radio Group and James A. McLaughlin as President and Chief Operating Officer of Chancellor Outdoor Group;

     - the appointment of D. Geoffrey Armstrong, currently Chief Operating Officer of Capstar, as acting Chief Financial Officer, replacing Thomas
       P. McMillin, who also resigned from his executive positions with the Company effective March 15, 1999;

     - the resignation of Eric C. Neuman as the Company's Senior Vice President -- Strategic Development effective March 15, 1999;

     - the appointment of William S. Banowsky, Jr., currently Executive Vice President and General Counsel of Capstar, as the Company's General Counsel, replacing Richard A. B. Gleiner, who also resigned from his executive positions with the Company effective March 15, 1999.

     The Company is expected to record a significant non-recurring charge in the first quarter of 1999 in connection with the termination for the LIN Merger and, if completed, assignment of the Petry Media Corporation and Pegasus Broadcasting purchase agreements to LIN and the executive management realignment discussed above.

     See note 11 for the current status of certain litigation related to the LIN Merger.

                                                                      SCHEDULE I

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                   CONDENSED BALANCE SHEETS -- PARENT COMPANY
                           DECEMBER 31, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 1997         1998
                                                              ----------   ----------
Investment in subsidiaries, at equity.......................  $1,480,207   $2,391,830
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities.................................................  $       --   $       --
Stockholders' equity:
  Preferred stock...........................................     409,500      409,500
  Common stocks.............................................       1,199        1,428
  Paid-in capital...........................................   1,226,930    2,259,583
  Accumulated deficit.......................................    (157,422)    (278,681)
                                                              ----------   ----------
          Total stockholders' equity........................   1,480,207    2,391,830
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,480,207   $2,391,830
                                                              ==========   ==========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF OPERATIONS -- PARENT COMPANY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1996       1997       1998
                                                              --------   --------   --------
Net loss -- equity in losses of unconsolidated
  subsidiaries..............................................  $(16,194)  $(31,745)  $(95,589)
                                                              ========   ========   ========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                              1996        1997         1998
                                                            ---------   ---------   ----------
Cash flows from operating activities:
  Net loss................................................  $ (16,194)  $ (31,745)  $  (95,589)
  Equity in undistributed losses of unconsolidated
     subsidiaries.........................................     16,194      31,745       95,589
                                                            ---------   ---------   ----------
          Net cash provided by operating activities.......         --          --           --
                                                            ---------   ---------   ----------
Cash flows from investing activities -- investment in
  subsidiaries............................................   (261,028)   (282,244)    (978,114)
                                                            ---------   ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, preferred stock
     and warrants.........................................    264,938     293,158    1,003,784
  Redemption of redeemable preferred stock................        (90)         --           --
  Dividends on preferred stock............................     (3,820)    (10,914)     (25,670)
  Distributions from subsidiaries.........................         --          --           --
                                                            ---------   ---------   ----------
          Net cash provided by financing activities.......    261,028     282,244      978,114
                                                            ---------   ---------   ----------
Net change in cash and cash equivalents...................         --          --           --
Cash and cash equivalents at beginning of year............         --          --           --
                                                            ---------   ---------   ----------
Cash and cash equivalents at end of year..................  $      --   $      --   $       --
                                                            =========   =========   ==========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED FINANCIAL STATEMENTS -- PARENT COMPANY

(1) GENERAL

     The accompanying condensed financial statements of Chancellor Media Corporation (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K.

(2) OBLIGATIONS, GUARANTEES AND COMMITMENTS

     On November 6, 1992, the Company organized a new wholly-owned subsidiary to which the Company transferred and assigned substantially all of its assets and liabilities. The Company has guaranteed the obligations under a loan agreement of this subsidiary (the "Senior Credit Facility"). Prior to such time the Company was the debtor on such obligations. See note 7 to consolidated financial statements of Chancellor Media Corporation and Subsidiaries regarding these obligations.

(3) OTHER

     See note 9 to consolidated financial statements of Chancellor Media Corporation and Subsidiaries for a description of the preferred stock, common stock and other equity securities of the Company.

                                                                     SCHEDULE II

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                             BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                  AT END
DESCRIPTION                                  OF PERIOD     EXPENSES    ACCOUNTS     WRITEOFFS   OF PERIOD
-----------                                  ----------   ----------   ---------    ---------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1998.............   $12,651       $5,684      $3,827(1)    $6,582      $15,580
                                              =======       ======      ======       ======      =======
  Year ended December 31, 1997.............   $ 2,292       $5,174      $7,049(1)    $1,864      $12,651
                                              =======       ======      ======       ======      =======
  Year ended December 31, 1996.............   $ 2,000       $2,179      $  156(1)    $2,043      $ 2,292
                                              =======       ======      ======       ======      =======

---------------

(1) Additions result from the application of purchase accounting relating to the Pyramid Acquisition in 1996, the Chancellor Merger, the Viacom Acquisition and the Katz Acquisition in 1997 and the acquisitions of WWDC-FM/AM, Martin Media, Primedia and the Outdoor Advertising Division of Whiteco in 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholder of
Chancellor Media Corporation of Los Angeles:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Chancellor Media Corporation of Los Angeles and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 10, 1999, except as to Note 16, which is as of March 15, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Chancellor Media Corporation of Los Angeles:

     We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of Chancellor Media Corporation of Los Angeles (formerly Evergreen Media Corporation of Los Angeles) and subsidiaries for the year ended December 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chancellor Media Corporation of Los Angeles and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Dallas, Texas
January 31, 1997

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                 1997         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   16,584   $   12,256
  Accounts receivable, less allowance for doubtful accounts
     of $12,651 in 1997 and $15,580 in 1998.................     239,744      352,646
  Other current assets (note 3).............................      34,811       59,909
                                                              ----------   ----------
          Total current assets..............................     291,139      424,811
Property and equipment, net (note 4)........................     159,797    1,388,156
Intangible assets, net (note 5).............................   4,404,443    5,056,047
Other assets, net (note 3)..................................     113,496      358,893
                                                              ----------   ----------
                                                              $4,968,875   $7,227,907
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses (note 6)............  $  178,415   $  236,618
Long-term debt (note 7).....................................   2,573,000    4,096,000
Deferred tax liabilities (note 10)..........................     361,640      453,134
Other liabilities...........................................      44,405       50,325
                                                              ----------   ----------
          Total liabilities.................................   3,157,460    4,836,077
                                                              ----------   ----------
Commitments and contingencies (notes 2, 7 and 11)
Redeemable preferred stock (note 8):
  Redeemable senior cumulative exchangeable preferred stock
     of subsidiary, par value $.01 per share; 1,000,000
     shares authorized, issued and outstanding in 1997;
     liquidation preference of $121,274.....................     119,445           --
  Redeemable cumulative exchangeable preferred stock of
     subsidiary, par value $.01 per share; 3,600,000 shares
     authorized and 2,117,629 shares issued and outstanding
     in 1997; liquidation preference of $223,519............     211,763           --
  Stockholder's equity (note 9):
  Common stock, $.01 par value. 1,040 shares authorized,
     issued and outstanding.................................           1            1
  Paid-in capital...........................................   1,637,628    2,670,510
  Accumulated deficit.......................................    (157,422)    (278,681)
                                                              ----------   ----------
          Total stockholder's equity........................   1,480,207    2,391,830
                                                              ----------   ----------
                                                              $4,968,875   $7,227,907
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1996       1997        1998
                                                              --------   --------   ----------
Gross revenues..............................................  $337,405   $663,804   $1,440,357
  Less agency commissions...................................    43,555     81,726      166,501
                                                              --------   --------   ----------
     Net revenues...........................................   293,850    582,078    1,273,856
                                                              --------   --------   ----------
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization...........................................   174,344    316,248      682,061
  Depreciation and amortization.............................    93,749    185,982      446,338
  Corporate general and administrative......................     7,797     21,442       36,722
  Executive severance charge (note 13)......................        --         --       63,661
                                                              --------   --------   ----------
     Operating expenses.....................................   275,890    523,672    1,228,782
                                                              --------   --------   ----------
     Operating income.......................................    17,960     58,406       45,074
                                                              --------   --------   ----------
Other (income) expense:
  Interest expense..........................................    37,527     85,017      217,136
  Interest income...........................................      (477)    (1,922)     (15,650)
  Gain on disposition of assets (note 2)....................        --    (18,380)    (123,845)
  Gain on disposition of representation contracts...........        --         --      (32,198)
  Other (income) expense, net...............................        --        383       (3,221)
                                                              --------   --------   ----------
     Other (income) expense, net............................    37,050     65,098       42,222
                                                              --------   --------   ----------
     Income (loss) before income taxes and extraordinary
       item.................................................   (19,090)    (6,692)       2,852
Income tax expense (benefit) (note 10)......................    (2,896)     7,802       33,751
                                                              --------   --------   ----------
     Loss before extraordinary item.........................   (16,194)   (14,494)     (30,899)
Extraordinary loss, net of income tax benefit (notes 7 and
  8)........................................................        --      4,350       47,089
                                                              --------   --------   ----------
     Net loss...............................................   (16,194)   (18,844)     (77,988)
Preferred stock dividends (note 8)..........................        --     12,901       17,601
                                                              --------   --------   ----------
          Net loss attributable to common stock.............  $(16,194)  $(31,745)  $  (95,589)
                                                              ========   ========   ==========

          See accompanying notes to consolidated financial statements.

             CHANCELLOR CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                            COMMON STOCK                                    TOTAL
                                           ---------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                           AMOUNT   SHARES    CAPITAL       DEFICIT        EQUITY
                                           ------   ------   ----------   -----------   -------------
Balances at December 31, 1995............    $1     1,000    $  398,074    $ (93,498)    $  304,577
Net capital contributed by Parent........    --        --       264,848           --        264,848
Dividend to Parent.......................    --        --            --       (3,820)        (3,820)
Net loss.................................    --        --            --      (16,194)       (16,194)
                                             --     -----    ----------    ---------     ----------
Balances at December 31, 1996............     1     1,000       662,922     (113,512)       549,411
Net capital contributed by Parent........    --        --       974,706           --        974,706
Dividend to Parent.......................    --        --            --      (12,165)       (12,165)
Issuance of common stock in connection
  with the Katz Acquisition..............    --        40            --           --             --
Net loss.................................    --        --            --      (31,745)       (31,745)
                                             --     -----    ----------    ---------     ----------
Balances at December 31, 1997............     1     1,040     1,637,628     (157,422)     1,480,207
Net capital contributed by Parent........    --        --     1,032,882           --      1,032,882
Dividend to Parent.......................    --        --            --      (25,670)       (25,670)
Net loss.................................    --        --            --      (95,589)       (95,589)
                                                    -----    ----------    ---------     ----------
Balances at December 31, 1998............    $1     1,040    $2,670,510    $(278,681)    $2,391,830
                                             ==     =====    ==========    =========     ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                            1996         1997          1998
                                                          ---------   -----------   -----------
Cash flows from operating activities:
  Net loss..............................................  $ (16,194)  $   (18,844)  $   (77,988)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation.......................................      7,707        14,918        47,027
     Amortization of goodwill, intangible assets and
       other assets.....................................     86,042       171,064       399,311
     Executive severance................................         --            --        16,000
     Provision for doubtful accounts....................      2,179         5,174         5,684
     Deferred income tax expense (benefit)..............     (4,353)       (3,829)       28,718
     Gain on sale of representation contracts...........         --            --       (32,198)
     Gain on disposition of assets......................         --       (18,380)     (123,845)
     Extraordinary loss, net of income tax benefit......         --         4,350        47,089
     Changes in certain assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable..............................    (28,146)      (29,977)      (89,392)
       Other current assets.............................     (2,804)          733        (7,964)
       Accounts payable and accrued expenses............      3,991        20,004        58,027
       Other assets.....................................       (354)       (4,283)       (6,461)
       Other liabilities................................       (587)       (1,416)        3,623
                                                          ---------   -----------   -----------
          Net cash provided by operating activities.....     47,481       139,514       267,631
                                                          ---------   -----------   -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired....................   (458,332)   (1,631,505)   (1,995,991)
  Issuance of note receivable...........................         --            --      (150,000)
  Escrow deposits on pending acquisitions...............    (17,000)       (4,655)           --
  Proceeds from sale of assets..........................     32,000       269,250            --
  Payments made on purchases of representation
     contracts..........................................         --       (31,456)      (32,410)
  Payments for cost basis investments...................         --            --       (30,000)
  Payments received on sales of representation
     contracts..........................................         --         9,296        26,500
  Capital expenditures..................................     (6,543)      (11,666)      (43,461)
  Other.................................................    (12,063)      (22,273)      (65,807)
                                                          ---------   -----------   -----------
          Net cash used by investing activities.........   (461,938)   (1,423,009)   (2,291,169)
                                                          ---------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..............    447,750     2,945,250     3,596,000
  Principal payments on long-term debt..................   (290,750)   (1,901,250)   (2,073,000)
  Net proceeds from issuance of common stock, preferred
     stock and warrants.................................    264,938       293,158     1,003,784
  Dividends to parent...................................     (3,820)      (10,914)      (25,670)
  Dividends on preferred stock..........................         --        (3,658)      (31,369)
  Payments for debt issuance costs......................     (3,941)      (25,567)      (47,318)
  Redemption of exchange debentures.....................         --            --      (403,217)
  Redemption of preferred stock.........................        (90)           --            --
                                                          ---------   -----------   -----------
          Net cash provided by financing activities.....    414,087     1,297,019     2,019,210
                                                          ---------   -----------   -----------
Increase (decrease) in cash and cash equivalents........       (370)       13,524        (4,328)
Cash and cash equivalents at beginning of year..........      3,430         3,060        16,584
                                                          ---------   -----------   -----------
Cash and cash equivalents at end of year................  $   3,060   $    16,584   $    12,256
                                                          =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles) ("CMCLA"), a wholly-owned subsidiary of Chancellor Media Corporation ("Chancellor Media"), (together with its subsidiaries, the "Company") is a diversified media company with operations in radio broadcasting, outdoor advertising and media representation. As of December 31, 1998, the Chancellor Radio Group portfolio (including 13 stations operated under time brokerage agreements) consisted of 119 radio stations (89 FM and 30
AM) concentrated in the top 30 markets in the United States and in Puerto Rico and a national radio network, the AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 66 million listeners in the United States (including approximately 39 million listeners from the Company's portfolio of stations). As of December 31, 1998, Chancellor Outdoor Group operated approximately 38,000 outdoor advertising display faces in 37 states. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States and for the Company's portfolio of stations.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of CMCLA and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Prepaid Land Leases

     The majority of the Company's outdoor advertising structures are located on leased land. Land rent is typically paid in advance for periods ranging from one to twelve months. Prepaid land leases are expensed ratably over the related rental term.

  (d) Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense as incurred.

  (e) Intangible Assets

     Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. Intangible assets resulting from acquisitions are valued based upon estimated fair values. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from one to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no revisions to the amortization periods are warranted.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

  (f) Debt Issuance Costs

     Costs related to the issuance of debt are capitalized and amortized over the terms of the related debt. In 1996, 1997 and 1998, the Company recorded amortization of debt issuance costs of $1,113, $1,337 and $3,768 respectively, which amounts are included in depreciation and amortization expense.

  (g) Barter Transactions

     The Company trades commercial air time and outdoor advertising space for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability relieved when commercials are broadcast or outdoor advertising space is utilized. Barter expense is recorded and the asset relieved when goods or services are received or used. Barter amounts are not significant to the Company's consolidated financial statements.

  (h) Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities which impacted operations.

  (i) Revenue Recognition

     Radio broadcast revenue is derived from the sale of advertising time to local and national advertisers and is recognized as advertisements are broadcast. Outdoor advertising revenue is derived from contracts with advertisers for the rental of outdoor advertising space and is recognized on an accrual basis ratably over the terms of the contracts, which generally cover periods of one month up to five years. Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm, Katz, and is recognized as advertisements are broadcast.

     Fees received or paid pursuant to time brokerage agreements are recognized as gross revenues or amortized to expense, respectively, over the term of the agreement.

  (j) Representation Contracts

     Representation contracts typically may be terminated by either party upon written notice one year after receipt of such notice. In accordance with industry practice, in lieu of termination, a buyout agreement is typically entered into for the purchase of such contracts by the successor representation firm. The purchase price paid by the successor representation firm is based upon the historical commission income projected over the remaining contract period, including the evergreen or notice period, plus two months.

     Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization was $380 and $10,862 for the years ended December 31, 1997 and 1998, respectively. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other (income) expense.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

  (k) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $37,042, $84,610 and $191,674 for interest in 1996, 1997 and 1998, respectively. Cash payments (refunds) for income taxes were $733, $11,079 and ($79) for 1996, 1997 and 1998, respectively.

  (l) Derivative Financial Instruments

     The Company's derivative financial instruments are used to manage well-defined interest rate risks related to interest on the Company's outstanding debt and are not used for trading purposes.

     As interest rates change under interest rate swap and collar agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company's exposure to credit loss is minimal as its interest rate swap agreements are with the participating banks under the Company's senior credit facility.

  (m) Omission of Per Share Information

     Net loss per share is not presented as such information is not meaningful. All of the issued and outstanding shares of the Company's common stock have been owned, directly or indirectly, by Chancellor Media during the three-year period ended December 31, 1998.

  (n) Disclosure of Certain Significant Risks and Uncertainties

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

     In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1997 and 1998, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1996, 1997 or 1998.

  (o) Stock Option Plan

     The Company does not have any stock compensation plans under which it grants stock awards to employees. Chancellor Media grants stock options to the Company's officers and other key employees on behalf the Company. Chancellor Media accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 9(b) provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

  (p) Recently Issued Accounting Principle

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.

  (q) Reclassifications

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

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

     On July 21, 1997, the Company entered into a time brokerage agreement with CRBC whereby the Company began managing certain limited functions of CRBC's stations KISQ (formerly KBGG-FM), KNEW-AM and KABL-FM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

     On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) for $13,000 and KDFC-AM in San Francisco for $5,000 to affiliates of Douglas Broadcasting ("Douglas") for a total sales price of $18,000 in the form of a note receivable. The note receivable bears interest at 7 3/4%, with a balloon principal payment due four years after closing. At closing, Douglas was required to post a $1,000 letter of credit for the benefit of the Company that will remain outstanding until all amounts due under the promissory note are paid.

     On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among Chancellor Broadcasting Company ("CBC"), CRBC, Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) CBC was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, Evergreen was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation ("CMHC"). Upon consummation of the Subsidiary Merger, the Company was renamed Chancellor Media Corporation of Los Angeles. Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of CBC Common Stock into 0.9091 shares of Chancellor Media's Common Stock, resulting in the issuance of 34,617,460 shares of Chancellor Media's Common Stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of the Company's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of the Company's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of Chancellor Media's 7% Convertible Preferred Stock in exchange for CBC's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to CBC stock option holders with a fair value of $34,977 and (vii) estimated acquisition costs of $31,000.

     On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of Katz Common Stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of Katz and its subsidiaries of $222,000 which included $122,000 of borrowings outstanding under the Katz senior credit facility and $100,000 of 10 1/2% Senior Subordinated Notes due 2007 of Katz Media Corporation (a subsidiary of Katz) and (iii) estimated acquisition costs of $7,500.

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM/AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC for $26,000 in cash plus various other direct acquisition costs, of which $1,655 was previously paid by the Company as escrow funds and are classified as other assets at December 31, 1997. The Company had previously been programming KXPK-FM under a time brokerage agreement since September 1, 1997.

     On April 3, 1998, the Company exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 previously paid by the Company as escrow funds and classified as other assets at December 31, 1997) to Bonneville for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles and recognized a gain of $123,845. The Company had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WTJM-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On May 29, 1998, as part of the Capstar/SFX Transaction (defined below), the Company exchanged WAPE-FM and WFYV-FM in Jacksonville (valued at $53,000) for Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") station KODA-FM in Houston (the "Houston Exchange"). As part of the transaction, the Company also paid cash of $90,250 to the owners of KVET-AM, KVET-FM and KASE-FM, who simultaneously transferred such stations to Capstar.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     On June 1, 1998, the Company acquired WWDC-FM/AM in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash (including $2,062 for the purchase of the stations' accounts receivable) plus various other direct acquisition costs.

     On June 15, 1998, the Company's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include "Rockline", "Modern Rock Live", "Reelin' in the Years" and the concert series "Live from the Pit".

     On July 31, 1998, the Company acquired Martin Media L.P., Martin & MacFarlane, Inc. and certain affiliated companies ("Martin") for a total purchase price of $615,117 which consisted of $612,848 in cash including various other direct acquisition costs and the assumption of notes payable of $2,270. Martin is an outdoor advertising company with over 13,700 billboards and outdoor displays in 12 states serving 23 markets. As part of the Martin transaction, the Company acquired an asset purchase agreement with Kunz & Company and paid an additional $6,000 in cash for a purchase option deposit previously paid by Martin.

     On August 28, 1998, the Company acquired various syndicated programming shows of Casey Kasem and the related programming libraries for $7,150 in cash and $7,000 in the form of a note payable due August 2000. The note is payable in two equal annual installments of $3,500 each on August 28, 1999 and August 28, 2000.

     On October 23, 1998, the Company acquired Primedia Broadcast Group, Inc. and certain of its affiliates, which own and operate eight FM radio stations in Puerto Rico, for a purchase price of $75,619 including various other direct acquisition costs.

     On November 13, 1998, the Company acquired approximately 1,000 billboards and outdoor display faces from Kunz & Company for $40,264 in cash, of which $6,000 was previously paid as a purchase option deposit in connection with the Martin acquisition on July 31, 1998. The Company had previously been operating these properties under a management agreement effective July 31, 1998.

     On December 1, 1998, the Company acquired the assets and working capital of the outdoor advertising division of Whiteco Industries, Inc. ("Whiteco"), including approximately 22,500 billboards and outdoor displays in 34 states, for $981,698 in cash including various other direct acquisition costs.

     Between September and December 1998, the Company acquired approximately 670 additional billboards and outdoor displays in various markets for approximately $23,582 in cash.

     The acquisitions discussed above were accounted for as purchases, and are subject to certain adjustments. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities accounted for as purchases from the dates of acquisition.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     A summary of the net assets acquired follows:

                                                      1996        1997         1998
                                                    --------   ----------   ----------
Cash and cash equivalents.........................  $  1,011   $    9,724   $    7,826
Accounts receivable, net..........................    13,618      129,907       31,223
Other current assets..............................     1,125       27,596       16,098
Property and equipment............................    11,519      118,371    1,238,365
Assets held for sale..............................    32,000      131,000           --
Intangible assets.................................   465,824    3,823,746    1,133,062
Other assets......................................        --       26,742        1,195
Accounts payable and accrued expenses.............    (4,536)    (100,422)     (14,973)
Deferred tax liabilities..........................   (61,218)    (279,371)     (98,042)
Other liabilities.................................        --      (39,681)         (12)
                                                    --------   ----------   ----------
          Total net assets acquired...............   459,343    3,847,612    2,314,742
Less:
  Cash and cash equivalents acquired..............     1,011        9,724        7,826
  Prior year escrow payments......................        --       17,000        4,655
  Notes payable...................................        --           --        9,270
  Long-term debt assumed..........................        --    1,171,000           --
  Redeemable preferred stock issued...............        --      335,787           --
  Preferred stock issued..........................        --      111,048           --
  Common stock issued.............................        --      536,571           --
  Stock options assumed...........................        --       34,977           --
  Gain on exchange................................        --           --      123,845
  Assets transferred in exchange..................        --           --      173,155
                                                    --------   ----------   ----------
Cash paid for acquisitions........................  $458,332   $1,631,505   $1,995,991
                                                    ========   ==========   ==========

     The pro forma consolidated condensed results of operations data for 1997 and 1998, as if the 1997 and 1998 acquisitions and dispositions discussed above, the 8 1/8% Notes offering described in note 7(f), the 9% Notes offering described in note 7(g), the 8% Senior Notes offering described in note 7(b) and the amendment and restatement of the Senior Credit Facility described in note 7(a) occurred at January 1, 1997, follow:

                                                                     UNAUDITED
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
Net revenues................................................  $1,227,083   $1,460,968
Net loss....................................................    (200,485)     (92,054)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On January 21, 1999 and February 9, 1999, the Company acquired approximately 4,500 outdoor display faces from Triumph Outdoor Holdings and certain affiliated companies for $36,345 in cash including working capital and various other direct acquisition costs and is subject to certain adjustments.

     On January 28, 1999, the Company acquired Wincom Broadcasting Corporation which owns WQAL-FM in Cleveland. The Company had previously been operating WQAL-FM under a time brokerage agreement effective October 1, 1998. On February 2, 1999, the Company acquired five additional radio stations in Cleveland including (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership,
(ii) WZAK-FM from Zapis Communications and (iii) Zebra Broadcasting Corporation which

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES owns WZJM-FM and WJMO-AM. The six Cleveland stations were acquired for an aggregate purchase price of $282,970 in cash including working capital and is subject to certain adjustments.

     Subsequent to January 1, 1999, the Company acquired approximately 100 additional billboards and outdoor displays in various markets for approximately $8,178 in cash.

  (b) Pending Transactions

     On August 14, 1998, the Company entered into an agreement to sell WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash. The Company entered into a time brokerage agreement to sell substantially all of the broadcast time of WMVP-AM effective September 10, 1998. Although there can be no assurance, the Company expects that the disposition of WMVP-AM will be consummated in the second quarter of 1999.

     On September 15, 1998, the Company entered into an agreement to acquire KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash. The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998. Although there can be no assurance, the Company expects that the Phoenix acquisition will be consummated in the second quarter of 1999.

     On February 20, 1998, Chancellor Media, parent company of CMCLA, entered into an agreement to acquire from Capstar KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, KODA-FM, KKRW-FM and KQUE-AM in Houston, KPLN-FM and KYXY-FM in San Diego and WDRV-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh (collectively, "the Capstar/SFX Stations") for an aggregate purchase price of approximately $637,500 in a series of purchases and exchanges over a period of three years (the "Capstar/SFX Transaction"). The Capstar/SFX Stations were acquired by Capstar as part of Capstar's acquisition of SFX on May 29, 1998. On May 29, 1998, Chancellor Media completed the Houston Exchange (defined above) and began programming the remaining ten Capstar/SFX Stations under time brokerage agreements. The purchase price for the remaining ten Capstar/SFX Stations will be approximately $494,250. Chancellor Media is currently assessing whether the terms of the Capstar/SFX Transaction will be modified upon the consummation of the Capstar Merger.

     On August 26, 1998, Chancellor Media and Capstar entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity (the "Capstar Merger"). Pursuant to this agreement, as amended, Chancellor Media will acquire Capstar in a merger of Capstar into a wholly-owned subsidiary of Chancellor Media. Each share of Chancellor Media common stock will represent one share in the combined entity. Each share of Capstar common stock will entitle the holder thereof to 0.4955 of a share of common stock of Chancellor Media. Upon consummation of its pending transactions, Capstar will own and operate or program approximately 340 radio stations serving 81 mid-sized markets nationwide. On February 1, 1999, the Company began operating WKNR-AM in Cleveland, a station owned by Capstar, under a time brokerage agreement. The Capstar Merger is subject to stockholder approval of both Chancellor Media and Capstar. Although there can be no assurance, Chancellor Media expects that the Capstar Merger will be consummated in the second quarter or early third quarter of 1999.

     Consummation of each of the transactions discussed above is subject to various conditions, including, in most cases, approval from the FCC and the expiration or early termination of any waiting period required under the HSR Act. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

  (c) Other Transactions

     On April 13, 1998, the Company and Secret entered into a settlement agreement regarding WFLN-FM in Philadelphia. Previously in August 1996, the Company and Secret had entered into an agreement under which the Company would acquire WFLN-FM from Secret for $37,750 in cash. In April 1997, the Company

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES entered into an agreement to sell WFLN-FM to Greater Media for $41,800 in cash. On July 16, 1997, Secret purported to terminate the sale of WFLN-FM to the Company. The Company subsequently brought suit against Secret to enforce its rights to acquire WFLN-FM. Pursuant to a court settlement entered in August 1997 and the settlement agreement between the Company and Secret entered on April 13, 1998, (i) Secret sold WFLN-FM directly to Greater Media for $37,750, (ii) Greater Media deposited $4,050 (the difference between the Company's proposed acquisition price for WFLN-FM from Secret and the Company's proposed sale price for WFLN-FM to Greater Media) with the court and (iii) the Company received $3,500 of such amount deposited by Greater Media with the court, plus applicable interest (the "WFLN Settlement"), and Secret received the balance of $550, plus applicable interest.

     On May 29, 1998, Capstar sold KKPN-FM in Houston (acquired by Capstar as part of Capstar's acquisition of SFX Broadcasting, Inc. ("SFX")) due to the attributable ownership of Hicks Muse in both Capstar and the Company in order to comply with the FCC's multiple ownership limits. In connection with Capstar's sale of KKPN-FM, the Company received a commission from Capstar of $1,730.

(3) OTHER ASSETS

     Other current assets consist of the following at December 31, 1997 and 1998:

                                                               1997      1998
                                                              -------   -------
Prepaid expenses and other..................................  $18,348   $42,451
Representation contracts receivable.........................   16,463    17,458
                                                              -------   -------
                                                              $34,811   $59,909
                                                              =======   =======

     Other assets consist of the following at December 31, 1997 and 1998:

                                                                1997       1998
                                                              --------   --------
Note receivable -- Capstar(a)...............................  $     --   $150,000
Note receivable -- Douglas (note 2).........................    18,000     18,000
Deferred debt issuance costs, less accumulated amortization
  of $943 in 1997 and $4,711 in 1998........................    24,624     66,959
Deferred costs on purchases of representation contracts,
  less accumulated amortization of $380 in 1997 and $11,242
  in 1998...................................................    35,411     56,719
Investments at cost(b)......................................        --     30,000
Representation contracts receivable.........................    12,187     14,181
Escrow deposits (note 2)....................................     4,655         --
Other.......................................................    18,619     23,034
                                                              --------   --------
                                                              $113,496   $358,893
                                                              ========   ========

---------------

(a) On May 29, 1998, the Company provided a loan (the "Capstar Loan") to Capstar in the principal amount of $150,000 as part of the Capstar/SFX Transaction. The Capstar Loan bears interest at the rate of 12% per annum (subject to increase in certain circumstances), and is secured by a senior pledge of common stock of Capstar's direct subsidiary. A portion of the Capstar Loan will be prepaid by Capstar in connection with the Company's acquisition of, and the proceeds of such prepayment would be used by the Company as a portion of the purchase price for, each Capstar/SFX Station. Hicks Muse, which is a substantial shareholder of the Company, controls Capstar, and certain officers and directors of the Company are directors and/or executive officers of Capstar and/or Hicks Muse.

(b) On October 9, 1998, the Company acquired a non-voting interest in Z-Spanish Media Corporation for $25,000 in cash, which is accounted for under the cost method. Z-Spanish Media is the owner and

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES operator of 22 Hispanic format radio stations in California, Texas, Arizona and Illinois and provides Hispanic format network programming to an additional 28 affiliated radio stations. Also, on December 18, 1998, the Company acquired an interest in USA Digital Radio for $5,000 in cash, which is accounted for under the cost method. USA Digital Radio is a leading developer of In-Band On-Channel(TM) AM and FM digital audio broadcasting technology, which is designed to allow radio broadcasters to transmit both analog and digital signals simultaneously using existing frequency spectrum allocations.

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1997 and 1998:

                                               ESTIMATED USEFUL LIFE     1997        1998
                                               ---------------------   --------   ----------
Advertising structures.......................         15 years         $     --   $1,178,751
Transmitter and studio equipment.............       3-20 years           90,493       96,515
Buildings and improvements...................       3-35 years           36,914       58,491
Land.........................................               --           23,122       46,062
Furniture and fixtures.......................        5-7 years           15,554       24,765
Construction in progress.....................               --               --       13,114
Vehicles.....................................        5-7 years            2,870        7,625
Other equipment..............................          Various           23,576       35,914
                                                                       --------   ----------
                                                                        192,529    1,461,237
Less accumulated depreciation................                            32,732       73,081
                                                                       --------   ----------
                                                                       $159,797   $1,388,156
                                                                       ========   ==========

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 1997 and 1998:

                                             ESTIMATED USEFUL LIFE      1997         1998
                                             ---------------------   ----------   ----------
Broadcast licenses.........................       15-40 years        $3,593,384   $4,110,469
Goodwill...................................       15-40 years           631,739    1,086,083
Other......................................        1-40 years           491,272      532,011
                                                                     ----------   ----------
                                                                      4,716,395    5,728,563
Less accumulated amortization..............                             311,952      672,516
                                                                     ----------   ----------
                                                                     $4,404,443   $5,056,047
                                                                     ==========   ==========

     Other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition), (v) premium audience growth pattern (the value of expected above-average population growth in a given market) and (vi) the fair market value of media representation contracts acquired in connection with the acquisition of Katz.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1997 and 1998:

                                                                1997       1998
                                                              --------   --------
Accounts payable............................................  $ 78,990   $113,362
Accrued interest............................................    18,130     43,221
Accrued payroll.............................................    34,274     36,858
Representation contracts payable............................    21,680     24,859
Notes payable...............................................        --      4,198
Accrued dividends...........................................    16,120      2,353
Other accrued expenses......................................     9,221     11,767
                                                              --------   --------
                                                              $178,415   $236,618
                                                              ========   ========

(7) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1998:

                                                                 1997         1998
                                                              ----------   ----------
Senior Credit Facility(a)...................................  $1,573,000   $1,596,000
8% Senior Notes(b)..........................................          --      750,000
9 3/8% Notes(c).............................................     200,000      200,000
8 3/4% Notes(d).............................................     200,000      200,000
10 1/2% Notes(e)............................................     100,000      100,000
8 1/8% Notes(f).............................................     500,000      500,000
9% Notes(g).................................................          --      750,000
                                                              ----------   ----------
          Total long-term debt..............................  $2,573,000   $4,096,000
                                                              ==========   ==========

  (a) Senior Credit Facility

     The Company's senior credit facility, as amended on November 9, 1998 (the "Senior Credit Facility") provides for aggregate commitments under a revolving loan facility and a term loan facility of $1,600,000 and $900,000, respectively. In connection with the amendment and restatement of the Senior Credit Facility on April 25, 1997, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge in 1997.

     Borrowings under the Senior Credit Facility bear interest at a rate which, at the option of the Company, is based on the participating banks' prime rate or Eurodollar rate, plus an incremental rate. Without giving effect to the interest rate swap and cap agreements described below, the interest rate on the $900,000 outstanding under the term loan facility at December 31, 1998 was 7.31%, based on Eurodollar rates, and the interest rate on the $680,000 and $16,000 of advances outstanding under the revolving loan facility were 7.31% on a blended basis and 8.5%, respectively, at December 31, 1998, based on the Eurodollar and prime rates, respectively. The Company pays fees ranging from 0.25% to 0.375% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee.

     Pursuant to the Senior Credit Facility, the Company is required to enter into interest hedging agreements that result in fixing or placing a cap on the Company's floating rate debt so that no less than 50% of the principal amount of total debt outstanding has a fixed or capped rate. At December 31, 1998, interest rate swap agreements covering a notional balance of $1,810,000 were outstanding. These outstanding swap agreements mature from 1999 through 2002 and require the Company to pay fixed rates of 4.70% to 6.63%

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES while the counterparty pays a floating rate based on the three-month London Interbank Borrowing Offered Rate ("LIBOR"). During the years ended December 31, 1996, 1997 and 1998, the Company recognized charges under its interest rate swap agreements of $111, $2,913 and $5,134 respectively. The Company's exposure to credit loss is minimal as its interest rate swap agreements are with the participating banks under the senior credit facility.

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

  (b) 8% Senior Notes

     On November 17, 1998, the Company issued $750,000 aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes") for estimated net proceeds of $730,000 in a private placement. Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999. The 8% Senior Notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the Applicable Premium (as defined in the indenture governing the 8% Senior Notes) plus accrued and unpaid interest. In addition, on or prior to November 1, 2001, the Company may redeem up to 25% of the original aggregate principal amount of the 8% Senior Notes at a redemption price equal to 108% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or the Company. Upon the occurrence of a change in control (as defined in the indenture governing the 8% Senior Notes), the holders of the 8% Senior Notes have the right to require the Company to repurchase all or any part of the 8% Senior Notes at a purchase price equal to 101% plus accrued and unpaid interest.

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

  (d) 8 3/4% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"). Interest on the 8 3/4% Notes is payable semiannually, commencing on December 15, 1997. The 8 3/4% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES may redeem up to 25% of the original aggregate principal amount of the 8 3/4% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of CMHC or the Company. Upon the occurrence of a change in control (as defined in the indenture governing the 8 3/4% Notes) on or prior to June 15, 2000, the 8 3/4% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 3/4% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8 3/4% Notes have the right to require the Company to repurchase all or any part of the 8 3/4% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

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

  (f) 8 1/8% Notes

     On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for estimated net proceeds of $485,000 in a private placement and subsequently registered the 8 1/8% Notes on May 8, 1998. Interest on the 8 1/8% Notes is payable semiannually, commencing on June 15, 1998. The 8 1/8% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 8 1/8% Notes at a redemption price of 108.125% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or the Company. Also, upon the occurrence of a change in control (as defined in the indenture governing the 8 1/8% Notes), the 8 1/8% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 1/8% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8 1/8% Notes have the right to require the Company to repurchase all or any part of the 8 1/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (g) 9% Notes

     On September 30, 1998, the Company issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for estimated net proceeds of $730,000 in a private placement and subsequently registered the 9% Notes on December 10, 1998. Interest on the 9% Notes is payable semiannually, commencing on April 1, 1999. The 9% Notes mature on October 1, 2008 and are redeemable, in whole or in part, at the option of the Company on and after October 1, 2003, at redemption prices ranging from 106.5% at October 1, 2003 and declining to 100% on October 1, 2008, plus in each case accrued and unpaid interest. In addition, on or prior to October 1, 2000, the Company may redeem up to 25%

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES of the original aggregate principal amount of the 9% Notes at a redemption price of 109% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings of Chancellor Media, CMHC or the Company. Upon the occurrence of a change in control (as defined in the indenture governing the 9% Notes), the 9% Notes may be redeemed, on or prior to October 1, 2000, as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 9% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after October 1, 2000, the holders of the 9% Notes have the right to require the Company to repurchase all or any part of the 9% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (h) Summarized Financial Information of Subsidiary Guarantors

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes, the 8 1/8% Notes and the 9% Notes (collectively, the "Subordinated Notes") are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The 8% Senior Notes are unsecured obligations of the Company, ranking equal in right of payment to all of the Company's existing and future indebtedness that is not expressly subordinate in right of payment, including indebtedness under the Senior Credit Facility. The Subordinated Notes and 8% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Summarized financial information of the Subsidiary Guarantors as of December 31, 1998 and for the year ended December 31, 1998 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to the Company.

                                                              1998
                                                           ----------
Current assets...........................................  $  376,217
Noncurrent assets........................................   5,530,190
Current liabilities......................................     133,872
Noncurrent liabilities...................................   5,744,413

Net revenues.............................................   1,118,527
Operating income.........................................     111,152
Net income...............................................      62,971

  (i) Other

     The Senior Credit Facility and the indentures governing the 8% Senior Notes and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. The Company is required under the Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined).

     A summary of the future maturities of long-term debt at December 31, 1998 follows:

1999........................................................  $       --
2000........................................................      67,500
2001........................................................     157,500
2002........................................................     180,000
2003........................................................     316,000
Thereafter..................................................   3,375,000

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

(8) REDEEMABLE PREFERRED STOCK

  (a) 12 1/4% Preferred Stock

     Upon consummation of the Chancellor Merger on September 5, 1997, the Company issued 1,000,000 shares of 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772. The liquidation preference of each share of 12 1/4% Preferred Stock was $119.445 plus accrued and unpaid dividends of $1,829 at December 31, 1997. The dividend rate on the 12 1/4% Preferred Stock was 12.25% per annum of the liquidation preference and was payable quarterly.

     On July 20, 1998, the Company completed a consent solicitation (the
"12 1/4% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Preferred Stock for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, the Company exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures (the
"12 1/4% Exchange"). In connection with the 12 1/4% Preferred Stock Consent Solicitation and 12 1/4% Exchange, the Company incurred approximately $170 in transaction costs which were recorded as deferred debt issuance costs.

     On August 19, 1998, the Company completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $143,836 which included (i) the principal amount of the 12 1/4% Debentures of $119,445, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22,683, (iii) accrued and unpaid interest on the 12 1/4% Debentures from July 23, 1998 through August 19, 1998 of $1,138 and (iv) estimated transaction costs of $570. In connection with the 12 1/4% Debentures Tender Offer, the Company recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

  (b) 12% Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,117,629 shares of 12% Exchangeable Preferred Stock (the "12% Preferred Stock") in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807. The liquidation preference of each share of 12% Preferred Stock was $100.00 plus accrued and unpaid dividends of $11,756 at December 31, 1997. The dividend rate on the 12% Preferred Stock was 12% per annum of the liquidation preference and was payable semi-annually.

     On May 8, 1998, the Company completed a consent solicitation (the "12% Preferred Stock Consent Solicitation") to modify certain timing restrictions on its ability to exchange all shares of its 12% Preferred Stock for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, the Company exchanged the shares of 12% Preferred Stock for 12% Debentures (the "12% Exchange"). In connection with the 12% Preferred Stock Consent Solicitation and 12% Exchange, the Company incurred approximately $270 in transaction costs which were recorded as deferred debt issuance costs.

     On June 10, 1998, the Company completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798, (iii) accrued and unpaid interest on the 12% Debentures from May 13, 1998 through June 10, 1998 of $1,976 and (iv) estimated transaction costs of $958. In connection with the 12% Debentures Tender Offer, the Company recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

(9) STOCKHOLDERS' EQUITY

  (a) Chancellor Media Common Stock Issuance

     On March 13, 1998, Chancellor Media completed an offering of 21,850,000 shares of its Common Stock for net proceeds of approximately $994,642. The net proceeds were contributed to the Company by Chancellor Media and used to reduce bank borrowings under the revolving credit portion of the Senior Credit Facility (as defined) and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of certain acquisitions and exchanges.

  (b) Stock Options

     Chancellor Media has established the 1992, 1993, 1995 and 1998 Key Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 15,105,000 shares of Chancellor Media Common Stock. Options issued under the Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued under the 1993, 1995 and 1998 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of Chancellor Media's Common Stock on the date of issuance unless approved by the Compensation Committee of the Company's Board of Directors.

     In May 1995, Chancellor Media also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 900,000 shares of Chancellor Media Common Stock. Options issued under the Director Plan have exercise prices equal to the fair market value of Chancellor Media's Common Stock on the date of issuance, vest over a three year period and have an expiration date of ten years subsequent to the date of issuance.

     In connection with the BPI Acquisition, Chancellor Media assumed outstanding options to purchase 310,276 shares of Chancellor Media's Common Stock (the "BPI Options"). The BPI Options vested and became exercisable on May 12, 1996 and have an expiration date of ten years subsequent to the original date of issuance by BPI.

     In connection with the Chancellor Merger, Chancellor Media assumed outstanding options to purchase 3,526,112 shares of Chancellor Media's Common Stock (the "Chancellor Options") with a fair value of $34,977. The Chancellor Options have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by CBC.

     The total options available for grant were 1,115,894 and 2,171,939 at December 31, 1997 and 1998, respectively.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1996, 1997 and 1998:

                                     1996                   1997                   1998
                             --------------------   --------------------   ---------------------
                                         WEIGHTED               WEIGHTED                WEIGHTED
                                         AVERAGE                AVERAGE                 AVERAGE
                                         EXERCISE               EXERCISE                EXERCISE
                              SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                             ---------   --------   ---------   --------   ----------   --------
Outstanding at beginning of
  year.....................  2,579,748    $ 3.46    3,559,984    $ 5.97     8,826,696    $12.98
Granted....................  1,174,500     11.56    2,773,590     22.89     7,392,000     39.28
Assumed in acquisitions....         --        --    3,526,112      9.29            --        --
Exercised..................   (166,806)     4.27     (994,526)     5.43    (1,075,860)     9.55
Canceled...................    (27,458)     4.96      (38,464)    19.46      (316,847)    20.82
                             ---------              ---------              ----------
Outstanding at end of
  year.....................  3,559,984    $ 5.97    8,826,696    $12.98    14,825,989    $26.03
                             =========              =========              ==========
Options exercisable at year
  end......................  1,935,484              5,687,960              10,211,090
                             =========              =========              ==========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                       --------------------------------------------------   --------------------------------
                           NUMBER                                               NUMBER
                       OUTSTANDING AT   WEIGHTED AVERAGE      WEIGHTED      EXERCISABLE AT       WEIGHTED
      RANGE OF          DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,        AVERAGE
   EXERCISE PRICES          1998        CONTRACTUAL LIFE   EXERCISE PRICE        1998         EXERCISE PRICE
   ---------------     --------------   ----------------   --------------   ---------------   --------------
$0.01................       645,000        3.6 years           $ 0.01            645,000          $ 0.01
$4.13 to 6.17........     1,850,688        5.5 years             4.60          1,850,688            4.60
$10.67 to 15.81......     2,121,349        7.2 years            11.50          1,537,488           11.49
$17.05 to 24.13......     3,459,002        8.6 years            22.26          2,639,914           22.16
$26.38 to 32.13......     1,095,000        9.5 years            30.26            338,000           29.31
$37.31 to 48.38......     5,654,950        9.4 years            42.96          3,200,000           41.96
                         ----------                                           ----------
                         14,825,989                            $26.03         10,211,090          $22.42
                         ==========                                           ==========

     The weighted-average fair value of options granted during 1996, 1997 and 1998 which have exercise prices equal to or in excess of the market value of the Company's common stock on the date of issuance was $5.25, $10.25 and $17.50, respectively. The weighted-average fair value of options granted during 1998 which have exercise prices less than the market value of the Company's common stock on the date of issuance was $28.19.

     Chancellor Media applies APB Opinion No. 25 in accounting for its Employee Option Plans and, accordingly, no compensation cost is recognized in the consolidated financial statements for stock options which have exercise prices equal to or in excess of the market value of Chancellor Media's Common Stock on the date of issuance. A charge for stock compensation expense of $16,000 is included in executive severance charge for the year ended December 31, 1998 (see note 13). Had Chancellor Media determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        1996       1997       1998
                                                      --------   --------   ---------
Net loss:
  As reported.......................................  $(16,194)  $(31,745)  $ (95,589)
  Pro forma.........................................   (19,249)   (44,639)   (160,687)

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     Pro forma net loss reflects only options granted subsequent to December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above.

     The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: expected stock volatility ranging from 39.9% to 44.5%; risk-free interest rates ranging from 4.8% to 6.0%; dividend yields of 0%; and expected lives ranging from three to seven years.

(10) INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:

                                                           1996      1997      1998
                                                          -------   -------   -------
Current tax expense:
  Federal...............................................  $   485   $ 6,840   $    --
  State.................................................      972     4,791     5,033
                                                          -------   -------   -------
Total current tax expense...............................    1,457    11,631     5,033
Deferred tax expense (benefit)..........................   (4,353)   (3,829)   28,718
                                                          -------   -------   -------
Total income tax expense (benefit)......................  $(2,896)  $ 7,802   $33,751
                                                          =======   =======   =======

     During 1997 and 1998, the Company incurred extraordinary losses in connection with various refinancings. The tax benefit related to the extraordinary losses were approximately $2,343 and $25,357 for the years ended December 31, 1997 and 1998, respectively. This tax benefit, which reduced current taxes payable, is separately allocated to the extraordinary item. See
Note 7(a) and Note 8. During 1998, the Company reduced current taxes payable by $13,098 due to a tax benefit received from the exercise of certain stock options.

     Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss from continuing operations for the years ended December 31, 1996, 1997 and 1998 as a result of the following:

                                                           1996      1997      1998
                                                          -------   -------   -------
Computed "expected" tax expense (benefit)...............  $(6,682)  $(2,342)  $   998
Amortization of goodwill................................    2,477     5,744    11,728
State income taxes, net of federal benefit..............      632     2,533     4,919
Non-deductible executive compensation...................       --        --    13,221
Non-deductible meals and entertainment..................      729     1,028     2,312
Other, net..............................................      (52)      839       573
                                                          -------   -------   -------
                                                          $(2,896)  $ 7,802   $33,751
                                                          =======   =======   =======

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1998 are presented below:

                                                                1997        1998
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss and credit carryforwards...............  $  38,552   $  76,755
  Accrued executive compensation and stock options..........      1,720      10,452
  Differences in book and tax bases related to media
     representation contracts...............................     39,908      27,233
  Differences in book and tax bases of lease liabilities....      4,727       4,727
  Other.....................................................      3,147       1,754
                                                              ---------   ---------
          Total deferred tax assets.........................     88,054     120,921
                                                              ---------   ---------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily related
     to acquisitions........................................   (445,992)   (567,221)
  Other.....................................................     (3,702)     (6,834)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (449,694)   (574,055)
                                                              ---------   ---------
          Net deferred tax liability........................  $(361,640)  $(453,134)
                                                              =========   =========

     Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1998 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1998, the Company has net operating loss carryforwards available to offset future taxable income of approximately $176,600, expiring from 2001 to 2018 and has alternative minimum tax credit carryforwards of approximately $4,700 that do not expire. Approximately $102,800 and $2,800 of the net operating loss and tax credit carryforwards, respectively, at December 31, 1998 are subject to annual use limitations under tax rules governing changes of ownership.

(11) COMMITMENTS AND CONTINGENCIES

     The Company has long-term operating leases for office space, certain broadcasting facilities and equipment and the majority of the land occupied by its outdoor advertising structures. The leases expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $5,462, $10,913 and $39,427 for 1996, 1997 and 1998, respectively. Future minimum lease

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are as follows:

Year ending December 31:
  1999......................................................  $   67,218
  2000......................................................      66,957
  2001......................................................      64,904
  2002......................................................      63,501
  2003......................................................      62,992
  Thereafter................................................   1,501,398

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of the Company. The defendants in the case include Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), LIN Television and some of Chancellor Media's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused the Company to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price when it acquired LIN; and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse, which is alleged to control the Company, and the directors of the Company named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs. Plaintiff, defendants and the Company had reached a tentative settlement of this lawsuit. However, as a result of the decision by the Boards of Directors of the Company and LIN to terminate the LIN Merger, the settlement will not proceed as planned.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of Chancellor Media and are similarly situated. The defendants in the case are named as Chancellor Media, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James
E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the proposed Capstar merger. The plaintiff seeks to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     On July 10, 1998, the Company entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V., an owner and operator of radio stations in Mexico, for approximately $120,500 in cash and $116,500 in Chancellor Media common stock. On October 15, 1998, the Company announced that it had provided notice to Grupo Radio that it was terminating the acquisition agreement in accordance with its terms. The Company has received notice from Grupo Radio requesting arbitration under the terms of the acquisition agreement of allegations that Chancellor Media wrongfully terminated that agreement, and the parties have commenced the arbitration process. The Company believes that it had a proper basis for terminating the agreement in accordance with its terms and intends to contest these allegations vigorously.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plans; however, no such contributions were made by the Company during 1996, 1997 or 1998.

(12) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  (a) Interest Rate Risk Management

     The Company enters into interest rate swaps and collars to diversify its risk associated with interest rate fluctuations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

     Under interest rate collars, the Company agrees with other parties to exchange, at specified intervals and interest rate levels, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. If the index rate is between the cap rate and floor rate, the Company does not receive or make any payments.

  (b) Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                      1997                        1998
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
                                            ----------    ----------    ----------    ----------
Notes receivable..........................  $   18,000    $   18,000    $  168,000    $  182,600
Long-term debt -- Senior Credit
  Facility................................   1,573,000     1,573,000     1,596,000     1,596,000
Long-term debt -- 8% Senior Notes.........          --            --       750,000       761,250
Long-term debt -- 9 3/8% Notes............     200,000       209,000       200,000       208,000
Long-term debt -- 8 3/4% Notes............     200,000       205,000       200,000       204,000
Long-term debt -- 10 1/2% Notes...........     100,000       110,000       100,000       110,000
Long-term debt -- 8 1/8% Notes............     500,000       500,000       500,000       495,000
Long-term debt -- 9% Notes................          --            --       750,000       787,500
Interest rate swaps and collars
  liability...............................          --         3,919            --        12,799
Redeemable preferred stock -- 12 1/4%
  Preferred Stock.........................     119,445       133,000            --            --
Redeemable preferred stock -- 12%
  Preferred Stock.........................     211,763       239,821            --            --

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

          Notes receivable: The fair value of notes receivable is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the third party.

          Long-term debt: The fair values of the Company's 8% Senior Notes,
     9 3/8% Notes, 8 3/4% Notes, 10 1/2% Notes, 8 1/8% Notes, and 9% Notes are based on quoted market prices at December 31, 1997 and 1998. As amounts outstanding under the Company's Senior Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

          Interest rate swaps and collars: The fair value of the interest rate swap and collar contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would (receive) pay at the reporting date if the contracts were transferred to other parties or canceled by either party.

          Redeemable preferred stock: The fair values of the Company's 12 1/4% Preferred Stock and 12% Preferred Stock are based on December 31, 1997 quoted market prices.

(13) RELATED PARTY AND OTHER TRANSACTIONS

     As of December 31, 1998, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 16,944,371 shares of Common Stock of Chancellor Media. Mr. Hicks is Chairman of the Board and a director of the Company.

     The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997, with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, the Company pays to Hicks Muse Partners an annual fee of not less than $1,000, subject to increase or decrease (but not below $1,000), based upon changes in the consumer price index. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. The financial monitoring and oversight agreement provides that the agreement will terminate at the time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of Chancellor Media common stock beneficially owned by them, collectively, at the effective time of the Chancellor Merger. The Company paid Hicks Muse Partners $333 and $1,019 in 1997 and 1998, respectively, in connection with the financial monitoring and oversight agreement which is included in corporate general and administrative expense.

     In connection with the consummation of the Chancellor Merger, a financial advisory agreement among CBC, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the financial advisory agreement in respect of the transactions contemplated by the Chancellor Merger, HM2/Management was paid a fee of $10,000 in cash upon consummation of the Chancellor Merger in 1997 which was accounted for as a direct acquisition cost. As part of the termination of the financial advisory agreement, the Company paid Hicks Muse Partners $1,500 for financial advisory services in connection with the acquisition of Katz in 1997 which was accounted for as a direct acquisition cost.

     Vernon E. Jordan, Jr., a director of the Company, also serves on the board of directors of Bankers Trust Company and Bankers Trust Corporation. BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by the Company in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to the Company, and expect to continue to provide services to the Company in the future. Fees paid to BT Alex. Brown in 1998 were approximately $10,275.

     In connection with the Capstar/SFX Transaction, the Company (i) began programming ten radio stations owned by Capstar under time brokerage agreements effective May 29, 1998 and paid fees of $28,831 to Capstar related to these agreements during 1998 and (ii) provided a loan to Capstar in the principal amount of $150,000 (see note 3). Interest income on this note receivable was $10,600 during 1998. The Company also began operating Capstar's WKNR-AM in Cleveland under a time brokerage agreement effective February 1, 1999.

     The Company recorded revenue of $365 for the period October 28, 1997 to December 31, 1997 and $6,836 for the year ended December 31, 1998 for providing media representation services to Capstar. The

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Company paid or accrued $11,157 in 1998 in connection with Capstar's participation in the Company's AMFM Radio Networks and other transactions. The Company had a net receivable balance from Capstar of $748 at December 31, 1997 and a net payable to Capstar of $162 at December 31, 1998.

     In October and November 1998, LIN purchased two airplanes and subsequently entered into two lease agreements with respect to those airplanes with the Company. The leases expire in October 1999 and 2003, respectively, and in 1998, the Company paid approximately $415 to LIN under the leases.

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with James E. de Castro, the Company's Chief Operating Officer, and Matthew E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. On April 29, 1998, Jeffrey A. Marcus was named President and Chief Executive Officer, and the Company entered into an employment agreement with Mr. Marcus effective June 1, 1998. In connection with Mr. Ginsburg's resignation, the Company incurred a one-time executive severance charge of $59,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg; (ii) compensation expense of $16,000 related to the grant of 800,000 stock options to Mr. Ginsburg at an exercise price of $23.25 per share, (iii) consulting fees of $12,500 to be paid to Mr. Ginsburg over five years, (iv) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively, (v) execution bonuses of $1,000 each paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (vi) other costs incurred in connection with Mr. Ginsburg's resignation of $975. Subsequently, Matthew E. Devine resigned as Senior Vice President and Chief Financial Officer of the Company and from all appointments and positions with its respective subsidiaries and entered into a termination agreement with the Company. In connection with Mr. Devine's resignation, the Company incurred a one-time executive severance charge of $4,186 which consists of (i) a one-time cash payment of $2,000, (ii) bonus payments totaling $2,033 and (iii) other costs of $153.

(14) SEGMENT DATA

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information. Certain information disclosed in the prior year has been restated to conform to the provisions of SFAS No. 131. Intersegment revenue is included in the segment totals for internal reporting. This intercompany revenue is eliminated in consolidation. The accounting policies of the segments are the same as those described in note 1.

     The Company conducts business in three distinct operating segments consisting of radio broadcasting, outdoor advertising and media representation. Information about each of the operating segments follows:

  (a) Chancellor Radio Group -- radio broadcasting

     The Chancellor Radio Group portfolio consisted of 119 radio stations (89 FM and 30 AM) concentrated in the top 30 markets in the United States and in Puerto Rico at December 31, 1998, including 13 stations operated under time brokerage agreements. As of December 31, 1998, the Chancellor Radio Group owned superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets - New York, Los Angeles, Chicago, San Francisco, Philadelphia, Detroit, Dallas/Ft. Worth, Washington, D.C.,

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Houston, Puerto Rico and Phoenix and in four other large markets - Minneapolis-St. Paul, Pittsburgh, Denver and Orlando. The Chancellor Radio Group also operates a national radio network, the AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 66 million listeners in the United States (including approximately 39 million listeners from the Company's portfolio of stations).

  (b) Chancellor Outdoor Group -- outdoor advertising

     The Chancellor Outdoor Group owned and operated approximately 38,000 outdoor advertising billboards and display faces in 37 states at December 31, 1998. The Company entered into the outdoor advertising business with the acquisition of Martin on July 31, 1998 and further expanded its outdoor advertising segment with the acquisition of Whiteco on December 1, 1998. The Chancellor Outdoor Group segment data includes the results of operations of each of the acquired entities from the date of acquisition.

  (c) Katz -- media representation

     The Company entered into the media representation business with the acquisition of Katz on October 28, 1997. Katz is a full-service media representation firm that sells national spot advertising time for its clients in the radio, television and cable industries throughout the United States. Katz is retained on an exclusive basis by radio stations, television stations and cable television systems in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. The media representation segment data includes the results of operations of Katz from the date of acquisition.

     Separate financial data for each of the Company's three business segments is provided below. The Company evaluates the performance of its segments based on the following:

                                                      1996        1997         1998
                                                    --------   ----------   ----------
Chancellor Radio Group -- radio broadcasting:
  Net revenues....................................  $293,850   $  548,856   $1,057,044
  Operating expenses..............................   174,344      297,085      551,037
  Depreciation and amortization...................    83,765      168,597      376,833
  Operating income................................    32,493       75,450      122,188
  Capital expenditures............................     6,015       10,544       18,736
  Identifiable assets.............................   875,768    4,265,038    4,649,127
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues....................................        --           --       47,605
  Operating expenses..............................        --           --       23,505
  Depreciation and amortization...................        --           --       25,986
  Operating loss..................................        --           --       (3,871)
  Capital expenditures............................        --           --        5,344
  Identifiable assets.............................        --           --    1,743,254
Katz -- media representation:
  Net revenues....................................        --       35,901      192,794
  Operating expenses..............................        --       21,842      131,106
  Depreciation and amortization...................        --        4,210       29,630
  Operating income................................        --        8,399       25,299
  Capital expenditures............................        --          436       15,190
  Identifiable assets.............................        --      495,951      528,238

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, executive severance expenses, corporate capital expenditures and general corporate assets were not allocated to business segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                          1996       1997      1998
                                                        --------   --------   -------
Intersegment net revenues.............................  $     --   $  2,679   $23,587
Intersegment operating expenses.......................        --      2,679    23,587
Unallocated depreciation and amortization.............     9,984     13,175    13,889
Unallocated corporate general and administrative
  expenses............................................     4,549     12,268    20,992
Unallocated executive severance.......................        --         --    63,661
Unallocated corporate capital expenditures............       528        686     4,191
Unallocated general corporate assets..................   145,191    207,886   307,288

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTER ENDED
                                                     ------------------------------------------------
                                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     --------   --------   ------------   -----------
1997:
  Net revenues.....................................  $ 81,897   $106,364     $145,022      $248,795
  Operating income.................................       568     16,968       15,002        25,868
  Income (loss) before extraordinary item..........    (6,011)     9,870       (6,000)      (25,254)
  Net income (loss) attributable to common
     stockholders..................................    (6,011)     4,821      (11,049)      (31,671)
1998:
  Net revenues.....................................  $233,557   $321,710     $343,829      $374,760
  Operating income (loss)..........................   (13,201)   (18,072)      38,010        38,337
  Income (loss) before extraordinary item..........   (68,571)    40,401        6,262       (26,592)
  Net income (loss) attributable to common
     stockholders..................................   (74,988)     2,118      (15,379)      (33,010)

(16) SUBSEQUENT EVENTS

     LIN Merger Termination. On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN") to acquire LIN in a stock for stock transaction (the "LIN Merger"). On March 15, 1999, the Boards of Directors of the Company and LIN agreed to terminate the LIN merger agreement.

     On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation, an independent television representation firm, for approximately $127,000 in cash and on September 3, 1998, the Company entered into an agreement to acquire Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company, for approximately $69,600 in cash. In connection with the termination of the LIN merger, on March 15, 1999, the Company's Board of Directors approved the negotiation of the assignment of the Company's agreements to acquire Petry and Pegasus to LIN Television Corporation. The assignment of these agreements is subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals and, accordingly, there can be no assurance that such agreements will be assigned by the Company at all.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     Executive Management Realignment. On March 15, 1999, the Company announced the following executive management changes:

     - the appointments of Thomas O. Hicks as Chief Executive Officer of the Company, of James E. de Castro as President and Chief Executive Officer of a newly created Chancellor Radio and Outdoor Group and of R. Steven Hicks, currently President and Chief Executive Officer of Capstar, as President and Chief Executive Officer of the newly created Chancellor Media Services Group;

     - the creation of an Office of the Chairman of the Company's Board of Directors, in which Mr. de Castro and Mr. Steven Hicks will join the Company's Chairman, Mr. Thomas Hicks, as Vice Chairmen;

     - the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer effective March 15, 1999;

     - the appointments of Kenneth J. O'Keefe as Chief Operating Officer of Chancellor Radio Group and James A. McLaughlin as President and Chief Operating Officer of Chancellor Outdoor Group;

     - the appointment of D. Geoffrey Armstrong, currently Chief Operating Officer of Capstar, as acting Chief Financial Officer, replacing Thomas
       P. McMillin, who also resigned from his executive positions with the Company effective March 15, 1999;

     - the resignation of Eric C. Neuman as the Company's Senior Vice President -- Strategic Development effective March 15, 1999;

     - the appointment of William S. Banowsky, Jr., currently Executive Vice President and General Counsel of Capstar, as the Company's General Counsel, replacing Richard A. B. Gleiner, who also resigned from his executive positions with the Company effective March 15, 1999.

     The Company is expected to record a significant non-recurring charge in the first quarter of 1999 in connection with the termination of the LIN Merger and, if completed, assignment of the Petry Media Corporation and Pegasus Broadcasting purchase agreements to LIN and the executive management realignment discussed above.

     See note 11 for the current status of certain litigation related to the LIN Merger.

                                                                     SCHEDULE II

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                             BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                  AT END
DESCRIPTION                                  OF PERIOD     EXPENSES    ACCOUNTS     WRITEOFFS   OF PERIOD
-----------                                  ----------   ----------   ---------    ---------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1998.............   $12,651       $5,684      $3,827(1)    $6,582      $15,580
                                              =======       ======      ======       ======      =======
  Year ended December 31, 1997.............   $ 2,292       $5,174      $7,049(1)    $1,864      $12,651
                                              =======       ======      ======       ======      =======
  Year ended December 31, 1996.............   $ 2,000       $2,179      $  156(1)    $2,043      $ 2,292
                                              =======       ======      ======       ======      =======

---------------

(1) Additions result from the application of purchase accounting relating to the Pyramid Acquisition in 1996, the Chancellor Merger, the Viacom Acquisition and the Katz Acquisition in 1997 and the acquisitions of WWDC-FM/AM, Martin Media, Primedia and the Outdoor Advertising Division of Whiteco in 1998.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.11(h)         -- Agreement and Plan of Merger by and among Pyramid
                            Communications, Inc., Evergreen Media Corporation and
                            Evergreen Media/Pyramid Corporation dated as of July 14,
                            1995 (see table of contents for list of omitted exhibits
                            and schedules).
         2.11A(i)        -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated September
                            7, 1995.
         2.11B(i)        -- Amendment to Plan and Agreement of Merger by and among
                            Pyramid Communications, Inc., Evergreen Media Corporation
                            and Evergreen Media/ Pyramid Corporation dated January
                            11, 1996.
         2.12(j)         -- Purchase Agreement between Fairbanks Communications, Inc.
                            and Evergreen Media Corporation dated October 12, 1995
                            (see table of contents for list of omitted exhibits and
                            schedules).
         2.13(n)         -- Option Agreement dated as of January 9, 1996 between
                            Chancellor Broadcasting Company and Evergreen Media
                            Corporation (including Form of Advertising Brokerage
                            Agreement and Form of Asset Purchase Agreement).
         2.14(o)         -- Asset Purchase Agreement dated April 4, 1996 between
                            American Radio Systems Corporation and Evergreen Media
                            Corporation of Buffalo (see table of contents for list of
                            omitted exhibits and schedules).
         2.15(o)         -- Asset Purchase Agreement dated April 11, 1996 between
                            Mercury Radio Communications, L.P. and Evergreen Media
                            Corporation of Los Angeles, Evergreen Media/Pyramid
                            Holdings Corporation, WHTT (AM) License Corp. and WHTT
                            (FM) License Corp. (see table of contents for list of
                            omitted exhibits and schedules).
         2.16(o)         -- Asset Purchase Agreement dated April 19, 1996 between
                            Crescent Communications L.P. and Evergreen Media
                            Corporation of Los Angeles (see table of contents for
                            list of omitted exhibits and schedules).
         2.17(p)         -- Asset Purchase Agreement dated June 13, 1996 between
                            Evergreen Media Corporation of Los Angeles and Greater
                            Washington Radio, Inc. (see table of contents for list of
                            omitted exhibits and schedules).
         2.18(p)         -- Asset Exchange Agreement dated June 13, 1996 among
                            Evergreen Media Corporation of Los Angeles, Evergreen
                            Media Corporation of the Bay State, WKLB License Corp.,
                            Greater Media Radio, Inc. and Greater Washington Radio,
                            Inc. (see table of contents for list of omitted exhibits
                            and schedules).
         2.19(p)         -- Purchase Agreement dated June 27, 1996 between WEDR,
                            Inc., and Evergreen Media Corporation of Los Angeles (See
                            table of contents for list of omitted schedules).
         2.20(p)         -- Time Brokerage Agreement dated July 10, 1996 by and
                            between Evergreen Media Corporation of Detroit, as
                            Licensee, and Kidstar Interactive Media Incorporated, as
                            Time Broker.
         2.21(p)         -- Asset Purchase Agreement dated July 15, 1996 by and among
                            Century Chicago Broadcasting L.P., Century Broadcasting
                            Corporation, Evergreen Media Corporation of Los Angeles
                            and Evergreen Media Corporation of Chicago.
         2.22(p)         -- Asset Purchase Agreement dated August 12, 1996 by and
                            among Chancellor Broadcasting Company, Shamrock
                            Broadcasting, Inc. and Evergreen Media Corporation of the
                            Great Lakes.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.23(p)         -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (WQRS-FM) (See
                            table of contents for list of omitted exhibits and
                            schedules).
         2.24(p)         -- Asset Purchase Agreement dated as of August 12, 1996
                            between Secret Communications Limited Partnership and
                            Evergreen Media Corporation of Los Angeles (See table of
                            contents for list of omitted schedules).
         2.25(q)         -- Letter of intent dated August 27, 1996 between EZ
                            Communications, Inc. and Evergreen Media Corporation.
         2.26(q)         -- Asset Purchase Agreement dated September 19, 1996 between
                            Beasley-FM Acquisition Corp., WDAS License Limited
                            Partnership and Evergreen Media Corporation of Los
                            Angeles.
         2.27(q)         -- Asset Purchase Agreement dated September 19, 1996 between
                            The Brown Organization and Evergreen Media Corporation of
                            Los Angeles.
         2.28(r)         -- Stock Purchase Agreement by and between Viacom
                            International Inc. and Evergreen Media Corporation of Los
                            Angeles, dated February 16, 1997 (See table of contents
                            for omitted schedules and exhibits).
         2.29(r)         -- Agreement and Plan of Merger, by and among Evergreen
                            Media Corporation, Chancellor Broadcasting Company and
                            Chancellor Radio Broadcasting Company, dated as of
                            February 19,1997.
         2.30(r)         -- Stockholders Agreement, by and among Chancellor
                            Broadcasting Company, Evergreen Media Corporation, Scott
                            K. Ginsburg (individually and as custodian for certain
                            shares held by his children), HM2/Chancellor, L.P.,
                            Hicks, Muse, Tate & First Equity Fund 11, L.P., HM2/HMW,
                            L.P., The Chancellor Business Trust, HM2/HMD Sacramento
                            GP, L.P., Thomas O. Hicks, as Trustee of the William Cree
                            Hicks 1992 Irrevocable Trust, Thomas O. Hicks, as Trustee
                            of the Catherine Forgave Hicks 1993 Irrevocable Trust,
                            Thomas O. Hicks, as Trustee of the John Alexander Hicks
                            1984 Trust, Thomas O. Hicks, as Trustee of the Mack
                            Hardin Hicks 1984 Trust, Thomas O. Hicks, as Trustee of
                            Robert Bradley Hicks 1984 Trust, Thomas O. Hicks, as
                            Trustee of the Thomas O. Hicks, Jr. 1984 Trust, Thomas O.
                            Hicks and H. Rand Reynolds, as Trustees for the Muse
                            Children's GS Trust, and Thomas O. Hicks, dated as of
                            February 19, 1997.
         2.31(r)         -- Joint Purchase Agreement, by and among Chancellor Radio
                            Broadcasting Company, Chancellor Broadcasting Company,
                            Evergreen Media Corporation of Los Angeles, and Evergreen
                            Media Corporation, dated as of February 19, 1997.
         2.32(s)         -- Asset Exchange Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Philadelphia, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of Charlotte,
                            Evergreen Media Corporation of the East, Evergreen Media
                            Corporation of Carolinaland, WBAV/ WBAV-FM/ WPEG License
                            Corp. and WRFX License Corp., dated as of December 5,
                            1996 (See table of contents for list of omitted
                            schedules).
         2.33(s)         -- Asset Purchase Agreement, by and among EZ Communications,
                            Inc., Professional Broadcasting Incorporated, EZ
                            Charlotte, Inc., Evergreen Media Corporation of Los
                            Angeles, Evergreen Media Corporation of the East and
                            Evergreen Media Corporation of Carolinaland, dated as of
                            December 5, 1996 (See table of contents for list of
                            omitted schedules).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.34(t)         -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: WGCI-AM and WGCI-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
         2.35(t)         -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KKBQ-AM and KKBQ-FM), dated as of April
                            4, 1997 (see table of contents for list of omitted
                            schedules and exhibits).
         2.36(t)         -- Asset Purchase Agreement by and between Pacific and
                            Southern Company, Inc. and Evergreen Media Corporation of
                            Los Angeles (re: KHKS-FM), dated as of April 4, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
         2.41(y)         -- Amended and Restated Agreement and Plan of Merger among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company, Evergreen Media Corporation,
                            Evergreen Mezzanine Holdings Corporation and Evergreen
                            Media Corporation of Los Angeles, dated as of February
                            19, 1997, amended and restated as of July 31, 1997.
         2.42(gg)        -- Option Agreement, by and among Evergreen Media
                            Corporation, Chancellor Broadcasting Company, Bonneville
                            International Corporation and Bonneville Holding Company,
                            dated as of August 6, 1997.
         2.43(ss)        -- Letter Agreement, dated February 20, 1998, between CMCLA and Capstar Broadcasting Corporation.
         2.44(yy)        -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
         2.45(yy)        -- Unit and Stock Purchase Agreement by and among CMCLA,
                            Martin Media, L.P., Martin & MacFarlane, Inc., Nevada
                            Outdoor Systems, Inc., MW Sign Corp. and certain sellers
                            named therein, dated as of June 19, 1998 (see table of
                            contents for list of omitted schedules and exhibits).
         2.46(yy)        -- Agreement and Plan of Merger between Chancellor Media
                            Corporation and Ranger Equity Holdings Corporation dated
                            as of July 7, 1998.
         2.47(yy)        -- Asset Purchase Agreement: dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
         2.48(yy)        -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
         2.49(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
         2.50(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners LP., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
         2.51(yy)        -- Stock Purchase and Merger Agreement, dated July 9, 1998, by and among Chancellor Media Corporation, Chancellor
                            Mexico LLC, Grupo Radio Centro, S.A. De C.V., and the
                            Selling Shareholders.
         2.52(ddd)       -- Agreement and Plan of Merger among Chancellor Media
                            Corporation, Capstar Broadcasting Corporation and CBC
                            Acquisition Company, Inc., dated as of August 26, 1998.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.53(zz)        -- Asset Purchase Agreement, dated August 30, 1998, by and among Chancellor Media Corporation of Los Angeles,
                            Whiteco Industries Inc. and Metro Management Associates.
         3.1C(ss)        -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media Corporation.
         3.2B(ss)        -- Amended and Restated Bylaws of Chancellor Media.
         3.3(ff)         -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles (formerly known as Evergreen
                            Media Corporation of Los Angeles).
         3.3A(qq)        -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles.
         3.4(ff)         -- Bylaws of Chancellor Media Corporation of Los Angeles.
         4.10(t)         -- Second Amended and Restated Loan Agreement dated as of
                            April 25, 1997 among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages thereof (the "Lenders"),
                            Toronto Dominion Securities, Inc., as Arranging Agent,
                            The Bank of New York and Bankers Trust Company, as
                            Co-Syndication Agents, NationsBank of Texas, N.A. and
                            Union Bank of California, as Co-Documentation Agents, and
                            Toronto Dominion (Texas), Inc., as Administrative Agent
                            for the Lenders, together with certain collateral
                            documents attached thereto as exhibits, including
                            Assignment of Partnership Interests, Assignment of Trust
                            Interests, Borrower's Pledge Agreement, Parent Company
                            Guaranty, Stock Pledge Agreement, Subsidiary Guaranty and
                            Subsidiary Pledge Agreement (see table of contents for
                            list of omitted schedules and exhibits).
         4.11(z)         -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
         4.15(aa)        -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.16(bb)        -- First Supplemental Indenture, dated as of February 14,
                            1996, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.17(cc)        -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
         4.18(dd)        -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA.
         4.19(ee)        -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
         4.21(ff)        -- Specimen of the 12 1/4% Series A Senior Cumulative
                            Exchangeable Preferred Stock Certificate of CMCLA.
         4.22(ff)        -- Specimen of the 12% Exchangeable Preferred Stock
                            Certificate of CMCLA.
         4.23(ff)        -- Form of Certificate of Designation for the 12 1/4% Series
                            A Senior Cumulative Exchangeable Preferred Stock of
                            CMCLA.
         4.24(ff)        -- Form of Certificate of Designation for the 12%
                            Exchangeable Preferred Stock of CMCLA.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.25(qq)        -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997, among Evergreen Media
                            Corporation of Los Angeles, the Lenders, the Agents and
                            the Administrative Agent.
         4.26(hh)        -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.27(qq)        -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 14, 1996, governing
                            the 9 3/8% Senior Subordinated Notes due 2004 of CMCLA.
         4.28(qq)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of CMCLA.
         4.29(qq)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated February 26, 1997, governing
                            the 12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA.
         4.30(qq)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the Indenture dated January 23, 1997, governing
                            the 12% Subordinated Exchange Debentures due 2009 of
                            CMCLA.
         4.34(uu)        -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of CMCLA.
         4.35(uu)        -- Second Supplement Indenture, dated as of October 28,
                            1997, to the Amended and Restated Indenture dated October
                            28, 1997 governing the 10 1/2% Senior Subordinated Notes
                            due 2007 of CMCLA.
         4.36(uu)        -- Third Amendment to Second Amended and Restated Loan
                            Agreement, dated October 28, 1997, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
         4.37(uu)        -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
         4.38(vv)        -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of CMCLA.
         4.39(ww)        -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
         4.40(yy)        -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998, among CMCLA, the Lenders,
                            the Agents and the Administrative Agent.
         4.41(zz)        -- Indenture, dated as of September 30, 1998, governing the
                            9% Senior Subordinated Notes due 2008 of CMCLA.
         4.42(aaa)       -- Seventh Amendment to Second Amended and Restated Loan
                            Agreement, dated November 9, 1998, among CMCLA, the
                            Lenders, the Agents and the Administrative Agent.
         4.43(zz)        -- Indenture, dated as of November 17, 1998, governing the
                            8% Notes due 2008 of CMCLA.
        10.23(xx)+       -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.26(n)+        -- Employment Agreement dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
        10.28(o)+        -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
        10.30(qq)+       -- First Amendment to Employment Agreement dated March 1,
                            1997 by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
        10.31(qq)+       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Scott K. Ginsburg.
        10.32(qq)+       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and James de Castro.
        10.33(qq)+       -- Employment Agreement dated September 4, 1997 by and among
                            Evergreen Media Corporation, Evergreen Media Corporation
                            of Los Angeles and Matthew E. Devine.
        10.34(qq)+       -- Second Amendment to Employment Agreement dated September
                            4, 1997 by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
        10.35(ii)+       -- Employment Agreement dated February 14, 1996 by and among
                            Chancellor Broadcasting Company, Chancellor Radio
                            Broadcasting Company and Steven Dinetz.
        10.36(jj)+       -- Chancellor Broadcasting Company 1996 Stock Award Plan.
        10.37(kk)+       -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
        10.38(ll)+       -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Steven Dinetz.
        10.39(mm)+       -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Eric W. Neuman.
        10.40(nn)+       -- Stock Option Grant Letter dated September 30, 1995 from
                            Chancellor Corporation to Marvin Dinetz.
        10.41(oo)+       -- Stock Option Grant Letter dated February 14, 1997 from
                            Chancellor Broadcasting Company to Carl M. Hirsch.
        10.44(vv)+       -- Agreement dated April 20, 1998 by and among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and Scott K. Ginsburg.
        10.45(vv)+       -- Employment Agreement dated April 29, 1998 by and among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Jeffrey A. Marcus.
        10.46(yy)+       -- Chancellor Media Corporation 1998 Stock Option Plan.
        10.47(yy)+       -- Voting Agreement, among Chancellor Media Corporation and
                            Ranger Equity Partners, L.P. dated as of July 7, 1998.
        10.48(zz)+       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James E. de Castro.
        10.49(zz)+       -- Employment Agreement, dated as of May 18, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Matthew E. Devine.
        10.50(zz)+       -- Employment Agreement, dated as of June 1, 1998, by and
                            among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Eric C. Neuman.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.51(zz)+       -- Employment Agreement, dated as of August 18, 1998, by and among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and James A. McLaughlin, Jr.
        10.52(bbb)+      -- Agreement, dated as of January 6, 1999, among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles, Matthew E. Devine and Vicki Devine.
        10.53(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Jeffrey A. Marcus.
        10.54(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and James E. de Castro.
        10.55(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Eric C. Neuman.
        10.56(ccc)+      -- Employment Agreement, dated as of October 1, 1998, by and among Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Thomas P. McMillin.
        10.57(ccc)+      -- Amendment No. 1 to Employment Agreement, dated as of
                            January 6, 1999, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Thomas P. McMillin.
        10.58(ccc)+      -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and James A. McLaughlin, Jr.
        10.59*+          -- Agreement, dated as of March 15, 1999, between Jeffrey A.
                            Marcus, Nancy Cain Marcus, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.60*+          -- Agreement, dated as of March 15, 1999, between Eric C.
                            Neuman, Elizabeth M. Neuman, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.61*+          -- Agreement, dated as of March 15, 1999, between Thomas P.
                            McMillin, Brigette McMillin, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        16.1(pp)         -- Letter from KPMG LLP to the Securities and Exchange
                            Commission dated September 29, 1997.
        21.1(ccc)        -- Subsidiaries of Chancellor Media Corporation.
        21.2*            -- Subsidiaries of Chancellor Media Corporation of Los
                            Angeles.
        23.1*            -- Consent of PricewaterhouseCoopers LLP.
        23.2*            -- Consent of KPMG LLP.
        27.1*            -- Financial Data Schedule of Chancellor Media Corporation.
        27.2*            -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

*     Filed herewith.

+     Compensatory plan or arrangement.

(a) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-1, as amended (Reg. No. 33-60036), of Evergreen Media Corporation ("Evergreen").

(f) Incorporated by reference to the identically numbered exhibit to Evergreen's Registration Statement on Form S-4, as amended (Reg. No. 33-89838).

(h) Incorporated by reference to the identically numbered exhibit to Evergreen's Current Report on Form 8-K dated July 14, 1995.

(i) Incorporated by reference to the identically numbered exhibit to Evergreens Current Report on Form 8-K dated January 17, 1996.

(j) Incorporated by reference to the identically numbered exhibit to Evergreens Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995.

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

(ff) Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-4 (Reg. No. 333-32259), dated July 29, 1997, as amended, of Evergreen Media Corporation of Los Angeles ("EMCLA").

(gg) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Evergreen and EMCLA for the quarterly period ending June 30, 1997.

(hh) Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for the quarterly period ending March 31, 1997.

(ii) Incorporated by reference to Exhibit 10.6 to Chancellor Broadcasting Company's Registration Statement on Form S-1 (Reg. No. 333-02782) filed February 9, 1996.

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

(ll) Incorporated by reference to Exhibit 4.24 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(mm) Incorporated by reference to Exhibit 4.25 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(nn) Incorporated by reference to Exhibit 4.26 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(oo) Incorporated by reference to Exhibit 4.27 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-35039), dated September 5, 1997.

(pp) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of September 23, 1997 and filed as of September 29, 1997.

(qq) Incorporated by reference to the identically numbered exhibit to the CMCLA's Registration Statement on Form S-4 (Reg. No. 333-36451), dated September 26, 1997, as amended.

(ss) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of February 23, 1998 and filed as of February 27, 1998.

(tt) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media and the CMCLA for the fiscal year ended December 31, 1997.

(uu) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor and CMCLA for the fiscal year ended December 31, 1997.

(vv) Incorporated by reference to the identically numbered exhibit to CMCLA's Registration Statement on Form S-4 (Reg. No. 333-50739), dated April 22, 1998, as amended.

(ww) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending March 31, 1998.

(xx) Incorporated by reference to Exhibit 4.41 to Chancellor Media's Registration Statement on Form S-8 (Reg. No. 333-53179), dated May 20, 1998.

(yy) Incorporated-by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending June 30, 1998.

(zz) Incorporated by reference to Exhibit 4.41 to CMCLA's Registration Statement on Form S-4 (Reg. No. 333-66971), initially filed November 9, 1998, as amended.

(aaa) Incorporated by reference to Exhibit 4.42 to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending September 30, 1998.

(bbb) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media and CMCLA, dated as of January 7, 1999 and filed as of January 7, 1999.

(ccc) Incorporated by reference to the identically numbered exhibit to Chancellor Media's Registration Statement on Form S-4 (Reg. No. 333-72481), dated as of February 17, 1999, as amended.

(ddd) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media and CMCLA for the quarterly period ending September 30, 1998.