Form 10-K/A
period 1998-12-31
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-04-30
CIK 894972, 1043102

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                 PART III
Item 10.  Directors and Executive Officers of the Registrants.........    3
Item 11.  Executive Compensation......................................    8
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   29
                                                 SIGNATURES...........   31

     This Amendment No. 1 to the Annual Report on Form 10-K of Chancellor Media Corporation ("Chancellor Media") and Chancellor Media Corporation of Los Angeles ("CMCLA") amends and restates in its entirety Part III of the Annual Report on Form 10-K of Chancellor Media and CMCLA filed with the Securities and Exchange Commission on March 31, 1999 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The directors and executive officers of Chancellor Media and CMCLA are:

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Thomas O. Hicks...........................  53    Chairman of the Board and Chief Executive Officer
James E. de Castro........................  46    Vice Chairman -- President and Chief Executive
                                                  Officer of Chancellor Radio and Outdoor Group and
                                                  Director
R. Steven Hicks...........................  49    Vice Chairman -- President and Chief Executive
                                                  Officer of Chancellor Media Services Group and
                                                  Director
D. Geoffrey Armstrong.....................  41    Executive Vice President and Chief Financial
                                                  Officer
Kenneth J. O'Keefe........................  44    Executive Vice President and Chief Operating
                                                  Officer of Chancellor Radio Group
James A. McLaughlin.......................  49    President and Chief Operating Officer of Chancellor
                                                  Outdoor Group
William S. Banowsky, Jr...................  37    Executive Vice President and General Counsel
Steven Dinetz.............................  52    Director
Thomas J. Hodson..........................  55    Director
Vernon E. Jordan, Jr......................  63    Director
Michael J. Levitt.........................  40    Director
Perry J. Lewis............................  61    Director
Jeffrey A. Marcus.........................  52    Director
John H. Massey............................  59    Director
Lawrence D. Stuart, Jr....................  54    Director
J. Otis Winters...........................  66    Director

  Thomas O. Hicks

     Mr. Thomas O. Hicks was elected Chairman of the Board of Chancellor Media and CMCLA in September 1997 and elected Chief Executive Officer in March 1999. He had been Chairman of the Board of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company prior to that time since April 1996. Mr. Thomas O. Hicks is Chairman of the Board and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), a private investment firm located in Dallas, St. Louis, New York, Mexico City and London specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Thomas O. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas, Incorporated, a Dallas based private investment firm. Mr. Thomas O. Hicks serves as a director of Capstar Broadcasting Corporation ("Capstar"), LIN Holdings Corp., LIN Television Corporation, Sybron International Corporation, Inc., Cooperative Computing, Inc., International Home Foods, Regal Cinemas, Inc., Triton Energy Limited, D.A.C. Vision Inc., Home Interiors & Gifts, Inc. and Olympus Real Estate Corporation. Mr. Thomas O. Hicks is the brother of Mr. R. Steven Hicks.

  James E. de Castro

     Mr. de Castro was elected Vice Chairman of Chancellor Media and CMCLA and President and Chief Executive Officer of the Chancellor Radio and Outdoor Group in March 1999. Prior thereto, Mr. de Castro served as Chief Operating Officer of Chancellor Media and CMCLA from September 22, 1997 to August 19, 1998, and from August 19, 1998 to March 15, 1999, Mr. de Castro served as President of the Chancellor Radio Group. From September 5, 1997 to September 22, 1997, Mr. de Castro served as Co-Chief Operating Officer of Chancellor Media and CMCLA. Mr. de Castro was elected Co-Chief Operating Officer and a director of Chancellor Media in September 1997. Mr. de Castro was previously President of Evergreen Media Corporation since 1993 and Chief Operating Officer and a director of Evergreen Media Corporation since 1989. From 1987 to 1988, Mr. de Castro held various positions with H&G Communications, Inc. and predecessor entities. From 1981 to 1989, Mr. de Castro was general manager of radio stations WLUP-FM and WLUP-AM (now known as WMVP-AM) in Chicago, and from 1989 to 1992, Mr. de Castro was general manager of radio station KKBT-FM in Los Angeles.

  R. Steven Hicks

     Mr. R. Steven Hicks was elected a director and Vice Chairman of Chancellor Media and CMCLA and President and Chief Executive Officer of the Chancellor Media Services Group in March 1999 and has served as President, Chief Executive Officer and a director of Capstar since June 1997. Mr. R. Steven Hicks has also served as Chairman of the Board of Capstar from June to September 1997. Mr. R. Steven Hicks founded Capstar in October 1996. Prior to joining Capstar, Mr. R. Steven Hicks acted as Chairman of the Board and Chief Executive Officer of GulfStar Communications, Inc. from January 1987 to July 1997 and as President and Chief Executive Officer of SFX Broadcasting, Inc. ("SFX") from November 1993 to May 1996. Mr. R. Steven Hicks is a 31-year veteran of the radio broadcasting industry, including 18 years as a station owner. Mr. R. Steven Hicks is the brother or Mr. Thomas O. Hicks.

  D. Geoffrey Armstrong

     Mr. Armstrong was elected Executive Vice President and Chief Financial Officer of Chancellor Media and CMCLA in March 1999. Mr. Armstrong served as Executive Vice President and Chief Operating Officer of Capstar from July 1998 to March 1999, and has served as a director of Capstar since July 1998. Mr. Armstrong has also served as a director of SFX Entertainment, Inc. since September 1998. Mr. Armstrong served as the Chief Operating Officer and an Executive Vice President of SFX from November 1996 to May 1998 and served as a director of SFX from 1993 to 1998. Mr. Armstrong became the Chief Operating Officer of SFX in June 1996 and served as the Chief Financial Officer and Treasurer of SFX from 1992 until March 1995. Prior thereto, Mr. Armstrong served as Executive Vice President and Chief Financial Officer of Capstar, a predecessor of SFX and unrelated to Capstar Broadcasting Corporation, since 1989. From 1988 to 1989, Mr. Armstrong was the Chief Executive Officer of Sterling Communications Corporation.

  Kenneth J. O'Keefe

     Mr. O'Keefe was appointed Chief Operating Officer of the Chancellor Radio Group in March 1999 and has served as Executive Vice President of Chancellor Media and CMCLA since September 1997. Mr. O'Keefe had been an Executive Vice President of Evergreen Media Corporation since February of 1996 and served as a director of Evergreen from May of 1996 to September 1997. Prior to joining Evergreen in 1996, Mr. O'Keefe was a director, Chief Financial Officer and Executive Vice President of Pyramid Communications, Inc. from March 1994 until Evergreen's acquisition of Pyramid Communications, Inc. on January 17, 1996. Mr. O'Keefe served in various capacities with Pyramid Communications, Inc. or predecessor entities during the five-year period prior to his joining Evergreen in 1996.

  James A. McLaughlin

     Mr. McLaughlin was appointed Chief Operating Officer of the Chancellor Outdoor Group in March 1999 and became the President of the Chancellor Outdoor Group in August 1998. Mr. McLaughlin most recently served as Chief Executive Officer of privately-held Triumph Outdoor Holdings, LLC ("Triumph"). Prior to forming Triumph, Mr. McLaughlin served as President and Chief Executive Officer of POA Acquisition Corporation, the successor to Peterson Outdoor Advertising. Prior to joining POA, Mr. McLaughlin was the Managing Partner of Turner Outdoor Advertising, which was purchased from Ted Turner in 1983. Mr. McLaughlin began his outdoor advertising career in 1974 with Creative Displays, holding various management positions as the company grew to become the fourth largest advertising company in the United States.

  William S. Banowsky, Jr.

     Mr. Banowsky was elected Executive Vice President and General Counsel of Chancellor Media and CMCLA in March 1999 and has served as Executive Vice President and General Counsel of Capstar since January 1997. Mr. Banowsky was an attorney with Snell, Banowsky & Trent, P.C., Dallas, Texas, for six years before joining Capstar. Prior to that time, he was an attorney for Johnson & Gibbs, P.C., Dallas, Texas, for four years.

  Steven Dinetz

     Mr. Dinetz was elected Co-Chief Operating Officer and a director of Chancellor Media and CMCLA in September 1997. As of September 22, 1997, Mr. Dinetz no longer serves as Co-Chief Operating Officer of Chancellor Media and CMCLA, but continues to serve as a director. Prior to September 1997, Mr. Dinetz served as President, Chief Executive Officer and a director of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company since their formation and prior thereto was the President and Chief Executive Officer and a director of Chancellor Communications, a predecessor entity of Chancellor Broadcasting Company.

  Thomas J. Hodson

     Mr. Hodson became a director of Chancellor Media and CMCLA in September 1997. Mr. Hodson had previously served as a director of Evergreen Media Corporation since 1992. Mr. Hodson is President of TJH Capital, Inc., a private investment company. He had been the President and a director of Columbia Falls Aluminum Company from January 1994 to March 1998. He had been a Vice President of Stephens, Inc. from 1986 through 1993.

  Vernon E. Jordan, Jr.

     Mr. Jordan became a director of Chancellor Media and CMCLA on October 14, 1997. Mr. Jordan currently serves as a senior partner in the Washington, D.C. office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Jordan serves as a director of American Express Company, Bankers Trust Company, Bankers Trust Corporation, Dow Jones & Company, Inc., the Ford Foundation, Howard University, J.C. Penney Company, Inc., Revlon Group, Revlon, Inc., Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation, Xerox Corporation, LBJ Foundation, National Academy Foundation and the Roy Wilkins Foundation.

  Michael J. Levitt

     Michael J. Levitt became a director of Chancellor Media and CMCLA on May 19, 1998. Mr. Levitt is a principal of Hicks Muse. Before joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was with Morgan Stanley & Co. Incorporated, most recently as a Managing Director responsible for the New York-based Financial Entrepreneurs Group. Mr. Levitt also serves as a director of Capstar, LIN Holdings Corp., LIN Television Corporation, Regal Cinemas, Inc., STC Broadcasting, Inc. and International Home Foods, Inc.

  Perry J. Lewis

     Mr. Lewis became a director of Chancellor Media and CMCLA in September 1997. Mr. Lewis had previously served as a director of Evergreen Media Corporation since Evergreen Media Corporation acquired Broadcasting Partners, Inc. ("BPI") in 1995. Mr. Lewis was the Chairman of BPI from its inception in 1988 until its merger with Evergreen, and was Chief Executive Officer of BPI from 1993 to 1995. Mr. Lewis is a founder of Morgan, Lewis, Githens & Ahn, an investment banking and leveraged buyout firm which was established in 1982. Mr. Lewis serves as director of Aon Corporation, ITI Technologies, Inc., Gradall Industries, Inc. and Stuart Entertainment, Inc.

  Jeffrey A. Marcus

     Mr. Marcus served as President and Chief Executive Officer of Chancellor Media and CMCLA from June 1, 1998 to March 15, 1999. Mr. Marcus became a director of Chancellor Media and CMCLA in September 1997. Prior to the merger with Chancellor Broadcasting Company, Mr. Marcus served as a director of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company. Prior to joining Chancellor Media on June 1, 1998, Mr. Marcus served as the Chairman and Chief Executive Officer of Marcus Cable Properties, Inc. and Marcus Cable Company, L.L.C. (collectively "Marcus Cable"), the ninth largest cable television multiple system operator (MSO) in the United States, which Mr. Marcus formed in 1990. Mr. Marcus continues to serve as Chairman of Marcus Cable and as a director of Marcus Cable Properties, Inc. Until November 1988, Mr. Marcus served as Chairman and Chief Executive Officer of WestMarc Communications, Inc., an MSO formed through the merger in 1987 of Marcus Communications, Inc. and Western TeleCommunications, Inc. Mr. Marcus has more than 29 years experience in the cable television business. Mr. Marcus is a co-owner of the Texas Rangers Baseball Club and serves as a director of Brinker International, Inc. and a director or trustee of several charitable and civic organizations.

  John H. Massey

     Mr. Massey became a director of Chancellor Media and CMCLA in September 1997. Prior to that time, Mr. Massey served as a director of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company. Mr. Massey currently serves as a director of Central Texas Bankshare Holdings, Inc., Colorado Investment Holdings, Inc., Hill Bancshares Holdings, Inc., Bank of The Southwest of Dallas, Texas, Columbus State Bank, Columbine JDS Systems, Inc., The Paragon Group, Inc., the Brazos Fund Group Inc. and STC Broadcasting, Inc.

  Lawrence D. Stuart, Jr.

     Mr. Stuart became a director of Chancellor Media and CMCLA in September 1997. Mr. Stuart previously served as a director of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company since January 1997. Since October 1995, Mr. Stuart has served as a Managing Director and Principal of Hicks Muse. Prior to joining Hicks Muse, from 1990 to 1995 he served as the managing partner of the Dallas office of the law firm Weil, Gotshal & Manges LLP. Mr. Stuart also serves as a director of Capstar, Home Interiors & Gifts, Inc. and Arena Brands, Inc.

  J. Otis Winters

     Mr. Winters became a director of Chancellor Media and CMCLA on May 19, 1998, Mr. Winters currently serves as the non-executive Chairman for The PWS Group (formerly Pate, Winters & Stone, Inc.). Mr. Winters was Co-founder, President and director of Avanti Energy Corporation. Mr. Winters also served as Executive Vice President and a member of the board of directors of the First National Bank and Trust

Company of Tulsa. Mr. Winters was Executive Vice President and a member of the board of directors of The Williams Companies, where he served as Chairman of two major subsidiaries and was responsible for the corporate administrative department. Mr. Winters also serves as a director and Chairman of the audit and compensation committee of AMX Corporation, director and Chairman of the audit committee for Arena Brands, Inc., director and Chairman of the finance and audit committees for Dynegy, Inc. (formerly NGC Corporation), and director and Chairman of the executive committee for Walden Residential Properties, Inc.

     There are no family relationships between any of the directors and executive officers of the Company, except that Thomas O. Hicks is the brother of
R. Steven Hicks.

  Compensation of Directors

     Directors who are also officers of Chancellor Media and CMCLA receive no additional compensation for their services as directors. Directors of Chancellor Media and CMCLA who are not officers will receive (i) a fee of $36,000 per annum; (ii) a $1,000 fee for attendance at board meetings or, if applicable, a $500 fee for attendance at board meetings by telephone; (iii) a fee of $24,000 per annum for service on the Special Committee or Negotiating Committee ($36,000 for chairman of Special Committee); and (iv) a $2,000 fee for attendance as chairman of a board committee ($1,000 for attendance by telephone), a $1,000 fee for attendance at committee meetings or, if applicable, a $500 fee for attendance at committee meetings by telephone. Directors of Chancellor Media and CMCLA are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with such meetings. Additionally, all non-employee directors of Chancellor Media and CMCLA in office on the day of Chancellor Media's annual stockholders meeting are entitled to an award of options to purchase 25,000 shares of Chancellor Media common stock at an exercise price equal to the fair market value of such shares on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Chancellor Media and CMCLA for the three fiscal years ending December 31, 1998, to Chancellor Media's and CMCLA's five most highly compensated executive officers serving in such capacity at the end of the last completed fiscal year whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998, as well as Chancellor Media's and CMCLA's former Chief Executive Officer.

                         SUMMARY COMPENSATION TABLE(1)

                                                                                     LONG TERM COMPENSATION
                                              ANNUAL COMPENSATION              -----------------------------------
                                   -----------------------------------------                  SECURITIES
                                                                  OTHER                       UNDERLYING
NAME AND                                                         ANNUAL         RESTRICTED     OPTIONS      LTIP      ALL OTHER
PRINCIPAL POSITION          YEAR    SALARY        BONUS      COMPENSATION(2)   STOCK AWARDS      (#)       PAYOUTS   COMPENSATION
------------------          ----   --------     ----------   ---------------   ------------   ----------   -------   ------------
Jeffrey A. Marcus.........  1998   $656,250(3)  $2,333,333(3)       --              --        1,450,000      --      $ 1,001,885(4)
  President, Chief
    Executive
  Officer and Director
Scott K. Ginsburg.........  1998   $372,222(5)  $       --         --               --          800,000      --      $37,781,091(6)
  Former President and      1997    850,000      3,615,000         --               --          500,000      --            9,101(6)
  Chief Executive Officer   1996    750,000        956,000         --               --          375,000      --            9,776(6)
James E. de Castro........  1998   $900,000     $3,000,000         --               --          960,000      --      $ 6,003,903(7)
  Vice Chairman, President
    and                     1997    825,000      2,581,000         --               --          425,000      --            2,630(7)
  Chief Executive
    Officer --              1996    750,000        704,000         --               --           75,000      --            2,455(7)
  Chancellor Radio and
  Outdoor Group and
  Director
Matthew E. Devine.........  1998   $500,000     $2,000,000         --               --          720,000      --      $ 5,112,825(8)
  Senior Vice President
    and                     1997    375,000      1,205,000         --               --          262,500      --               --
  Chief Financial Officer   1996    300,000        352,000         --               --           37,500      --               --
Kenneth J. O'Keefe........  1998   $500,000     $1,500,000         --               --          100,000      --      $        --
  Executive Vice            1997    320,000      1,205,000         --               --               --      --               --
  President -- Operations   1996    210,000(9)     210,000         --               --          300,000      --               --
James A. McLaughlin.......  1998   $181,944(10) $  375,000         --               --          360,000      --      $ 1,001,273(11)
  President -- Chancellor
  Outdoor Group

---------------

 (1) No information is set forth in this section regarding Thomas O. Hicks, who served as interim Chief Executive Officer of Chancellor Media and CMCLA from April 14, 1998 through June 1, 1998. Mr. Thomas O. Hicks received fees in conjunction with his service as Chairman of the Board of Chancellor Media and CMCLA, but received no additional compensation in conjunction with his service as interim Chief Executive Officer.

 (2) The aggregate annual amount of perquisites and other personal benefits, securities or property does not exceed $50,000 or 10% of the total of the annual salary and bonus for the named officer.

 (3) Represents compensation for the period beginning June 1, 1998, when Mr. Marcus joined Chancellor Media and CMCLA.

 (4) Represents a one-time execution bonus of $1,000,000 paid to Mr. Marcus in connection with his employment agreement effective June 1, 1998 and payments of $1,885 for a term life insurance policy for Mr. Marcus for 1998.

 (5) Represents compensation for the period January 1, 1998 to the date of Mr. Ginsburg's resignation effective April 14, 1998 and four weeks of accrued and unpaid vacation.

 (6) Other compensation for 1998 represents compensation related to Mr. Ginsburg's resignation on April 14, 1998 of (a) a lump sum severance payment of $20,000,000; (b) compensation expense of $16,000,000 related to the grant of 800,000 options at an exercise price of $23.25 that are exercisable one third at April 14, 1998, 1999 and 2000, respectively; and
     (c) consulting fees of $1,770,833 earned by

     Mr. Ginsburg for the period April 14, 1998 to December 31, 1998 and payments of $10,258 for term life insurance policies for Mr. Ginsburg during 1998. Other compensation for 1997 and 1996 represents payments for term life insurance policies for Mr. Ginsburg.

 (7) Other compensation for 1998 represents a one-time cash payment of $5,000,000 and a one-time execution bonus of $1,000,000 paid to Mr. de Castro in connection with Mr. de Castro's employment agreement effective April 17, 1998 and payments of $3,903 for a term life insurance policy for Mr. de Castro for 1998. Other compensation for 1997 and 1996 represents payments for a term life insurance policy for Mr. de Castro.

 (8) Other compensation for 1998 represents (i) a one-time cash payment of $2,000,000 and a one-time execution bonus of $1,000,000 paid to Mr. Devine in connection with Mr. Devine's employment agreement effective April 17, 1998; (ii) a lump sum severance payment of $2,000,000 and other payments of $111,552 paid to Mr. Devine in connection with Mr. Devine's resignation and
     (iii) payments of $1,273 for a term life insurance policy.

 (9) Represents compensation for the period beginning March 1, 1996, when Mr. O'Keefe joined Chancellor Media and CMCLA.

(10) Represents compensation for the period beginning August 18, 1998, when Mr. McLaughlin joined Chancellor Media and CMCLA.

(11) Represents a one-time execution bonus of $1,000,000 paid to Mr. McLaughlin in connection with his employment agreement effective August 18, 1998 and payments of $1,273 for a term life insurance policy.

     Option Grants in Last Fiscal Year. The following table sets forth information regarding options to purchase common stock granted by Chancellor Media to its Chief Executive Officer at the end of the 1998 fiscal year and the other executive officers named in the Summary Compensation Table during the 1998 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                                  ------------------------------------------------------
                                  NUMBER OF
                                  SECURITIES    % OF TOTAL                                      GRANT DATE VALUE
                                  UNDERLYING     OPTIONS                    MARKET PRICE   --------------------------
                                   OPTIONS      GRANTED TO    EXERCISE OR    ON DATE OF                  GRANT DATE
                                   GRANTED     EMPLOYEES IN   BASE PRICE       GRANT       EXPIRATION   PRESENT VALUE
NAME                                (#)(1)     FISCAL YEAR     ($/SHARE)     ($/SHARE)        DATE          $(2)
----                              ----------   ------------   -----------   ------------   ----------   -------------
Jeffrey A. Marcus...............  1,250,000        16.9%        $42.13         $42.13       4/29/08      $26,513,246
                                    200,000         2.7%         41.50          41.50       10/1/08        4,179,180
Scott K. Ginsburg...............    800,000        10.8%         23.25          42.13       4/20/05       22,551,494
James E. de Castro..............    800,000        10.8%         42.13          42.13       5/18/08       16,968,477
                                    160,000         2.2%         41.50          41.50       10/1/08        3,343,344
Matthew E. Devine...............    720,000         9.7%         42.13          42.13       5/18/08       15,271,630
Kenneth J. O'Keefe..............    100,000         1.4%         37.31          37.31       1/01/05        1,878,768
James A. McLaughlin.............    300,000         4.1%         48.38          48.38       8/18/08        7,307,271
                                     60,000         0.8%         48.38          48.38       8/18/08        1,461,454

---------------

(1) Represents options to purchase shares of common stock granted under the Chancellor Media Corporation 1998 Stock Option Plan. The options awarded to Mr. Marcus are exercisable in whole or part beginning on April 29, 1998. The options awarded to Mr. Ginsburg are exercisable in whole or part beginning on April 20, 1998. The options awarded to Mr. De Castro are exercisable in whole or part beginning on April 17, 1998. The options awarded to Mr. Devine are exercisable in whole or part beginning on April 17, 1998. The options awarded to Mr. O'Keefe are exercisable in whole or part beginning on January 1, 1998. The 300,000 share grant of options awarded to Mr. McLaughlin are exercisable in whole or part beginning on August 18, 1998. The 60,000 share grant of options awarded to Mr. McLaughlin are exercisable in whole or part beginning on August 18, 1999. The options may expire earlier upon the occurrence of certain merger or consolidation transactions involving Chancellor Media. Chancellor Media is not required to issue and deliver any certificate for shares of common stock purchased upon exercise of the option or any portion thereof prior to fulfillment of certain conditions, including the completion of registration or qualification of such shares of common stock under federal or state securities laws and the payment to Chancellor Media of all amounts required to be withheld upon exercise of the options under any federal, state or local tax law. The holder of an option has no rights or privileges of a stockholder in respect of any shares of common stock purchasable upon exercise of the options unless and until certificates representing such shares shall have been issued by Chancellor Media to such holder. Once exercisable, the options are exercisable by the holder or, upon the death of such holder, by his personal representatives or by any person empowered to do so under such holder's will or under the applicable laws of descent and distribution. The options are not transferable except by will or by the applicable laws of descent and distribution.

(2) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 39.91%; risk-free interest rate of 4.80%, and expected life of seven years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

     The following table sets forth information concerning option exercises in the year ended December 31, 1998 by Chancellor Media's and CMCLA's Chief Executive Officer at the end of the 1998 fiscal year and the other executive officers named in the Summary Compensation Table, and the value of each such executive officer's unexercised options at December 31, 1998.

                                                                 NUMBER OF
                                                           SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                              SHARES                       AT FISCAL YEAR-END(#)       AT FISCAL YEAR-END($)(1)
                            ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                            EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                            -----------   -----------   -----------   -------------   -----------   -------------
Jeffrey A. Marcus.........         --             --       861,742       657,500      $6,183,838     $4,232,575
Scott K. Ginsburg.........         --             --     1,141,667       533,333      32,714,050     13,133,325
James E. de Castro........    150,000     $6,099,500     2,405,000            --      59,994,675             --
Matthew E. Devine.........         --             --     1,470,000            --      31,082,250             --
Kenneth J. O'Keefe........         --             --       100,000       300,000       1,056,500     11,163,000
James A. McLaughlin.......         --             --        75,000       285,000              --             --

---------------

(1) Based upon a per share price for the Chancellor Media common stock of $47.875. This price represents the closing price for the Chancellor Media common stock on The Nasdaq National Market System on December 31, 1998.

  Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     de Castro Employment Agreement

     On October 1, 1998, Chancellor Media and CMCLA entered into an amended and restated employment agreement with Mr. de Castro, effective as of April 17, 1998. The de Castro employment agreement, which has a term that extends through April 17, 2003, provides for an initial annual base salary of $900,000 for the first year of the employment agreement, to be subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year (provided that the base salary in any year cannot be less than the base salary in the prior year). In addition, the de Castro employment agreement provides for an annual bonus based upon a percentage of the amount by which Chancellor Media exceeds an annual performance target which is defined in the de Castro employment agreement. The de Castro employment agreement provides that, on the effective date of the employment agreement and on each of the first four anniversaries of the employment agreement on which Mr. de Castro remains employed by Chancellor Media, Mr. de Castro shall be granted options to purchase 160,000 shares of common stock. If Mr.

de Castro's employment is terminated without "cause," as defined in the de Castro employment agreement, or if Mr. de Castro terminates his employment for "good reason," as defined in the de Castro employment agreement, prior to the fifth annual anniversary of the effective date of the de Castro employment agreement, Mr. de Castro will receive on the termination date a number of options equal to 800,000 minus the number of options previously granted to Mr. de Castro under the preceding sentence prior to that date. The de Castro employment agreement provides (i) for a signing bonus in the gross amount of $1,000,000; (ii) that Chancellor Media shall make a one-time cash payment to Mr. de Castro of $5,000,000; and (iii) that Chancellor Media shall grant to Mr. de Castro stock options to purchase 800,000 shares of common stock at a price of $42.125.

     All options granted pursuant to the de Castro employment agreement will be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment. The annual option grant shall be at a price per share equal to the market price for the common stock at the close of trading on the day immediately preceding the date of the grant; provided, however, that with respect to any options the grant of which is accelerated because Mr. de Castro's employment is terminated as the result of a "change of control," the exercise price of such options will be the lower of (i) the exercise price equal to the average last reported sale price of the common stock for the 30 trading days prior to the ten trading days ending at the close of the trading day prior to the day of any announcement of such "change of control," and (ii) the exercise price equal to the market price of the common stock at the close of the trading day immediately preceding the date of grant.

     The de Castro employment agreement provides that, in the event of termination of Mr. de Castro's employment by Chancellor Media without "cause" or by Mr. de Castro with "good reason," Chancellor Media shall make a one-time cash payment to Mr. de Castro in a gross amount such that the net payments retained by Mr. de Castro shall equal $5,000,000 less applicable employee withholding taxes.

     The de Castro employment agreement further provides that, in the event of termination of Mr. de Castro's employment by Mr. de Castro for other than "good reason," in exchange for Mr. de Castro's agreement not to induce any employee of any radio station owned by Chancellor Media to terminate employment or to become employed by any other radio station, Chancellor Media shall continue to pay Mr. de Castro his applicable base salary through the fifth anniversary of the effective date of the de Castro employment agreement. In the event of termination by Mr. de Castro of his employment for other than "good reason," Chancellor Media also has the right, in exchange for the payment at the end of each calendar year through December 31, 2002, of an amount equal Mr. de Castro's average bonus (the greater of actual bonus and $1,600,000 in the applicable year), and on the last day of the calendar year ended December 31, 2003, make a payment to Mr. de Castro equal to the product of Mr. de Castro's average bonus (the greater of actual bonus or $1,600,000 in the applicable year) multiplied by the fraction of the calendar year which precedes the fifth anniversary of the effective date of the de Castro employment agreement, to require that Mr. de Castro not be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses. The de Castro employment agreement further provides that if Mr. de Castro's employment is terminated by reason of expiration or non-renewal of the de Castro employment agreement, Chancellor Media shall make a one-time cash payment to Mr. de Castro equal to two times the amount of his annual base salary for the contract year in which such employment terminates. The de Castro employment agreement provides that if Chancellor Media provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other senior executives, except for benefits and employment inducements provided to the Chief Executive Officer, Mr. de Castro would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     Chancellor Media and CMCLA are currently negotiating an amendment to Mr. de Castro's employment agreement that is expected to provide for the following: (i) an increase in Mr. de Castro's base salary to $950,000; (ii) an amendment to the bonus provisions contained in his agreement to provide only for discretionary bonuses as determined by the Compensation Committee, based upon the recommendation of the Chief Executive Officer; (iii) the acceleration of the grant, subject to four year vesting in equal amounts on each of April 17, 1999, 2000, 2001 and 2002, of options to acquire 640,000 shares of Chancellor Media common stock provided for in his employment agreement; (iv) a grant of additional options to acquire

1,000,000 shares of Chancellor Media common stock with (A) an exercise price of $46.63 per share, (B) 20% of the shares of Chancellor Media common stock issuable pursuant to such options vesting annually over five years, and (C) exercisability conditioned upon the average fair market value of the Chancellor Media common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; and (v) accelerated vesting of all unvested options upon termination by Mr. de Castro for "good reason" or by Chancellor Media without "cause."

     R. Steven Hicks Employment Agreement

     On April 29, 1999, Chancellor Media and CMCLA entered into an employment agreement with Mr. R. Steven Hicks, effective as of March 15, 1999. The R. Steven Hicks employment agreement provides for the following: (i) a five year term; (ii) base salary of $950,000, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year; (iii) a discretionary bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer; (iv) a grant of options to purchase 1,000,000 shares of Chancellor Media common stock not subject to stockholder approval of the proposed Chancellor Media Corporation 1999 Stock Option Plan (the "1999 Plan") with (A) an exercise price of $46.63 per share, (B) 20% of the shares of Chancellor Media common stock issuable pursuant to such options vesting annually over five years, and (C) exercisability conditioned upon the average fair market value of Chancellor Media common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; (v) accelerated vesting of all unvested options upon termination by Mr. R. Steven Hicks for "good reason" or by Chancellor Media without "cause"; (vi) in the event of termination of Mr. R. Steven Hicks' employment by Chancellor Media without "cause" or by Mr. R. Steven Hicks for "good reason," a one-time cash payment of $5,000,000 less applicable employee withholding taxes will be paid to Mr. R. Steven Hicks; (vii) an agreement by Mr. R. Steven Hicks to not induce any employee of Chancellor Media to terminate employment or to become employed by any other competitive business (the "Hicks Non-Solicitation Agreement") for the original five-year term of the employment agreement; (viii) in the event of termination of Mr. R. Steven Hicks' employment by Mr. R. Steven Hicks for other than "good reason," in exchange for the Hicks Non-Solicitation Agreement, Chancellor Media will continue to pay Mr.
R. Steven Hicks his applicable base salary through the fifth anniversary of the effective date of his employment agreement; (ix) in the event of termination by Mr. R. Steven Hicks of his employment for other than "good reason," Chancellor Media also has the right, in exchange for the payment at the end of each calendar year through December 31, 2003, of an amount equal to Mr. R. Steven Hicks' average bonus (the greater of actual bonus and $1,600,000 in the applicable year), and on the last day of the calendar year ended December 31, 2004, make a payment to Mr. R. Steven Hicks equal to the product of Mr. R. Steven Hicks' average bonus (the greater of actual bonus and $1,600,000 in the applicable year) multiplied by the fraction of the calendar year which precedes the fifth anniversary of the effective date of R. Steven Hicks' employment agreement, to require that Mr. R. Steven Hicks not to be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses; (x) in the event of termination by reason of expiration or non-renewal of his employment agreement, Chancellor Media will make a one-time cash payment to Mr. R. Steven Hicks equal to two times the amount of his annual base salary for the contract year in which such employment terminates; and (xi) if Chancellor Media provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other senior executives, Mr. R. Steven Hicks would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     Mr. R. Steven Hicks continues to serve as the President and Chief Executive Officer of Capstar. As a result, his employment agreement provides that Mr. R. Steven Hicks is obligated to use his good faith efforts to allocate his time reasonably between Capstar and Chancellor Media. Additionally, Mr. R. Steven Hicks' base salary of $950,000 consists of his base salary for his positions at both Capstar and Chancellor Media. Capstar and Chancellor Media are obligated to split the cost of Mr. R. Steven Hicks' base salary, with Chancellor Media being obligated to pay $400,000, plus 50% of the remaining $550,000 in base salary. Chancellor Media and Capstar are obligated to split evenly all other compensation paid to Mr. R. Steven

Hicks and Chancellor Media reimburses Capstar for 50% of the cost of any and all benefit plans of Capstar in which Mr. R. Steven Hicks participates.

     Armstrong Employment Agreement

     Chancellor Media and CMCLA expect to enter into an employment agreement with Mr. Armstrong, effective as of March 15, 1999. The Armstrong employment agreement is expected to provide for the following: (i) a five year term; (ii) base salary of $550,000, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year;
(iii) a discretionary bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer; (iv) a grant of options to purchase 500,000 shares of Chancellor Media common stock not subject to stockholder approval of the 1999 Plan with (A) an exercise price of $46.63 per share, (B) 20% of the shares of Chancellor Media common stock issuable pursuant to such options vesting annually over five years, and (C) exercisability conditioned upon the average fair market value of Chancellor Media common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; (v) accelerated vesting of all unvested options upon termination by Mr. Armstrong for "good reason" or by Chancellor Media without "cause"; (vi) in the event of termination of Mr. Armstrong's employment by Chancellor Media without "cause" or by Mr. Armstrong for "good reason," a one-time cash payment will be paid to Mr. Armstrong equal to two times Mr. Armstrong's annual base salary for the contract year in which such employment terminates; (vii) Mr. Armstrong will be subject to, at Chancellor Media's option, a non-solicitation provision pursuant to which Mr. Armstrong will not be permitted to induce any employee of Chancellor Media to terminate employment or to become employed by any competitive business for up to the original term of his employment agreement in exchange for the continued payment of his base salary (net of any other severance payments made to Mr. Armstrong);
(viii) an agreement by Mr. Armstrong not to be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses for the ninety-day period following termination of his employment; and (ix) if Chancellor Media provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other executive vice presidents, Mr. Armstrong would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     Banowsky Employment Agreement

     On April 29, 1999, Chancellor Media and CMCLA entered into an employment agreement with Mr. Banowsky, effective as of March 15, 1999. The Banowsky employment agreement provides for the following: (i) a five year term; (ii) base salary of $400,000, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year; (iii) a discretionary bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer; (iv) a grant of options to purchase 400,000 shares of Chancellor Media common stock not subject to stockholder approval of the 1999 Plan with (A) an exercise price of $46.63 per share, (B) 20% of the shares of Chancellor Media common stock issuable pursuant to such options vesting annually over five years, and (C) exercisability conditioned upon the average fair market value of Chancellor Media common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; (v) accelerated vesting of all unvested options upon termination by Mr. Banowsky for "good reason" or by Chancellor Media without "cause"; (vi) in the event of termination of Mr. Banowsky's employment by Chancellor Media without "cause" or by Mr. Banowsky for "good reason," a one-time cash payment will be paid to Mr. Banowsky equal to two times Mr. Banowsky's annual base salary for the contract year in which such employment terminates; (vii) Mr. Banowsky will be subject to, at Chancellor Media's option, a non-solicitation provision pursuant to which Mr. Banowsky will not be permitted to induce any employee of Chancellor Media to terminate employment or to become employed by any competitive business for up to the original term of his employment agreement in exchange for the continued payment of his base salary (net of any other severance payments made to Mr. Banowsky); (viii) an agreement by Mr. Banowsky not to be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses for the ninety-day period following termination of his employment; and (ix) if Chancellor Media provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other executive vice presidents, Mr. Banowsky would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     Mr. Banowsky continues to serve as the Executive Vice President and General Counsel of Capstar. As a result, his employment agreement provides that Mr. Banowsky is obligated to use his good faith efforts to allocate his time reasonably between Capstar and Chancellor Media. Additionally, Mr. Banowsky's base salary of $400,000 consists of his base salary for his positions at both Capstar and Chancellor Media. Capstar and Chancellor Media are obligated to split the cost of Mr. Banowsky's base salary, with Chancellor Media being obligated to pay $75,000, plus 50% of the remaining $325,000 in base salary. Chancellor Media and Capstar are obligated to split evenly all other compensation paid to Mr. Banowsky and Chancellor Media reimburses Capstar for 50% of the cost of any and all benefit plans of Capstar in which Mr. Banowsky participates.

     McLaughlin Employment Agreement

     On October 1, 1998, Chancellor Media and CMCLA entered into an amended and restated employment agreement with Mr. McLaughlin, to be effective as of August 18, 1998, that has a term that extends through August 18, 2003 and provides for an annual base salary of $500,000 for the first year of the employment agreement, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year (provided that the base salary in any year cannot be less than the base salary in the prior year). The McLaughlin employment agreement provides for Mr. McLaughlin to receive an annual bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer. The McLaughlin employment agreement also provides that on the agreement date and on each of the first four anniversaries of the employment agreement on which Mr. McLaughlin remains employed by Chancellor Media, Mr. McLaughlin shall be granted options to purchase 60,000 shares of the common stock. If Mr. McLaughlin's employment is terminated without "cause," as defined in the McLaughlin employment agreement, or if Mr. McLaughlin terminates his employment for "good reason," as defined in the McLaughlin employment agreement, prior to the fifth anniversary of the effective date of the McLaughlin employment agreement, Mr. McLaughlin will receive on the termination date a number of options equal to 300,000 minus the number of options previously granted to Mr. McLaughlin under the preceding sentence prior to that date. In addition, as an execution bonus, Chancellor Media granted to Mr. McLaughlin options to purchase 300,000 shares of common stock at a price of $48.375 per share 25% of which vested on the effective date of the employment agreement and 25% of which will vest on each of the three anniversaries of the date of grant. Chancellor Media also paid to Mr. McLaughlin a one-time execution bonus in the gross amount of $1,000,000. The McLaughlin employment agreement provides that all options granted under the McLaughlin employment agreement will be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment. The annual option grant shall be at a price per share equal to the market price for the common stock at the close of trading on the day immediately preceding the date of the grant; provided, however, that with respect to any options the grant of which is accelerated because Mr. McLaughlin's employment is terminated as the result of a "change of control," the exercise price of such options will be the lower of (i) the exercise price equal to the average last reported sale price of the common stock for the 30 trading days prior to the ten trading days ending at the close of the trading day prior to the day of any announcement of such "change of control," and (ii) the exercise price equal to the market price of the common stock at the close of the trading day immediately preceding the date of grant.

     The McLaughlin employment agreement provides that, in the event of termination of Mr. McLaughlin's employment by Chancellor Media without "cause" or by Mr. McLaughlin with "good reason," Chancellor Media shall make a one-time cash payment to Mr. McLaughlin in a gross amount so that the net payments retained by Mr. McLaughlin, after payment by the Company of any excise taxes imposed by Section 4999 of the Code with respect to that payment, shall equal $1,000,000.

     The McLaughlin employment agreement further provides that, in the event of termination of Mr. McLaughlin's employment by Mr. McLaughlin for other than "good reason," in exchange for

Mr. McLaughlin's agreement not to induce any employee of any media company owned by Chancellor Media to terminate employment or to become employed by any other media company, Chancellor Media shall continue to pay Mr. McLaughlin one-half of his applicable base salary through the earlier of the fifth anniversary of the effective date of the employment agreement or the second anniversary of the termination of employment. In the event of termination of Mr. McLaughlin's employment other than for "good reason," Chancellor Media also has the right, in exchange for the payment at the end of each calendar year preceding the earlier of the fifth anniversary of the effective date or the second anniversary of termination, an amount equal to one-half of Mr. McLaughlin's average bonus, and on the last day of the calendar year which includes the earlier of the fifth anniversary of the effective date or the second anniversary of termination, an amount equal to the product of one-half Mr. McLaughlin's average bonus multiplied by the fraction of such calendar year which precedes the earlier of the fifth anniversary of the effective date or the second anniversary of termination, to require that Mr. McLaughlin not be employed by or perform activities on behalf of or have an ownership interest in any media company serving the same market as any media company owned by Chancellor Media.

     O'Keefe Employment Agreement

     In February of 1996, Chancellor Media and CMCLA entered into an employment agreement with Mr. O'Keefe that has a term through February 28, 1999 and provides for an annual base salary beginning at $300,000 in 1996 and increasing incrementally to $350,000 in 1998. The O'Keefe employment agreement provides for Mr. O'Keefe to receive an annual incentive bonus based upon a percentage of the amount by which Chancellor Media exceeds various annual performance targets as defined in the agreement. The agreement also provides that Mr. O'Keefe is eligible for options to purchase common stock. Under the agreement, Mr. O'Keefe was awarded options to purchase 300,000 shares of common stock. The stock options vest and become exercisable subject to Mr. O'Keefe's continued employment by Chancellor Media through February 28, 1999. However, Mr. O'Keefe may be eligible to exercise the options on a pro rata basis in the event he is terminated prior to February 28, 1999 upon selected events specified in his employment agreement, including Mr. O'Keefe's death or disability, a change in control of Chancellor Media, termination without cause and a material breach of the employment agreement by Chancellor Media leading to the resignation of Mr. O'Keefe. The agreement terminates upon the death of Mr. O'Keefe and may be terminated by Chancellor Media upon the disability of Mr. O'Keefe or for or without "cause," as defined in the agreement. During the term of the agreement, Mr. O'Keefe is prohibited from engaging in certain activities competitive with the business of Chancellor Media. However, with the approval of Chancellor Media, Mr. O'Keefe may engage in activities not directly competitive with the business of Chancellor Media as long as those activities do not materially interfere with Mr. O'Keefe's employment obligations. On March 1, 1997, Evergreen Media Corporation and Mr. O'Keefe amended the O'Keefe employment agreement in order to make selected provisions of the O'Keefe employment agreement comparable to those contained in Mr. de Castro's and Mr. Devine's former employment agreement.

     On September 4, 1997, Chancellor Media and CMCLA amended its employment agreement with Mr. O'Keefe. As a result of the O'Keefe amendment, the O'Keefe employment agreement expired as of December 31, 1997, and the O'Keefe amendment was effective on January 1, 1998. The O'Keefe amendment, which has a term through December 31, 2000, provides for an initial annual base salary of $500,000 for the first year of the employment agreement, to be increased each year by $25,000. In addition, the O'Keefe amendment provides for an annual bonus based upon the financial performance of the Company in relation to various annual performance targets which are defined in the O'Keefe amendment. The O'Keefe amendment provides that, on January 1, 1998 and 1999, since Mr. O'Keefe remained employed by Chancellor Media on those dates, Mr. O'Keefe was granted options to purchase 100,000 shares of common stock. Furthermore, with respect to the option to purchase 300,000 shares of common stock granted under the O'Keefe employment agreement, all options became exercisable on February 28, 1999, since Mr. O'Keefe remained employed by Chancellor Media on that date.

     The O'Keefe amendment provides that all options described in the O'Keefe amendment will be exercisable for seven years from the date of grant of the option, and that all options granted under the O'Keefe amendment will be granted at a price per share equal to the market price for the common stock on the date of the grant. The O'Keefe amendment provides that, in the event of termination of Mr. O'Keefe's employment by Chancellor Media without "cause," Chancellor Media shall pay Mr. O'Keefe his base salary and a prorated annual bonus and provide health and life insurance coverage until the earlier of the expiration of the term of the O'Keefe amendment or the date on which Mr. O'Keefe becomes employed in a position providing similar compensation.

     Chancellor Media and CMCLA are currently negotiating a new employment agreement with Mr. O'Keefe that is expected to provide for the following: (i) a five year term; (ii) an increase in Mr. O'Keefe's base salary to $550,000, subject to increases each year by a percentage equal to the percentage change in the consumer price index during the preceding year; (iii) a discretionary bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer; (iv) a grant of options to acquire 500,000 shares of Chancellor Media common stock with (A) an exercise price of $46.63 per share, (B) 20% of the shares of Chancellor Media common stock issuable pursuant to such options vesting annually over five years, and
(C) exercisability conditioned upon the average fair market value of the Chancellor Media common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; (v) accelerated vesting of all unvested options upon termination by Mr. O'Keefe for "good reason" or by Chancellor Media without "cause"; (vi) in the event of termination of Mr. O'Keefe's employment by Chancellor Media without "cause" or by Mr. O'Keefe for "good reason," a one-time cash payment will be paid to Mr. O'Keefe equal to two times Mr. O'Keefe's annual base salary for the contract year in which such employment terminates; (vii) Mr. O'Keefe will be subject to, at Chancellor Media's option, a non-solicitation provision pursuant to which Mr. O'Keefe will not be permitted to induce any employee of Chancellor Media to terminate employment or to become employed by any competitive business for up to the original term of his employment agreement in exchange for continued payment of his base salary (net of any other severance payments made to Mr. O'Keefe);
(viii) an agreement by Mr. O'Keefe not to be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses for the ninety-day period following termination of his employment; and (ix) if Chancellor Media provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other executive vice presidents, Mr. O'Keefe would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     Marcus Employment Agreement

     Prior to March 15, 1999, Mr. Marcus served as President and Chief Executive Officer of Chancellor Media and CMCLA. Chancellor Media and CMCLA entered into an amended and restated employment agreement as of October 1, 1998 with Jeffrey
A. Marcus, which was effective as of June 1, 1998. The Marcus employment agreement, which had a term that extended through June 1, 2003, provided for an initial annual base salary of $1,125,000 for the first year of the employment agreement, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year (provided that the base salary in any year cannot be less than the base salary in the prior year). The Marcus employment agreement provided for a one-time execution bonus in the gross amount of $1,000,000. In addition, the Marcus employment agreement provided for an annual bonus in an amount to be determined by Chancellor Media's Compensation Committee in its reasonable discretion; provided, however, the annual bonus would in no event to be less than $2,000,000 nor greater than $4,000,000. The Marcus employment agreement provides that, on the effective date of the employment agreement and on each of the four anniversaries of the employment agreement on which Mr. Marcus remained employed by Chancellor Media, Mr. Marcus would be granted options to purchase 200,000 shares of the common stock. If Mr. Marcus' employment was terminated without "cause," as defined in the Marcus employment agreement, or if Mr. Marcus terminated his employment for "good reason," as defined in the Marcus employment agreement, prior to the fourth annual anniversary of the effective date of the Marcus employment agreement, Mr. Marcus would receive on such termination date a number of options equal to 1,000,000 minus the number of options previously granted to Mr. Marcus under the preceding sentence prior to that date. The Marcus employment agreement provided that all options granted under the Marcus employment agreement would be exercisable for ten years from the date of grant of the options, notwithstanding any termination of employment, at a price per share equal to the market price for the common stock at the close of trading on the day immediately preceding the date of the grant; provided, however, that with respect to any options the grant of which is accelerated because Mr. Marcus' employment was terminated as the result of a "change of control," the exercise price of such options would be the lower of (i) the exercise price equal to the average last reported sale price of the common stock for the 30 trading days prior to the ten trading days ending at the close of the trading day prior to the day of any announcement of such "change of control," and (ii) the exercise price equal to the market price of the common stock at the close of the trading day immediately preceding the date of grant.

     Under the Marcus employment agreement, Mr. Marcus was also granted options to purchase 1,250,000 shares of Common Stock, one-half of which would vest on the date of the grant and one-half of which would vest on the 18th month anniversary of the date of the grant if and to the extent that a termination of employment had not occurred, provided that in the event of a termination of employment by Chancellor Media without "cause" or by Mr. Marcus for "good reason," all such options would vest and become exercisable on the date of such termination of employment. Each such option would be exercisable for ten years from the date of grant of those options, notwithstanding any termination of employment, at a price of $42.125 per share. The Marcus employment agreement also provided that, in the event of termination of Mr. Marcus's employment by Chancellor Media without "cause" or by Mr. Marcus with "good reason," Chancellor Media would make a one-time cash payment to Mr. Marcus in a gross amount such that the net payments retained by Mr. Marcus, after payment by Chancellor Media of excise taxes imposed by Section 4999 of the Code with respect to that payment, to the extent applicable, shall equal $6,250,000.

     The Marcus employment agreement further provided that, in the event of termination of Mr. Marcus's employment by Mr. Marcus for other than "good reason," in exchange for Mr. Marcus's agreement not to induce any employee of any radio station owned by Chancellor Media to terminate employment or to become employed by any other radio station, Chancellor Media would continue to pay Mr. Marcus his applicable base salary through the fifth anniversary of the effective date. In the event of termination of Mr. Marcus' employment for other than "good reason," Chancellor Media also had the right, in exchange for the payment at the end of each calendar year until through December 31, 2003, of an amount equal to Mr. Marcus' average bonus, and on the last day of the calendar year which included the fifth anniversary of the Marcus employment agreement, make a payment equal to the product of Mr. Marcus's average bonus multiplied by the fraction of each calendar year which precedes the fifth anniversary of the effective date of the Marcus employment agreement, to require that Mr. Marcus not be employed by or perform activities on behalf of or have ownership interest in any radio or television broadcasting station serving the same market as any radio station owned by Chancellor Media, or in connection with any business enterprise that is directly or indirectly engaged in any of the business activities in which any business owned by Chancellor Media has significant involvement, subject to certain exceptions. The Marcus employment agreement further provided that if Mr. Marcus's employment was terminated by reason of expiration or non-renewal of the Marcus employment agreement, Chancellor Media would make a one-time cash payment to Mr. Marcus equal to two times the amount of his annual base salary for the contract year in which employment terminated. The Marcus employment agreement also provided that Mr. Marcus would be entitled to receive personal security services, to be paid for by Chancellor Media, and certain other customary benefits and perquisites.

     In connection with Mr. Marcus' resignation as President and Chief Executive Officer of Chancellor Media and CMCLA in March 1999, Mr. Marcus, his spouse, and Chancellor Media and CMCLA entered into a termination agreement dated as of March 15, 1999. Pursuant to that agreement, Mr. Marcus resigned as President and Chief Executive Officer and from any other appointments or positions which he may have held with Chancellor Media or any of its subsidiaries; provided, however, that Mr. Marcus did not resign has positions as a director of each of Chancellor Media, Chancellor Mezzanine Holdings Corporation and CMCLA. In addition, the agreement provides, among other things, that (i) Mr. Marcus received a one-time cash severance payment of $6,250,000, a pro-rated bonus for the fiscal year of Chancellor Media ended December 31, 1998 of $2,333,333, and all accrued and unpaid base salary earned up to and including March 15, 1999, in each case net of applicable employee withholding taxes, (ii) Mr. Marcus was granted options to purchase 800,000 shares of common stock at an exercise price of $47.0625 per share, and

(iii) unvested options to acquire 625,000 shares of common stock granted to Mr. Marcus under his employment agreement automatically vested and became immediately exercisable. The agreement further provides for mutual releases and other provisions typically found in an employment termination agreement.

     McMillin Employment Agreement

     Prior to March 15, 1999, Mr. McMillin served as Senior Vice President and Chief Financial Officer of Chancellor Media and CMCLA. On October 1, 1998, Chancellor Media and CMCLA entered into an employment agreement with Mr. McMillin, that had a term that extended through October 1, 2003, and provided for an annual base salary of $500,000 for the first year of the employment agreement, to be increased each year by a percentage equal to the percentage change in the consumer price index during the preceding year. The McMillin employment agreement provided for Mr. McMillin to receive an annual bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer. The McMillin employment agreement also provided that on the agreement date and on each of the first four anniversaries of the employment agreement on which Mr. McMillin remained employed by Chancellor Media, Mr. McMillin would be granted options to purchase 40,000 shares of common stock. If Mr. McMillin's employment was terminated without "cause," as defined in the McMillin employment agreement, or if Mr. McMillin terminated his employment for "good reason," as defined in the McMillin employment agreement, prior to the fifth anniversary of the effective date of the McMillin employment agreement, Mr. McMillin would receive on the termination date a number of options equal to 200,000 minus the number of options previously granted to Mr. McMillin under to the preceding sentence prior to that date. In addition, as an execution bonus, Chancellor Media granted to Mr. McMillin options to purchase 200,000 shares of common stock at a price of $29.875 per share, 25% of which would vest on the effective date of the employment agreement and 25% of which would vest on each of the three anniversaries of the date of grant. Chancellor Media also paid to Mr. McMillin a one-time execution bonus in the gross amount of $1,000,000. The McMillin employment agreement provided that all options granted under the McMillin employment agreement would be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment. The annual option grant would be at a price per share equal to the market price for the common stock at the close of trading on the day immediately preceding the date of the grant. The McMillin employment agreement provided that, in the event of termination of Mr. McMillin's employment by Chancellor Media without "cause" or by Mr. McMillin with "good reason," Chancellor Media would make a one-time cash payment to Mr. McMillin in a gross amount so that the net payments retained by Mr. McMillin, after payment by Chancellor Media of any excise taxes imposed by Section 4999 of the Code with respect to that payment, would equal two times Mr. McMillin's base salary then in effect.

     The McMillin employment agreement further provided that, in the event of termination of Mr. McMillin's employment by Mr. McMillin for other than "good reason," in exchange for Mr. McMillin's agreement not to induce any employee of any media company owned by Chancellor Media to terminate employment or to become employed by any other media company, Chancellor Media would continue to pay Mr. McMillin one-half of his applicable base salary through the earlier of the fifth anniversary of the effective date thereof or the second anniversary of the termination of employment. In the event of termination of Mr. McMillin's employment other than for "good reason," Chancellor Media also had the right, in exchange for the payment at the end of each calendar year preceding the earlier of the fifth anniversary of the effective date or the second anniversary of termination, of one-half of Mr. McMillin's average bonus, and on the last day of the calendar year that included the earlier of the fifth anniversary of the effective date or the second anniversary of termination, of an amount equal to the product of one-half of Mr. McMillin's average bonus multiplied by the fraction of each calendar year which preceded the earlier of the fifth anniversary of the effective date or the second anniversary of termination, to require that Mr. McMillin not be employed by or perform activities on behalf of or have an ownership interest in any media company serving the same market as any media company owned by Chancellor Media.

     In January 1999, Mr. McMillin's employment agreement was amended by Chancellor Media and CMCLA. The amended agreement changed Mr. McMillin's title and duties to Senior Vice President and Chief Financial Officer, increased his annual option grants to 50,000 shares of common stock, and provided for an additional option grant of 60,000 shares as of the effective date of the amendment at an exercise price of $46.125 per share. In addition, as a result of the increase in annual option grants, if Mr. McMillin's employment was terminated without "cause" or if Mr. McMillin terminated his employment for "good reason" prior to the fifth anniversary of the effective date of the McMillin employment agreement, Mr. McMillin would receive on the termination date a number of options equal to 240,000 minus the number of options previously granted.

     In connection with Mr. McMillin's resignation as Senior Vice President and Chief Financial Officer of Chancellor Media and CMCLA in March 1999, Mr. McMillin, his spouse, and Chancellor Media and CMCLA entered into a termination agreement dated as of March 15, 1999. Pursuant to that agreement, Mr. McMillin resigned as Senior Vice President and Chief Financial Officer and from any other appointments or positions which he may have held with Chancellor Media or any of its subsidiaries. In addition, the agreement provides, among other things, that
(i) Mr. McMillin received a one-time cash severance payment of $1,000,000, a pro-rated bonus for the fiscal year of Chancellor Media ended December 31, 1998 of $125,000, and all accrued and unpaid base salary earned up to and including March 15, 1999, in each case net of applicable employee withholding taxes, (ii) Mr. McMillin was granted options to purchase 200,000 shares of common stock at an exercise price of $47.0625 per share, and (iii) unvested options to acquire 237,500 shares of common stock granted to Mr. McMillin under his employment agreement automatically vested and became immediately exercisable. The agreement further provides for mutual releases and other provisions typically found in an employment termination agreement.

     Neuman Employment Agreement

     Prior to March 15, 1999, Mr. Neuman served as Senior Vice
President -- Strategic Development of Chancellor Media and CMCLA. On October 1, 1998, Chancellor Media and CMCLA entered into an amended and restated employment agreement with Mr. Neuman, which was effective as of July 1, 1998, that had a term that extended through July 1, 2003, and provided for an annual base salary of $500,000 for the first year of the employment agreement, to be increased each year by $25,000. The Neuman employment agreement provided for Mr. Neuman to receive an annual bonus as determined by Chancellor Media's Compensation Committee, based upon the recommendation of the Chief Executive Officer; provided, however, that the bonus would in no event be less than $500,000 nor greater than $1,500,000. The Neuman employment agreement provided that on the agreement date and on each of the first four anniversaries of the effective date of the employment agreement on which Mr. Neuman remained employed by Chancellor Media, Mr. Neuman would be granted options to purchase 100,000 shares of common stock. If Mr. Neuman's employment was terminated without "cause," as defined in the Neuman employment agreement, or if Mr. Neuman terminated his employment for "good reason," as defined in the Neuman employment agreement, prior to the fifth anniversary of the effective date of the Neuman employment agreement, Mr. Neuman would receive on the termination date a number of options equal to 500,000 minus the number of options previously granted to Mr. Neuman under the preceding sentence prior to that date. In addition, as an execution bonus, Chancellor Media granted to Mr. Neuman options to purchase 300,000 shares of common stock at a price of $42.3125 per share. The Neuman employment agreement provided that all options granted under the Neuman employment agreement would be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment. The annual option grant would be at a price per share equal to the market price for common stock at the close of trading on the day immediately preceding the date of the grant; provided, however, that with respect to any options the grant of which was accelerated because Mr. Neuman's employment was terminated as the result of a "change of control," the exercise price of such options would be the lower of (i) the exercise price equal to the average last reported sale price of the common stock for the 30 trading days prior to the ten trading days ending at the close of the trading day prior to the day of any announcement of such "change of control," and (ii) the exercise price equal to the market price of the common stock at the close of the trading day immediately preceding the date of grant.

     The Neuman employment agreement provided that, in the event of termination of Mr. Neuman's employment by Chancellor Media without "cause" or by Mr. Neuman with "good reason," Chancellor Media would make a one-time cash payment to Mr. Neuman in a gross amount so that the net payments retained by

Mr. Neuman, after payment by Chancellor Media of any excise taxes imposed by
Section 4999 the Code with respect to that payment, shall equal $2,000,000.

     The Neuman employment agreement further provided that, in the event of termination of Mr. Neuman's employment by Mr. Neuman for other than "good reason," in exchange for Mr. Neuman's agreement not to induce any employee of any media company owned by Chancellor Media to terminate employment or to become employed by any other media company, Chancellor Media would continue to pay Mr. Neuman his applicable base salary through the earlier of the fifth anniversary of the effective date of the employment agreement or the second anniversary of the termination of employment. In the event of termination of Mr. Neuman's employment other than for "good reason," Chancellor Media also had the right, in exchange for the payment at the end of each calendar year preceding the earlier of the fifth anniversary of the effective date or the second anniversary of termination, an amount equal to Mr. Neuman's average bonus, and on the last day of the calendar year which included the earlier of the fifth anniversary of the effective date or the second anniversary of termination, an amount equal to the product of Mr. Neuman's average bonus multiplied by the fraction of such calendar year which precedes the earlier of the fifth anniversary of the effective date or the second anniversary of termination, to require that Mr. Neuman not be employed by or perform activities on behalf of or have an ownership interest in any media company serving the same market as any media company owned by Chancellor Media. The Neuman employment agreement further provided that if Mr. Neuman's employment was terminated by reason of expiration or non-renewal of the Neuman employment agreement, Chancellor Media would make a one-time cash payment to Mr. Neuman equal to two times the amount of his annual base salary for the contract year in which his employment terminated. The Neuman employment agreement provided that if Chancellor Media provided employment related benefits in an aggregate amount greater than or on more favorable terms as were granted to any other senior executives, except for benefits and employment inducements provided to the Chief Executive Officer or Chief Financial Officer of Chancellor Media, the President of the Chancellor Radio Group, or the Vice Chairman of the public company resulting from the merger with Capstar, Mr. Neuman would be provided benefits in a substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     In connection with Mr. Neuman's resignation as Senior Vice
President -- Strategic Development of Chancellor Media and CMCLA in March 1999, Mr. Neuman, his spouse, and Chancellor Media and CMCLA entered into a termination agreement dated as of March 15, 1999. Pursuant to that agreement, Mr. Neuman resigned as Senior Vice President -- Strategic Development and from any other appointments or positions which he may have held with Chancellor Media or any of its subsidiaries. In addition, the agreement provides, among other things, that (i) Mr. Neuman received a one-time cash severance payment of $2,000,000, a pro-rated bonus for the fiscal year of Chancellor Media ended December 31, 1998 of $750,000, and all accrued and unpaid base salary earned up to and including March 15, 1999, in each case net of applicable employee withholding taxes, and (ii) Mr. Neuman was granted options to purchase 400,000 shares of common stock at an exercise price of $47.0625 per share. The agreement further provides for mutual releases and other provisions typically found in an employment termination agreement.

     Devine Employment Agreement

     Prior to January 6, 1999, Matthew E. Devine served as Senior Vice President and Chief Financial Officer of Chancellor Media and CMCLA. In May 1998, Chancellor Media and CMCLA entered into a new employment agreement with Mr. Devine. The Devine employment agreement, which had a term that extended through April 17, 2003, provided for an initial annual base salary of $500,000 for the first year of the employment agreement, to be increased each year by $25,000. In addition, the Devine employment agreement provided for an annual bonus based upon a percentage of the amount by which Chancellor Media exceeded an annual performance target which was defined in the Devine employment agreement. The Devine employment agreement provided that, on the effective date of the employment agreement and on each of the first four anniversaries of the employment agreement on which Mr. Devine remained employed by Chancellor Media, Mr. Devine would be granted options to purchase 120,000 shares of common stock. If Mr. Devine's employment was terminated without "cause," as defined in the Devine employment agreement, or if Mr. Devine terminated his employment for "good reason," as defined in the Devine employment agreement, prior to the fifth annual anniversary of the effective date of the Devine employment agreement, Mr. Devine would receive on the termination date a number of options equal to 600,000 minus the number of options previously granted to Mr. Devine under the preceding sentence prior to that date. In addition, the Devine employment agreement provided (i) for a signing bonus in the gross amount of $1,000,000; (ii) that Chancellor Media would make a one-time cash payment to Mr. Devine of $2,000,000 less applicable employee withholding taxes; and (iii) that Chancellor Media would grant to Mr. Devine stock options to purchase 600,000 shares of common stock at a price of $42.125 per share.

     The Devine employment agreement provided that all options granted pursuant to the Devine employment agreement would be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment. The annual option grant was to be at a price per share equal to the market price for common stock at the close of trading on the day immediately preceding the date of the grant. The Devine employment agreement provided that, in the event of termination of Mr. Devine's employment by Chancellor Media without "cause" or by Mr. Devine with "good reason," Chancellor Media was to make a one-time cash payment to Mr. Devine in a gross amount so that the net payments retained by Mr. Devine would equal $2,000,000 less applicable employee withholding taxes.

     The Devine employment agreement further provided that, in the event of termination of Mr. Devine's employment by Mr. Devine for other than "good reason," in exchange for Mr. Devine's agreement not to induce any employee of any radio station owned by Chancellor Media to terminate employment or to become employed by any other radio station, Chancellor Media would continue to pay Mr. Devine his applicable base salary through the earlier of the fifth anniversary of the effective date of the Devine employment agreement or the second anniversary of the termination of employment. In the event of termination of Mr. Devine's employment for other than "good reason," Chancellor Media also had the right, in exchange for the payment at the end of each calendar year through the year which includes the earlier of the fifth anniversary of the effective date or the second anniversary of termination of an annual amount equal to the product of Mr. Devine's average bonus multiplied by the fraction of each calendar year which precedes the earlier of the fifth anniversary of the effective date or the second anniversary of termination, to require that Mr. Devine not be employed by or perform activities on behalf of or have an ownership interest in any radio broadcasting station serving the same market as any radio station owned by Chancellor Media. The Devine employment agreement further provided that if Mr. Devine's employment was terminated by reason of expiration or non-renewal of the Devine employment agreement, Chancellor Media would make a one-time cash payment to Mr. Devine equal to two times the amount of his annual base salary for the contract year in which such employment terminated. The Devine employment agreement provided that if Chancellor Media provided employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other senior executives, except for benefits and employment inducements provided to the Chief Executive Officer or Chief Operating Officer, Mr. Devine would be provided benefits in substantially comparable amount and/or substantially comparable terms, on an aggregate basis.

     In connection with Mr. Devine's resignation as Senior Vice President and Chief Financial Officer, Mr. Devine, his spouse, and Chancellor Media and CMCLA entered into a termination agreement dated as of January 6, 1999. Pursuant to that agreement, Mr. Devine resigned as Senior Vice President and Chief Financial Officer and from any other appointments or positions which he may have held with Chancellor Media or any of its subsidiaries. In addition, the agreement provides that (i) Mr. Devine shall receive a one-time cash payment of $2,000,000 net of applicable employee withholding taxes; and (ii) Mr. Devine shall be granted options to purchase 480,000 shares of common stock at an exercise price of $46.125.

     The agreement further provides for non-solicitation covenants by Mr. Devine through April 17, 2000, as well as other mutual releases and other provisions typically found in an employment termination agreement, but does not provide for a noncompetition agreement from Mr. Devine.

     Ginsburg Employment Agreement

     Prior to April 14, 1998, Scott K. Ginsburg served as the President and Chief Executive Officer of Chancellor Media and CMCLA. On September 4, 1997, the Company entered into a new employment agreement with Mr. Ginsburg, which was effective as of the closing date of the merger with Chancellor Broadcasting Company. The Ginsburg employment agreement, which had a term that extended through September 5, 2002, provided for an initial annual base salary of $1,000,000 for the first year of the employment agreement, to be increased each year by a percentage equal to the percentage change in the consumer price index during the preceding year. In addition, the Ginsburg employment agreement provided for an annual bonus based upon the financial performance of Chancellor Media in relation to certain annual performance targets which were defined in the Ginsburg employment agreement. The Ginsburg employment agreement provided that, on the closing date of the merger with Chancellor Broadcasting Company and on each of the first four anniversaries of that closing on which Mr. Ginsburg remained employed by Chancellor Media, Mr. Ginsburg would be granted options to purchase 200,000 shares of common stock. If Mr. Ginsburg's employment was terminated without "cause," as defined in the Ginsburg employment agreement, or if Mr. Ginsburg terminated his employment for "good reason," as defined in the Ginsburg employment agreement, prior to the fifth annual anniversary of the consummation of the merger with Chancellor Broadcasting Company, Mr. Ginsburg would receive on the termination date a number of options equal to 1,000,000 minus the number of options previously granted to Mr. Ginsburg pursuant to the preceding sentence prior to that date. In addition, in recognition of Mr. Ginsburg's rights under his prior employment agreement, Chancellor Media granted Mr. Ginsburg an option to acquire an additional 300,000 shares of common stock on the closing date of the merger with Chancellor Broadcasting Company. The Ginsburg employment agreement provided that all options granted pursuant to the Ginsburg employment agreement would be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment, at a price per share equal to the market price for common stock at the close of trading on the day immediately preceding the date of the grant. The Ginsburg employment agreement provided that, in the event of termination of Mr. Ginsburg's employment by Chancellor Media without "cause" or by Mr. Ginsburg with "good reason," Chancellor Media would make a one-time cash payment to Mr. Ginsburg in a gross amount so that the net payments retained by Mr. Ginsburg shall equal $20,000,000. The Ginsburg employment agreement further provided that, in the event of termination of Mr. Ginsburg's employment by reason of expiration or non-renewal of the Ginsburg employment agreement, Chancellor Media would make a one-time cash payment to Mr. Ginsburg equal to two times the amount of his annual base salary for the contract year in which his employment terminates. The Ginsburg employment agreement provided that Mr. Ginsburg would have registration rights with respect to all common stock acquired by Mr. Ginsburg at any time which rights were no less favorable to Mr. Ginsburg as the registration rights held by Hicks Muse and its affiliates with respect to the common stock of Chancellor Broadcasting Company immediately prior to the consummation of the merger with Chancellor Broadcasting Company. Under the Ginsburg employment agreement, Chancellor Media also agreed to make to Mr. Ginsburg a ten-year unsecured loan in the amount of $3,500,000 bearing interest at a fixed rate equal to the applicable federal long-term rate in effect on the date on which the loan is made. The terms of the loan require Mr. Ginsburg to repay principal of the loan in five equal annual installments, commencing on the sixth anniversary of the date on which the loan is made. As of March 31, 1999, Mr. Ginsburg has borrowed $3,500,000 under the loan and has accrued interest payable to Chancellor Media of $267,524.

     On April 14, 1998, Mr. Ginsburg resigned as President and Chief Executive Officer of Chancellor Media, and on April 20, 1998, Mr. Ginsburg resigned as director of Chancellor Media and CMCLA and from all appointments and positions with their respective subsidiaries. On April 20, 1998, Chancellor Media and CMCLA entered into a separation and consulting agreement with Mr. Ginsburg. The Ginsburg separation and consulting agreement provides for (i) a lump sum severance payment of $20,000,000 net of applicable employee withholding taxes, which is the same amount Mr. Ginsburg would have been entitled to under the Ginsburg employment agreement based upon a termination of his employment by him for "good reason" or by Chancellor Media "without cause," and (ii) a grant to Mr. Ginsburg of stock options to acquire 800,000 shares of common stock, which is the same number of stock options to which Mr. Ginsburg would have been entitled based upon a termination of his employment by him for "good reason" or by Chancellor Media "without cause," except that the Ginsburg separation and consulting agreement provides that the exercise price for such stock options is $23.25 per share and shall become exercisable one third at April 14, 1998, 1999 and 2000, respectively. Previously granted stock options were unaffected by the Ginsburg separation and consulting agreement. The Ginsburg separation and consulting agreement also provides that Chancellor Media shall retain Mr. Ginsburg as a consultant through April 13, 2003, and Mr. Ginsburg will be compensated for such consulting services in an amount equal to $2,500,000 for each full year of consulting services. Mr. Ginsburg received $1,770,833 for such services between April 14, 1998 and December 31, 1998. The Ginsburg separation and consulting agreement further provides for three-year non-solicitation and non-hire covenants by Mr. Ginsburg, as well as other mutual releases and other provisions typically found in an employment termination agreement, but does not provide for a noncompetition agreement from Mr. Ginsburg.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of Chancellor Media are Messrs. Thomas O. Hicks, Hodson, Jordan, Winters and Lewis. Mr. Thomas O. Hicks serves as Chairman of the Compensation Committee, and also serves as Chairman of the Board and Chief Executive Officer of Chancellor Media, Chancellor Mezzanine Holdings Corporation and CMCLA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Chancellor Media's directors and executive officers, and persons who own more than 10% of Chancellor Media common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Chancellor Media common stock and other equity securities of Chancellor Media. To Chancellor Media's knowledge, for the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and holders of more than 10% of Chancellor Media common stock were satisfied, except that (i) Michael J. Levitt failed to timely file a Form 3 in connection with his appointment to the Board of Directors of Chancellor Media on May 19, 1998, (ii) James A. McLaughlin failed to timely file a Form 3 in connection with his becoming an executive officer of Chancellor Media on August 18, 1998, (iii) J. Otis Winters failed to timely file a Form 3 in connection with his appointment to the Board of Directors of Chancellor Media on May 19, 1998 and (iv) Steven Dinetz failed to timely file a Form 4 in connection with certain stock option exercises and sales effected by Mr. Dinetz in March 1998.

PERFORMANCE GRAPH

     The following graph shows a comparison, since Chancellor Media's initial public offering on May 10, 1993, of the cumulative stockholder return on (i) Chancellor Media's common stock, (ii) an index including all securities listed on The Nasdaq Stock Market and (iii) a self-determined peer group of companies, measuring the changes in common stock prices from May 11, 1993 through December 31, 1998. The graph assumes an investment of $100 on December 31, 1993 and, as required by the SEC, all values shown assume the reinvestment of all dividends, if any, and in the case of the peer group, are weighed to reflect the market capitalization of the component companies. The peer group consists of Clear Channel Communications, Inc., Emmis Broadcasting Corporation, Heftel Broadcasting Corporation, Infinity Broadcasting Corporation, Jacor Communications, Inc., Lamar Advertising Company and Saga Communications, Inc. [Performance Graph]

                                      12/31/93   12/30/94   12/29/95   12/31/96   12/31/97   12/31/98
                                      --------   --------   --------   --------   --------   --------
Chancellor Media Corporation........   $100.0     $ 98.6     $180.3     $211.3     $630.6     $809.2
Nasdaq Stock Market (U.S. &
  Foreign)..........................    100.0       97.0      136.2      166.8      203.9      281.9
Peer Group..........................    100.0      117.2      198.1      318.8      669.7      870.8

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for reviewing the compensation paid to Chancellor Media's executive officers and making recommendations to Chancellor Media's Board of Directors with respect to such compensation. The Board of Directors approves all compensation paid to executive officers, with the exception of grants of stock options which are made by the Compensation Committee or the Independent Stock Option Committee discharging the functions of the Stock Option Committee as provided in Chancellor Media's 1993 Stock Option Plan for Executive Officers and Key Employees, the 1995 Stock Option Plan for Executive Officers and Key Employees and the 1998 Chancellor Media Corporation Stock Option Plan.

  Overall Compensation Objectives

     Chancellor Media is a large diversified media company with operations in radio broadcasting, outdoor advertising and media representation. Chancellor Media's overall strategy is to create a leading diversified media company with significant overlapping presence in radio and outdoor advertising markets. In furtherance of this strategy, Chancellor Media's compensation strategies are designed to attract and to retain the best possible executive talent. Chancellor Media enters into long-term employment agreements with its executive officers. These agreements generally contain base salaries that recognize individual performance and cash and equity-based incentives designed to align the financial interests of executives with those of the stockholders, and prohibit the officer from competing with Chancellor Media. The Compensation Committee believes that the structure of these agreements should enable Chancellor Media to retain its key officers for a period of time and focus the efforts and energies of these officers on further enhancing the value of Chancellor Media to its stockholders.

     In 1998, Chancellor Media entered into new employment agreements with Messrs. Marcus, de Castro, Devine and McLaughlin. Each agreement provides for a base salary, annual cash incentive bonus and the award of options to purchase Chancellor Media common stock. In entering these employment agreements, the Compensation Committee and the Board of Directors considered such factors as each executive's responsibilities in identifying and completing the acquisition of strategic broadcast properties, Chancellor Media's strong operating performance, and the increase in stockholder value to Chancellor Media's stockholders during 1998. Each of these employment agreements was approved by Chancellor Media's Compensation Committee and the Board of Directors.

  Principal Components of Executive Compensation

     The principal elements of compensation to Chancellor Media's executive officers include a base salary and annual cash bonuses and, at appropriate intervals, grants of stock options. Chancellor Media also provides to its executive officers medical, pension and other fringe benefits generally available to Chancellor Media employees. Base salary for Chancellor Media's executive officers under their respective agreements was determined by evaluating the responsibilities of the position held by, and the personal experience level of, the specific individual. In determining levels of base salary, the Compensation Committee also decided to set an appropriate level of base compensation to motivate and retain Chancellor Media's executive officers in light of Chancellor Media's relative position to its competition in the radio broadcast industry and the performance standards established for such individuals. Under the terms of their employment agreements in effect for 1998, Chancellor Media's executive officers were each eligible for, and received, an annual cash incentive bonus based on Chancellor Media's performance during the year as measured by broadcast cash flow targets being met or exceeded. Additionally, each of Chancellor Media's executive officers are eligible for annual awards of stock options pursuant to the terms of their employment agreements. The objective in setting the terms of stock option awards was to incentivize the continued employment of those executive officers deemed essential to Chancellor Media and its long-term objectives.

  Compensation of the Chief Executive Officer

     Jeffrey A. Marcus. Total compensation for Mr. Marcus, the President and Chief Executive Officer of Chancellor Media and CMCLA after June 1, 1998, consisted of a base salary of $656,250 plus a cash bonus of $1,000,000 paid under the terms of Mr. Marcus' employment agreement with Chancellor Media and CMCLA. Additionally, in connection with Mr. Marcus' resignation as President and Chief Executive Officer of Chancellor Media and CMCLA in March 1999, (i) Mr. Marcus received a one-time cash severance payment of $6,250,000, a pro-rated bonus for the fiscal year of Chancellor Media ended December 31, 1998 of $2,333,333, and all accrued and unpaid base salary earned up to and including March 15, 1999, in each case net of applicable employee withholding taxes, (ii) Mr. Marcus was granted options to purchase 800,000 shares of Chancellor Media common stock at an exercise price of $47.0625 per share, and (iii) unvested options to acquire 625,000 shares of Chancellor Media common stock granted to Mr. Marcus under his employment agreement automatically vested and became immediately exercisable.

     Scott K. Ginsburg. Total compensation for Mr. Ginsburg, the President and Chief Executive Officer of Chancellor Media and CMCLA through April 14, 1998, consisted of $372,222 base salary paid under the terms of Mr. Ginsburg's employment agreement. Additionally, in connection with Mr. Ginsburg's resignation as President and Chief Executive Officer of Chancellor Media and CMCLA in April 1998, Chancellor Media and CMCLA entered into a separation and consulting agreement with Mr. Ginsburg which provided for, (i) a lump sum severance payment of $20,000,000 net of applicable employee withholding taxes, which is the same amount Mr. Ginsburg would have been entitled to under the Ginsburg employment agreement based upon a termination of his employment by him for "good reason" or by Chancellor Media "without cause," and (ii) a grant to Mr. Ginsburg of stock options to acquire 800,000 shares of Chancellor Media common stock which is the same number of stock options to which Mr. Ginsburg would have been entitled based upon a termination of his employment by him for "good reason" or by Chancellor Media "without cause," except that the Ginsburg separation and consulting agreement provides that the exercise price for such stock options is $23.25 per share and shall become exercisable one third at April 14, 1998, 1999 and 2000, respectively. The Ginsburg separation and consulting agreement also provides that Chancellor Media shall retain Mr. Ginsburg as a consultant through April 13, 2003, Mr. Ginsburg to be compensated for such consulting services in an amount equal to $2,500,000 for each full year of consulting services. Mr. Ginsburg received $1,770,833 for such services between April 14, 1998 and December 31, 1998.

  Section 162(m) of the Internal Revenue Code

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits deductions for certain executive compensation in excess of $1 million. Certain types of compensation in excess of $1 million are deductible only if performance goals are specified in detail by a compensation committee comprised solely of two or more outside directors, payments are approved by a majority vote of the stockholders prior to payment of such compensation and after the material terms of the compensation are disclosed to the stockholders, and the compensation committee certifies that the performance goals were in fact satisfied. During 1998, the Compensation Committee considered the compensation arrangements of Chancellor Media's executive officers in light of the requirements of Section 162(m).

     While the Compensation Committee will continue to give due consideration to the deductibility of compensation payments on future compensation arrangements with Chancellor Media's executive officers, the Compensation Committee will make its compensation decision based upon an overall determination of what it believes to be in the best interests of Chancellor Media and its stockholders, and deductibility will be only one among a number of factors used by the Compensation Committee in making its compensation decisions. Accordingly, Chancellor Media may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m).

                         COMPENSATION COMMITTEE MEMBERS

                                THOMAS O. HICKS
                                THOMAS J. HODSON
                             VERNON E. JORDAN, JR.
                                J. OTIS WINTERS
                                 PERRY J. LEWIS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock of Chancellor Media as of April 14, 1999, by (i) each person who is known by Chancellor Media to beneficially own more than 5% of any class of Chancellor Media's common stock; (ii) the directors and certain executive officers of Chancellor Media, individually; and (iii) the directors and all executive officers of Chancellor Media as a group.

NAME OF STOCKHOLDER                                             SHARES      PERCENT(1)
-------------------                                           ----------    ----------
Hicks Muse Parties(2).......................................  25,387,371       17.7%
  c/o Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Putnam Investments, Inc.(3).................................  17,314,508       12.1%
  One Post Office Square
  Boston, Massachusetts 02109
Janus Capital Corporation(4)................................  11,846,915        8.3%
  100 Fillmore Street
  Denver, Colorado 80206-4923
Thomas O. Hicks.............................................  25,387,371(5)    17.7%
James E. de Castro..........................................   2,565,000(6)     1.8%
R. Steven Hicks.............................................          --         --
James A. McLaughlin.........................................      75,000(7)    *
Kenneth J. O'Keefe..........................................     504,000(8)    *
D. Geoffrey Armstrong.......................................          --         --
William S. Banowsky, Jr. ...................................          --         --
Steven Dinetz...............................................   1,561,379(9)     1.1%
Thomas J. Hodson............................................      50,833(10)    *
Vernon E. Jordan, Jr. ......................................      20,833(11)    *
Michael J. Levitt...........................................       8,333(12)    *
Perry J. Lewis..............................................     154,058(13)    *
Jeffrey A. Marcus...........................................   2,455,902(14)     1.7%
John H. Massey..............................................      61,857(15)    *
Lawrence D. Stuart, Jr. ....................................      19,625(16)    *
J. Otis Winters.............................................       8,333(17)    *
All directors and executive officers as a group (16
  persons)..................................................  32,872,524(18)    21.9%

---------------

  *  Less than one percent (1%)

 (1) Assumes that 143,063,179 shares of common stock of Chancellor Media were issued and outstanding as of March 31, 1999.

 (2) Consists of 1,278,969 shares owned of record by Mr. Thomas O. Hicks, 346,736 shares owned of record by Mr. Thomas O. Hicks as trustee for certain trusts of which his children are beneficiaries and 20,816 shares owned of record by Mr. Thomas O. Hicks as co-trustee of a trust for the benefit of unrelated parties. Also includes 23,740,850 shares owned by four limited partnerships of which the ultimate general partners are entities controlled by Mr. Thomas O. Hicks or Hicks Muse. Mr. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Thomas O. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Michael J. Levitt, David B. Deniger and Dan H. Blanks are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Thomas O. Hicks the power to vote or dispose of shares held by such partnerships. Messrs. Thomas O. Hicks, Muse, Tate, Furst, Stuart, Levitt, Deniger and

     Blanks disclaim the existence of a group and each of them disclaims beneficial ownership of shares not owned of record by him.

 (3) Based solely upon information contained in such person's filing on February 4, 1999 of Schedule 13G under the Exchange Act.

 (4) Includes 5,906,880 shares owned by Janus Fund, an investment company registered under the Investment Company Act of 1940, as amended. Based solely upon information contained in such person's filing on February 12, 1999 of Schedule 13G under the Exchange Act.

 (5) Consists of 1,278,969 shares owned of record by Mr. Thomas O. Hicks, 346,736 shares owned of record by Mr. Thomas O. Hicks as trustee for certain trusts of which his children are beneficiaries and 20,816 shares owned of record by Mr. Thomas O. Hicks as co-trustee of a trust for the benefit of unrelated parties. Also includes 23,740,850 shares owned by four limited partnerships of which the ultimate general partners are entities controlled by Mr. Thomas O. Hicks and Hicks Muse. Mr. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Thomas O. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. Mr. Thomas O. Hicks disclaims beneficial ownership of shares not owned of record by him.

 (6) Consists of options that are exercisable within 60 days of the date hereof to purchase 2,565,000 shares.

 (7) Consists of options that are exercisable within 60 days of the date hereof to purchase 75,000 shares.

 (8) Includes options that are exercisable within 60 days of the date hereof to purchase 500,000 shares.

 (9) Includes (i) 171,818 shares owned of record by Mr. Dinetz, (ii) options that are exercisable within 60 days of the date hereof to purchase 1,387,471 shares, (iii) 1,090 shares held by an individual retirement account for the benefit of Mr. Dinetz and (iv) 1,000 shares held by Mr. Dinetz' daughter. Mr. Dinetz disclaims beneficial ownership of the shares of Common Stock that are not owned by him of record.

(10) Consists of options that are exercisable within 60 days of the date hereof to purchase 50,833 shares.

(11) Consists of options that are exercisable within 60 days of the date hereof to purchase 20,833 shares.

(12) Includes options that are exercisable within 60 days of the date hereof to purchase 8,333 shares.

(13) Includes options that are exercisable within 60 days of the date hereof to purchase 50,833 shares.

(14) Includes options that are exercisable within 60 days of the date hereof to purchase 2,286,742 shares.

(15) Consists of options that are exercisable within 60 days of the date hereof to purchase 45,075 shares and 16,782 shares held by Mr. Massey's wife as her separate property.

(16) Includes options that are exercisable within 60 days of the date hereof to purchase 8,333 shares.

(17) Includes options that are exercisable within 60 days of the date hereof to purchase 8,333 shares.

(18) Includes options to purchase 7,006,786 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of April 14, 1999, Mr. Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate of 25,387,371 shares of Chancellor Media common stock. Mr. Thomas O. Hicks is Chairman of the Board and Chief Executive Officer of the Company.

     Chancellor Media is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997 with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, Chancellor Media pays to Hicks Muse Partners an annual fee of not less than $1.0 million, subject to increase or decrease (but not below $1.0 million) based upon changes in the consumer price index. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. The financial monitoring and oversight agreement provides that the agreement will terminate at the time Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of the Chancellor Media common stock beneficially owned by them, collectively, at the effective time of the merger with Chancellor Broadcasting Company in September 1997. Chancellor Media paid Hicks Muse Partners a total of $1.0 million in 1998 in connection with the financial monitoring and oversight agreement. Effective March 15, 1999, Hicks Muse Partners has agreed to waive the annual fee payment under the financial monitoring and oversight agreement, although it will still be entitled to the reimbursement of certain expenses incurred and the benefit of certain indemnity obligations of Chancellor Media in connection with the performance of its obligations thereunder.

     In connection with the consummation of the merger with Chancellor Broadcasting Company in September 1997, a financial advisory agreement among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the financial advisory agreement in respect of the transactions contemplated by such merger, HM2/Management was paid a fee of $10.0 million in cash upon consummation of the transaction which was accounted for as a direct acquisition cost. As part of the termination of the financial advisory agreement, Chancellor Media paid Hicks Muse Partners $1.5 million for financial advisory services in connection with the acquisition of Katz Media Group, Inc. ("Katz") in 1997 which was accounted for as a direct acquisition cost.

     Upon consummation of the merger with Capstar, Capstar will make aggregate payments to Hicks Muse Partners of $31.7 million in connection with the termination of monitoring and oversight and financial advisory agreements with Capstar and its subsidiaries and in satisfaction of the services performed by Hicks Muse Partners in connection with the merger. In 1998, Capstar paid Hicks Muse Partners approximately $819,000 of monitoring and oversight fees and $49.5 million of financial advisory fees.

     Vernon E. Jordan, Jr., a director of Chancellor Media and CMCLA, also serves on the board of directors of Bankers Trust Company and Bankers Trust Corporation. BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by Chancellor Media in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to Chancellor Media and CMCLA, and expect to continue to provide services to Chancellor Media and CMCLA in the future. Fees paid to BT Alex. Brown Incorporated in 1998 were approximately $10.3 million.

     Chancellor Media is subject to an Amended and Restated Stockholders Agreement, dated as of February 14, 1996, as amended on September 4, 1997, among Chancellor Media and certain holders of Chancellor Media's common stock held by former stockholders of Chancellor Broadcasting Company, which provides for registration rights for the shares of Chancellor Media's common stock held by such holders. The stockholders agreement relates to shares of Chancellor Media's common stock held by certain affiliates of Hicks Muse, and will apply to shares of Chancellor Media's common stock received in the merger with Capstar.

     As part of the merger with Chancellor Broadcasting Company in September 1997, Chancellor Media made selected cash payments and accelerated the vesting of selected stock options previously granted by Chancellor Broadcasting Company to Steven Dinetz, a director of Chancellor Media and CMCLA.

     In connection with the Capstar/SFX Transaction, CMCLA (i) began programming ten radio stations owned by Capstar under time brokerage agreements effective May 29, 1998 and paid fees of $28.8 million to Capstar related to these agreements during 1998 and (ii) provided a loan to Capstar in the principal amount of $150.0 million. Interest income on this note receivable was $10.6 million during 1998. CMCLA also began operating Capstar's WKNR-AM in Cleveland under a time brokerage agreement effective February 1, 1999.

     Chancellor Media recorded revenue of $6.8 million for the year ended December 31, 1998 for providing media representation services to Capstar. Chancellor Media paid or accrued $11.2 million in 1998 in connection with Capstar's participation in The AMFM Radio Networks and other transactions. Chancellor Media had a net payable to Capstar of $162,000 at December 31, 1998. Affiliates of Hicks Muse have a controlling interest in Capstar and a substantial investment in Chancellor Media.

     On July 7, 1998, Chancellor Media entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN"), to acquire LIN in a stock-for-stock transaction (the "LIN Merger"). Effective March 15, 1999, LIN and Chancellor Media agreed to terminate the LIN Merger agreement. Affiliates of Hicks Muse have a controlling interest in LIN and a substantial investment in Chancellor Media.

     Certain radio stations owned by Capstar have engaged Katz to sell national spot advertising air time, and such stations pay customary commissions to Katz for such services. In 1998, Capstar paid Katz approximately $4.4 million for media representation services. Additionally, Capstar's radio stations are affiliated with The AMFM Radio Networks and receive a portion of advertising revenues generated by the network. In 1998, Capstar recorded approximately $8.3 million in revenue from The AMFM Radio Networks. In addition, certain television stations owned by LIN have engaged Katz to sell national advertising time, and such stations pay customary commissions to Katz for such services.

     In October and November 1998, LIN purchased two airplanes and subsequently entered into two lease agreements with respect to those airplanes with Chancellor Media. The leases expire in October 1999 and 2003, respectively, and in 1998, Chancellor Media paid to LIN approximately $415,000 under the leases.

     In connection with CMCLA's acquisition of various billboard and outdoor displays from Triumph in January 1999, CMCLA paid approximately $1.0 million to an entity controlled by James A. McLaughlin, the President and Chief Operating Officer of the Chancellor Outdoor Group. An additional $0.7 million that may be paid to such entity is currently held in escrow, subject to satisfaction of indemnity claims, if any. The aggregate purchase price for the assets acquired by Chancellor Media from Triumph was approximately $37.0 million, and such amount was negotiated on behalf of CMCLA by Eric C. Neuman, then Chancellor Media's Senior Vice President -- Strategic Development.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF APRIL, 1999.

                                            CHANCELLOR MEDIA CORPORATION
                                            CHANCELLOR MEDIA CORPORATION OF
                                              LOS ANGELES

                                            By  /s/ D. GEOFFREY ARMSTRONG
                                             -----------------------------------
                                                    D. Geoffrey Armstrong
                                                  Executive Vice President
                                                 and Chief Financial Officer