Form 10-Q
period 1999-03-31
CHANCELLOR MEDIA CORP/; CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-05-17
CIK 894972, 1043102

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

         1845 WOODALL RODGERS FREEWAY, SUITE 1300, DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1999, 143,243,647 shares of Common Stock of Chancellor Media Corporation were outstanding and 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
         CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES
         Consolidated Balance Sheets (unaudited).....................    3
         Consolidated Statements of Operations (unaudited)...........    4
         Consolidated Statements of Cash Flows (unaudited)...........    5
         Notes to Consolidated Financial Statements (unaudited)......    6
         CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES
         Consolidated Balance Sheets (unaudited).....................   11
         Consolidated Statements of Operations (unaudited)...........   12
         Consolidated Statements of Cash Flows (unaudited)...........   13
         Notes to Consolidated Financial Statements (unaudited)......   14
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   20
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   24
                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   25
Item 6.  Exhibits and Reports on Form 8-K............................   25
         Signatures..................................................   28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   12,256    $    7,069
  Accounts receivable, less allowance for doubtful accounts
     of $15,580 in 1998 and $17,844 in 1999.................      352,646       310,916
  Other current assets......................................       59,909        70,277
                                                               ----------    ----------
          Total current assets..............................      424,811       388,262
Property and equipment, net.................................    1,388,156     1,395,898
Intangible assets, net......................................    5,056,047     5,294,161
Other assets, net...........................................      358,893       369,269
                                                               ----------    ----------
                                                               $7,227,907    $7,447,590
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  236,618    $  275,865
Long-term debt..............................................    4,096,000     4,378,000
Deferred tax liabilities....................................      453,134       455,903
Other liabilities...........................................       50,325        52,518
                                                               ----------    ----------
          Total liabilities.................................    4,836,077     5,162,286
                                                               ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................      110,000       110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized; 5,990,000 shares of $3.00 convertible
     exchangeable preferred stock issued and outstanding....      299,500       299,500
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 142,847,674 shares in
     1998 and 143,063,179 shares in 1999....................        1,428         1,431
  Paid-in capital...........................................    2,259,583     2,262,916
  Accumulated deficit.......................................     (278,681)     (388,543)
                                                               ----------    ----------
          Total stockholders' equity........................    2,391,830     2,285,304
                                                               ----------    ----------
                                                               $7,227,907    $7,447,590
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Gross revenues..............................................  $262,421    $ 394,123
  Less agency commissions...................................    28,864       43,858
                                                              --------    ---------
          Net revenues......................................   233,557      350,265
                                                              --------    ---------
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization...........................................   148,019      208,510
  Depreciation and amortization.............................    91,936      147,744
  Corporate general and administrative......................     6,803       17,814
  Non-recurring charges.....................................        --       28,979
                                                              --------    ---------
     Operating expenses.....................................   246,758      403,047
                                                              --------    ---------
     Operating loss.........................................   (13,201)     (52,782)
                                                              --------    ---------
Other (income) expense:
  Interest expense, net.....................................    48,300       84,392
  Gain on disposition of representation contracts...........        --       (3,603)
                                                              --------    ---------
     Other (income) expense, net............................    48,300       80,789
                                                              --------    ---------
     Loss before income taxes...............................   (61,501)    (133,571)
Income tax benefit..........................................     2,941       30,126
Dividends on preferred stock of subsidiary..................    10,011           --
                                                              --------    ---------
          Net loss..........................................   (68,571)    (103,445)
Preferred stock dividends...................................     6,417        6,417
                                                              --------    ---------
  Net loss attributable to common stockholders..............  $(74,988)   $(109,862)
                                                              ========    =========
Basic and diluted loss per common share.....................  $  (0.60)   $   (0.77)
                                                              ========    =========
Weighted average common shares outstanding..................   124,718      142,960
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (68,571)  $(103,445)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................      6,058      34,872
     Amortization of goodwill, intangible assets and other
      assets................................................     85,878     112,872
     Provision for doubtful accounts........................      1,625       3,119
     Deferred income tax benefit............................     (2,941)    (33,393)
     Gain on sale of representation contracts...............         --      (3,603)
     Write-off of transaction costs.........................         --      16,783
     Dividends on preferred stock of subsidiary.............     10,011          --
     Other..................................................       (449)         --
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................      9,901      44,734
       Other current assets.................................     (3,308)    (10,368)
       Accounts payable and accrued expenses................     (6,962)     32,206
       Other assets.........................................        (25)     (1,456)
       Other liabilities....................................       (577)     (1,085)
                                                              ---------   ---------
          Net cash provided by operating activities.........     30,640      91,236
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (24,350)   (332,110)
  Escrow deposits on pending acquisitions...................     (4,000)         --
  Payments made on purchases of representation contracts....     (7,422)     (8,676)
  Payments received on sales of representation contracts....      4,164       6,187
  Construction of advertising structures....................         --      (5,157)
  Purchases of property and equipment.......................     (6,224)     (9,771)
  Other.....................................................     (4,844)    (25,815)
                                                              ---------   ---------
          Net cash used by investing activities.............    (42,676)   (375,342)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     56,000     329,000
  Principal payments on long-term debt......................   (729,000)    (47,000)
  Net proceeds from issuance of common stock................    997,667       3,336
  Dividends on preferred stock..............................    (22,887)     (6,417)
  Payments for debt issuance costs..........................        (23)         --
                                                              ---------   ---------
          Net cash provided by financing activities.........    301,757     278,919
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............    289,721      (5,187)
Cash and cash equivalents at beginning of period............     16,584      12,256
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 306,305   $   7,069
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements include the accounts of Chancellor Media Corporation and its subsidiaries (collectively, "the Company" or "Chancellor Media"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation and in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Interim periods are not necessarily indicative of results to be expected for the year.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Loss per common share is based on the weighted average shares of common stock outstanding during the period. Stock options, the $3.00 Convertible Exchangeable Preferred Stock and the 7% Convertible Preferred Stock are not included in the calculation of loss per common share as their effect would be antidilutive. Shares excluded from the calculation that related to potentially dilutive securities amounted to 23,775,091 and 24,900,162 for the three months ended March 31, 1998 and 1999, respectively.

2. RECENT DEVELOPMENTS

  (a) Completed Transactions

     On January 15, 1999, the Company acquired the music production library and related license agreements of Brown Bag Productions for a purchase price of $8,483 including various other direct acquisition costs.

     On January 21, 1999 and February 9, 1999, the Company acquired approximately 4,500 outdoor display faces from Triumph Outdoor Holdings and certain affiliated companies for $37,006 in cash including working capital and various other direct acquisition costs.

     On January 28, 1999, the Company acquired Wincom Broadcasting Corporation which owns WQAL-FM in Cleveland. The Company had previously been operating WQAL-FM under a time brokerage agreement effective October 1, 1998. On February 2, 1999, the Company acquired five additional radio stations in Cleveland including (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership,
(ii) WZAK-FM from Zapis Communications and (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM. The six Cleveland stations were acquired for an aggregate purchase price of $283,758 in cash including working capital.

     Between January and March 1999, the Company acquired approximately 100 billboards and outdoor displays in various transactions for approximately $8,198 in cash.

     The acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities accounted for as purchases from the respective dates of acquisition.

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

     A summary of the net assets acquired follows:

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                              1999
                                                          ------------
Cash and cash equivalents..............................     $  4,360
Accounts receivable, net...............................        6,403
Other current assets...................................        1,355
Property and equipment.................................       27,768
Intangible assets......................................      336,383
Accounts payable and accrued expenses..................       (2,662)
Deferred tax liabilities...............................      (36,162)
                                                            --------
          Total net assets acquired....................      337,445
Less:
  Cash and cash equivalents acquired...................        4,360
  Liability assumed....................................          725
  Notes payable........................................          250
                                                            --------
Cash paid for acquisitions.............................     $332,110
                                                            ========

     The pro forma consolidated condensed results of operations data for the three months ended March 31, 1998 and 1999, as if the acquisitions during 1998 and 1999 and the related financing transactions occurred at January 1, 1998, follow:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Net revenues................................................  $308,622    $352,184
Net loss....................................................   (79,164)    (87,697)
Basic and diluted loss per common share.....................     (0.69)      (0.66)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On April 12, 1999, the Company acquired approximately 159 billboards and outdoor displays in various markets for approximately $3,700 in cash.

     On April 16, 1999, the Company sold WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash and recognized a gain of $14,466. The Company had previously entered into a time brokerage agreement effective September 10, 1998 to sell substantially all of the broadcast time of WMVP-AM pending completion of the sale.

  (b) Pending Transactions

     On August 26, 1998, the Company and Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity (the "Capstar Merger"). Pursuant to the agreement, as amended, each share of Capstar common stock will be converted into 0.4955 of a share of common stock of Chancellor Media. Previously, on February 20, 1998, the Company had entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar for an aggregate purchase price of $637,500, of which the acquisition of one radio station was completed on May 29, 1998 for $143,250. The Company is currently assessing the effects of the Capstar Merger on the February 20, 1998 purchase agreement. On February 1,

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES

1999, the Company began operating WKNR-AM in Cleveland, a station owned by Capstar, under a time brokerage agreement. Although there can be no assurance, the merger with Capstar is expected to be completed in the second or early third quarter of 1999.

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

     Consummation of the pending transactions is subject to various conditions, including, in most cases, approval from the Federal Communications Commission and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

3. NON-RECURRING CHARGES

     In March 1999, the Company recorded a charge of $28,979 which consisted of the following:

Write-off of LIN Merger and Petry transaction costs(a).....  $16,783
Executive severance costs(b)...............................   12,196
                                                             -------
          Total............................................  $28,979
                                                             =======

---------------

(a) On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN") to acquire LIN in a stock for stock transaction (the "LIN Merger"). On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $127,000. Effective March 15, 1999, the Company and LIN agreed to terminate the LIN Merger agreement and in connection with the termination of the LIN Merger, the Company's Board of Directors approved the negotiation of the assignment of the Petry purchase agreement to LIN. Subsequently, the Company terminated the Petry acquisition agreement, in accordance with its terms, effective April 28, 1999. The Company recorded a charge of $16,783 to write off transaction costs incurred in connection with the LIN Merger and Petry transaction.

(b) On March 15, 1999, the Company announced an executive realignment which included (i) the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer; (ii) the resignation of Thomas P. McMillin as the Company's Chief Financial Officer; (iii) the departure of Richard A. B. Gleiner as the Company's General Counsel; and (iv) the resignation of Eric C. Neuman as the Company's Senior Vice
     President -- Strategic Development, each effective March 15, 1999. The Company recorded a charge of $12,196 for executive severance and other costs.

4. CONTINGENCIES

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of the Company. The defendants in the case include Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), LIN Television Corporation and some of the Company's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused the Company to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price when it acquired LIN; and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse, which is alleged to control the Company, and the directors of the Company named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory

                 CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs. Plaintiff, defendants and the Company had reached a tentative settlement of this lawsuit. However, as a result of the decision by the Company and LIN to terminate the LIN Merger, the settlement will not proceed as planned.

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

5. SEGMENT DATA

     The Company conducts business in three distinct operating segments consisting of radio broadcasting, outdoor advertising and media representation. Separate financial data for each of the Company's three business segments is provided below.

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Chancellor Radio Group -- radio broadcasting:
  Net revenues..............................................  $200,349    $261,779
  Operating expenses........................................   123,352     154,121
  Depreciation and amortization.............................    80,723     104,682
  Operating loss............................................    (5,473)       (298)
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues..............................................        --      53,601
  Operating expenses........................................        --      28,451
  Depreciation and amortization.............................        --      31,396
  Operating loss............................................        --      (9,071)
Katz -- media representation:
  Net revenues..............................................    38,671      39,695
  Operating expenses........................................    30,130      30,748
  Depreciation and amortization.............................     6,567       7,783
  Operating income (loss)...................................       255        (344)

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses and non-recurring charges were not allocated to business segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Intersegment net revenues...................................   $5,463      $ 4,810
Intersegment operating expenses.............................    5,463        4,810
Unallocated depreciation and amortization...................    4,646        3,883
Unallocated corporate general and administrative expenses...    3,337       10,207
Unallocated non-recurring charges...........................       --       28,979

6. RECENTLY ISSUED ACCOUNTING PRINCIPLE

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   12,256    $    7,069
  Accounts receivable, less allowance for doubtful accounts
     of $15,580 in 1998 and $17,844 in 1999.................      352,646       310,916
  Other current assets......................................       59,909        70,277
                                                               ----------    ----------
          Total current assets..............................      424,811       388,262
Property and equipment, net.................................    1,388,156     1,395,898
Intangible assets, net......................................    5,056,047     5,286,435
Other assets, net...........................................      358,893       369,269
                                                               ----------    ----------
                                                               $7,227,907    $7,439,864
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  236,618    $  275,865
Long-term debt..............................................    4,096,000     4,378,000
Deferred tax liabilities....................................      453,134       459,062
Other liabilities...........................................       50,325        52,518
                                                               ----------    ----------
          Total liabilities.................................    4,836,077     5,165,445
                                                               ----------    ----------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value. 1,040 shares authorized,
     issued and outstanding.................................            1             1
  Paid-in capital...........................................    2,670,510     2,653,485
  Accumulated deficit.......................................     (278,681)     (379,067)
                                                               ----------    ----------
          Total stockholder's equity........................    2,391,830     2,274,419
                                                               ----------    ----------
                                                               $7,227,907    $7,439,864
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Gross revenues..............................................  $262,421    $ 394,123
  Less agency commissions...................................    28,864       43,858
                                                              --------    ---------
     Net revenues...........................................   233,557      350,265
                                                              --------    ---------
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization...........................................   148,019      208,510
  Depreciation and amortization.............................    91,936      147,744
  Corporate general and administrative......................     6,803       17,814
  Non-recurring charges.....................................        --       16,344
                                                              --------    ---------
     Operating expenses.....................................   246,758      390,412
                                                              --------    ---------
     Operating loss.........................................   (13,201)     (40,147)
                                                              --------    ---------
Other (income) expense:
  Interest expense, net.....................................    48,300       84,392
  Gain on disposition of representation contracts...........        --       (3,603)
                                                              --------    ---------
     Other (income) expense, net............................    48,300       80,789
                                                              --------    ---------
     Loss before income taxes...............................   (61,501)    (120,936)
Income tax benefit..........................................     2,941       26,967
                                                              --------    ---------
          Net loss..........................................   (58,560)     (93,969)
Preferred stock dividends...................................    10,011           --
                                                              --------    ---------
  Net loss attributable to common stock.....................  $(68,571)   $ (93,969)
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(58,560)   $ (93,969)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................     6,058       34,872
     Amortization of goodwill, intangible assets and other
      assets................................................    85,878      112,872
     Provision for doubtful accounts........................     1,625        3,119
     Deferred income tax benefit............................    (2,941)     (30,234)
     Gain on sale of representation contracts...............        --       (3,603)
     Write-off of transaction costs.........................        --        4,148
     Other..................................................      (449)          --
     Changes in certain assets and liabilities, net of
      effects of acquisitions:
       Accounts receivable..................................     9,901       44,734
       Other current assets.................................    (3,308)     (10,368)
       Accounts payable and accrued expenses................    (6,962)      32,206
       Other assets.........................................       (25)      (1,456)
       Other liabilities....................................      (577)      (1,085)
                                                              --------    ---------
          Net cash provided by operating activities.........    30,640       91,236
                                                              --------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (24,350)    (332,110)
  Escrow deposits on pending acquisitions...................    (4,000)          --
  Payments made on purchases of representation contracts....    (7,422)      (8,676)
  Payments received on sales of representation contracts....     4,164        6,187
  Construction of advertising structures....................        --       (5,157)
  Purchases of property and equipment.......................    (6,224)      (9,771)
  Other, net................................................    (4,844)     (17,357)
                                                              --------    ---------
          Net cash used by investing activities.............   (42,676)    (366,884)
                                                              --------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    56,000      329,000
  Principal payments on long-term debt......................  (729,000)     (47,000)
  Cash contributed by parent................................   997,667        3,336
  Distribution to parent....................................        --       (8,458)
  Dividends to parent.......................................    (6,417)      (6,417)
  Dividends on preferred stock..............................   (16,470)          --
  Payments for debt issuance costs..........................       (23)          --
                                                              --------    ---------
          Net cash provided by financing activities.........   301,757      270,461
                                                              --------    ---------
Increase (decrease) in cash and cash equivalents............   289,721       (5,187)
Cash and cash equivalents at beginning of period............    16,584       12,256
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $306,305    $   7,069
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements include the accounts of Chancellor Media Corporation of Los Angeles and its subsidiaries (collectively, "CMCLA"), all of which are wholly owned. Chancellor Media Corporation of Los Angeles is an indirect, wholly owned subsidiary of Chancellor Media Corporation ("Chancellor Media"). All significant intercompany balances and transactions have been eliminated in consolidation and in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Certain reclassifications have been made to 1998 interim financial information for comparative purposes. Interim periods are not necessarily indicative of results to be expected for the year.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in CMCLA's Annual Report on Form 10-K for the year ended December 31, 1998. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. RECENT DEVELOPMENTS

  (a) Completed Transactions

     On January 15, 1999, CMCLA acquired the music production library and related license agreements of Brown Bag Productions for a purchase price of $8,483 including various other direct acquisition costs.

     On January 21, 1999 and February 9, 1999, CMCLA acquired approximately 4,500 outdoor display faces from Triumph Outdoor Holdings and certain affiliated companies for $37,006 in cash including working capital and various other direct acquisition costs.

     On January 28, 1999, CMCLA acquired Wincom Broadcasting Corporation which owns WQAL-FM in Cleveland. CMCLA had previously been operating WQAL-FM under a time brokerage agreement effective October 1, 1998. On February 2, 1999, CMCLA acquired five additional radio stations in Cleveland including (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership, (ii) WZAK-FM from Zapis Communications and (iii) Zebra Broadcasting Corporation which owns WZJM-FM and WJMO-AM. The six Cleveland stations were acquired for an aggregate purchase price of $283,758 in cash including working capital.

     Between January and March 1999, CMCLA acquired approximately 100 billboards and outdoor displays in various transactions for approximately $8,198 in cash.

     The acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities accounted for as purchases from the respective dates of acquisition.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     A summary of the net assets acquired follows:

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                              1999
                                                          ------------
Cash and cash equivalents..............................     $  4,360
Accounts receivable, net...............................        6,403
Other current assets...................................        1,355
Property and equipment.................................       27,768
Intangible assets......................................      336,383
Accounts payable and accrued expenses..................       (2,662)
Deferred tax liabilities...............................      (36,162)
                                                            --------
          Total net assets acquired....................      337,445
Less:
  Cash and cash equivalents acquired...................        4,360
  Liability assumed....................................          725
  Notes payable........................................          250
                                                            --------
Cash paid for acquisitions.............................     $332,110
                                                            ========

     The pro forma consolidated condensed results of operations data for the three months ended March 31, 1998 and 1999, as if the acquisitions during 1998 and 1999 and the related financing transactions occurred at January 1, 1998, follow:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Net revenues................................................  $308,622    $352,184
Net loss....................................................   (79,164)    (80,369)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On April 12, 1999, CMCLA acquired approximately 159 billboards and outdoor displays in various markets for approximately $3,700 in cash.

     On April 16, 1999, CMCLA sold WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash and recognized a gain of $14,466. CMCLA had previously entered into a time brokerage agreement effective September 10, 1998 to sell substantially all of the broadcast time of WMVP-AM pending completion of the sale.

  (b) Pending Transactions

     On August 26, 1998, Chancellor Media, parent company of CMCLA, and Capstar Broadcasting Corporation (together with its subsidiaries, "Capstar") entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity (the "Capstar Merger"). Pursuant to the agreement, as amended, each share of Capstar common stock will be converted into 0.4955 of a share of common stock of Chancellor Media. Previously, on February 20, 1998, CMCLA had entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar for an aggregate purchase price of $637,500, of which the acquisition of one radio station was completed on May 29, 1998 for $143,250. CMCLA is currently assessing the effects of the Capstar Merger on the February 20, 1998 purchase agreement. On February 1, 1999, CMCLA began operating WKNR-AM in Cleveland, a station owned by

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Capstar, under a time brokerage agreement. Although there can be no assurance, the Capstar Merger is expected to be completed in the second or early third quarter of 1999.

     On September 15, 1998, CMCLA entered into an agreement to acquire KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash. CMCLA began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998. Although there can be no assurance, CMCLA expects that the Phoenix acquisition will be consummated in the second quarter of 1999.

     Consummation of the pending transactions is subject to various conditions, including, in most cases, approval from the Federal Communications Commission and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. CMCLA believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

3. NON-RECURRING CHARGES

     In March 1999, CMCLA recorded a charge of $16,344 which consisted of the following:

Write-off of Petry transaction costs(a)....................  $ 4,148
Executive severance costs(b)...............................   12,196
                                                             -------
          Total............................................  $16,344
                                                             =======

---------------

(a) On July 7, 1998, Chancellor Media entered into a merger agreement with the indirect parent of LIN Television Corporation ("LIN") to acquire LIN in a stock for stock transaction (the "LIN Merger"). On April 8, 1998, CMCLA entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $127,000. Effective March 15, 1999, Chancellor Media and LIN agreed to terminate the LIN Merger agreement and in connection with the termination of the LIN Merger, CMCLA's Board of Directors approved the negotiation of the assignment of the Petry purchase agreement to LIN. Subsequently, CMCLA terminated the Petry acquisition agreement, in accordance with its terms, effective April 28, 1999. CMCLA recorded a charge of $4,148 to write off transaction costs incurred in connection with the Petry transaction.

(b) On March 15, 1999, Chancellor Media and CMCLA announced an executive realignment which included (i) the resignation of Jeffrey A. Marcus as CMCLA's President and Chief Executive Officer; (ii) the resignation of Thomas P. McMillin as CMCLA's Chief Financial Officer; (iii) the departure of Richard A. B. Gleiner as CMCLA's General Counsel; and (iv) the resignation of Eric C. Neuman as CMCLA's Senior Vice President -- Strategic Development, each effective March 15, 1999. CMCLA recorded a charge of $12,196 for executive severance and other costs.

4. CONTINGENCIES

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of Chancellor Media. The defendants in the case include Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), LIN Television Corporation and some of Chancellor Media's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused Chancellor Media to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price when it acquired LIN; and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse, which is alleged to control Chancellor Media, and the directors of Chancellor Media named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES fiduciary duties," and attorneys' fees and other costs. Plaintiff, defendants and Chancellor Media had reached a tentative settlement of this lawsuit. However, as a result of the decision by Chancellor Media and LIN to terminate the LIN Merger, the settlement will not proceed as planned.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of Chancellor Media and are similarly situated. The defendants in the case are named as Chancellor Media, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James
E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the proposed Capstar merger. The plaintiff seeks to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. Chancellor Media believes that the lawsuit is without merit and intends to vigorously defend the action.

     On July 10, 1998, Chancellor Media entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V., an owner and operator of radio stations in Mexico, for approximately $120.5 million in cash and $116.5 million in Chancellor Media common stock. On October 15, 1998, Chancellor Media announced that it had provided notice to Grupo Radio that it was terminating the acquisition agreement in accordance with its terms. Chancellor Media has received notice from Grupo Radio requesting arbitration under the terms of the acquisition agreement of allegations that Chancellor Media wrongfully terminated that agreement, and the parties have commenced the arbitration process. Chancellor Media believes that it had a proper basis for terminating the agreement in accordance with its terms and intends to contest these allegations vigorously.

     Chancellor Media and CMCLA are also involved in various other claims and lawsuits which are generally incidental to CMCLA's business. Chancellor Media and CMCLA are also vigorously contesting all of these matters and believe that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on CMCLA's consolidated financial position or results of operations.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

5. SEGMENT DATA

     CMCLA conducts business in three distinct operating segments consisting of radio broadcasting, outdoor advertising and media representation. Separate financial data for each of CMCLA's three business segments is provided below.

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Chancellor Radio Group-- radio broadcasting:
  Net revenues..............................................  $200,349    $261,779
  Operating expenses........................................   123,352     154,121
  Depreciation and amortization.............................    80,723     104,682
  Operating loss............................................    (5,473)       (298)
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues..............................................        --      53,601
  Operating expenses........................................        --      28,451
  Depreciation and amortization.............................        --      31,396
  Operating loss............................................        --      (9,071)
Katz -- media representation:
  Net revenues..............................................    38,671      39,695
  Operating expenses........................................    30,130      30,748
  Depreciation and amortization.............................     6,567       7,783
  Operating income (loss)...................................       255        (344)

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to CMCLA's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses and non-recurring charges were not allocated to business segments and must be included to reconcile CMCLA's consolidated financial statements. Reconciling financial data is provided below:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
Intersegment net revenues...................................   $5,463      $ 4,810
Intersegment operating expenses.............................    5,463        4,810
Unallocated depreciation and amortization...................    4,646        3,883
Unallocated corporate general and administrative expenses...    3,337       10,207
Unallocated non-recurring charges...........................       --       16,344

6. RECENTLY ISSUED ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on CMCLA's consolidated financial statements.

7. SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The 9 3/8% Senior Subordinated Notes due 2004, the 8 3/4% Senior Subordinated Notes due 2007, the 10 1/2% Senior Subordinated Notes due 2007, the 8 1/8% Senior Subordinated Notes due 2007, the 9% Senior

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Subordinated Notes due 2008 and the 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1998 and March 31, 1999 and for the three months ended March 31, 1999 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998          1999
                                                              ------------   ----------
Current assets..............................................   $  376,217    $  354,858
Noncurrent assets...........................................    5,530,190     5,910,241
Current liabilities.........................................      133,872       124,414
Noncurrent liabilities......................................    5,744,413     6,182,570

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                              1999
                                                          ------------
Net revenues............................................    $316,706
Operating loss..........................................     (23,142)
Net loss................................................     (86,241)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Chancellor Media Corporation ("Chancellor Media") along with Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect, wholly-owned subsidiary of Chancellor Media, (together with its subsidiaries, the "Company") is a diversified media company with operations in radio broadcasting, outdoor advertising and media representation. As of March 31, 1999, the Chancellor Radio Group portfolio (including 13 stations operated under time brokerage agreements) consisted of 124 radio stations (92 FM and 32 AM) concentrated in the top 30 markets in the United States and in Puerto Rico and a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 66 million listeners in the United States (including approximately 39 million listeners from the Company's portfolio of stations). As of March 31, 1999, Chancellor Outdoor Group operated over 42,500 outdoor advertising display faces nationwide. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States and for the Company's portfolio of stations.

     See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on the Company's business segments.

     The Company's results of operations for the three months ended March 31, 1999 are not comparable to the results of operations for the three months ended March 31, 1998 due the impact of the various acquisitions and dispositions. The Company completed the following transactions from April 1, 1998 through March 31, 1999 as follows:

     - the acquisition of approximately 42,500 outdoor advertising billboards and display faces for approximately $1.7 billion in cash;

     - the acquisition of 16 radio stations (13 FM and three AM) for approximately $433.4 million in cash;

     - the exchange of five radio stations (four FM and one AM) and approximately $153.3 million in cash for four FM radio stations; and

     - the acquisition of various national radio network syndicated programming shows and related programming or music production libraries, including American Top Forty with Casey Kasem, for approximately $36.7 million in cash.

  Three Months Ended March 31, 1999 Compared To Three Months Ended March 31,
1998

     Net revenues for the three months ended March 31, 1999 increased 50.0% to $350.3 million compared to $233.6 million for the first quarter of 1998. Operating expenses excluding depreciation and amortization for the three months ended March 31, 1999 increased 40.9% to $208.5 million compared to $148.0 million for the three months ended March 31, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein, in addition to the overall net operational improvements realized by the Company, as evidenced by the increase in the Company's direct operating margin from 36.6% for the three months ended March 31, 1998 to 40.5% for the three months ended March 31, 1999.

     Depreciation and amortization for the three months ended March 31, 1999 increased 60.7% to $147.7 million compared to $91.9 million for the first quarter of 1998. The increase is primarily due to the impact of the acquisitions completed during 1998 and to date in 1999.

     Corporate general and administrative expenses for the three months ended March 31, 1999 increased 161.9% to $17.8 million compared to $6.8 million for the first quarter of 1998. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

     In March 1999, the Company recorded non-recurring charges of $29.0 million related to the write-off of LIN Television Corporation and Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment. CMCLA recorded a charge of $16.3 million related to the Petry Media Corporation transaction costs and executive severance and other costs related to the executive realignment.

     As a result of the above factors, the Company realized $52.8 million of operating loss for the three months ended March 31, 1999 compared to $13.2 million of operating loss for the first quarter of 1998.

     Interest expense, net for the three months ended March 31, 1999 increased 74.7% to $84.4 million compared to $48.3 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the March 13, 1998 offering of 21,850,000 shares of common stock; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; and (iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998.

     The Company recorded a gain on disposition of representation contracts of $3.6 million for the first quarter of 1999 related to its media representation operations. The gain represents the sales proceeds received from a successor representation firm for the buyout of an existing media representation contract, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     The income tax benefit of $30.1 million for the three months ended March 31, 1999 is comprised of current federal and state income tax expense of $3.3 million and a deferred federal income tax benefit of $33.4 million.

     Dividends on preferred stock of subsidiary were $10.0 million for the three months ended March 31, 1998. In May and July 1998, the Company exchanged the preferred stock of subsidiaries for CMCLA's 12% Debentures and 12 1/4% Debentures.

     Dividends on Chancellor Media's preferred stock were $6.4 million for the first quarter of 1999 and 1998. Preferred stock consisted of (i) the Company's $3.00 convertible exchangeable preferred stock which was issued in June 1997 and
(ii) the Company's 7% convertible preferred stock which was issued in September 1997 as part of the merger with Chancellor Broadcasting Company.

     As a result of the above factors, the Company incurred a $109.9 million net loss attributable to common stockholders for the three months ended March 31, 1999 compared to a $75.0 million net loss for the first quarter of 1998.

     The basic and diluted net loss per common share for the three months ended March 31, 1999 was $0.77 compared to a $0.60 basic and diluted loss per common share for the first quarter of 1998.

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

     Long-term debt consisted of the following at December 31, 1998 and March 31, 1999 (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998          1999
                                                              ------------   ----------
Senior Credit Facility......................................   $1,596,000    $1,878,000
8% Senior Notes.............................................      750,000       750,000
Senior Subordinated Notes...................................    1,750,000     1,750,000
                                                               ----------    ----------
          Total long-term debt..............................   $4,096,000    $4,378,000
                                                               ==========    ==========

     Senior Credit Facility. The Company's senior credit facility, as amended (the "Senior Credit Facility") provides for aggregate commitments under a revolving loan facility and a term loan facility of $1.6 billion and $900.0 million, respectively. The term loan facility is payable in quarterly installments commencing on September 30, 2000 and ending June 30, 2005. The revolving loan facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At April 30, 1999, the Company had drawn approximately $1.0 billion of the revolving credit facility and $900.0 million of the term loan facility.

     8% Senior Notes. The 8% Senior Notes due 2008 (the "8% Senior Notes") are senior unsecured obligations of CMCLA and rank equal in right of payment to the obligations of CMCLA under the Senior Credit Facility and existing and all other indebtedness of CMCLA not expressly subordinated to the 8% Senior Notes. However, because the 8% Senior Notes are unsecured, the 8% Senior Notes are effectively subordinated in right of payment to CMCLA's secured debt, including the Senior Credit Facility. The 8% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors (as defined below).

     Senior Subordinated Notes. The 9 3/8% Senior Subordinated Notes due 2004, the 8 3/4% Senior Subordinated Notes due 2007, the 10 1/2% Senior Subordinated Notes due 2007, the 8 1/8% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2008 (collectively, the "Subordinated Notes") are unsecured obligations of CMCLA. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA.

     The Senior Credit Facility and the indentures governing the 8% Senior Notes and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under the Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined). The Company is in compliance with these covenants.

     Pending Transactions. The $90.0 million in cash required to finance the acquisition of KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. is expected to be borrowed under the Company's Senior Credit Facility during the second quarter of 1999. The Company is currently evaluating the treatment of the February 20, 1998 agreement with Capstar Broadcasting Corporation ("Capstar") to acquire ten of Capstar's radio stations for $434.3 million and the treatment of the $150.0 million note receivable from Capstar assuming the merger with Capstar is completed. Accordingly, it is unclear when such amounts would be required to be borrowed by the Company, if at all. The Company believes that amounts available under the Senior Credit Facility will be used to finance its pending transactions as well as future acquisitions. At April 30, 1999, the Company had available borrowings of $590.0 million under the revolving loan facility. Depending on the timing of the consummation of its pending transactions, the status of the merger with Capstar and any future acquisitions, the Company may need to obtain additional financing. Other potential sources of financing for the pending transactions and future acquisitions include cash flow from operations, additional debt or equity financings, the sale of non-core assets or a combination of those sources.

     See Note 2(b) to the Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on the Company's pending transactions.

     Interest and Dividends. In addition to debt service requirements under the Senior Credit Facility, CMCLA is required to pay interest on its 8% Senior Notes and the Subordinated Notes. Interest payment requirements on these notes are $214.9 million per year. Cash dividend requirements of Chancellor Media on its $3.00 convertible exchangeable preferred stock and 7% convertible preferred stock are $25.7 million per year. Because Chancellor Media is a holding company with no significant assets other than the common stock of Chancellor Mezzanine Holdings Corporation, Chancellor Media will rely solely on dividends from Chancellor Mezzanine Holdings Corporation, which in turn is expected to distribute dividends paid to it by CMCLA and other subsidiaries to Chancellor Media, to permit Chancellor Media to pay cash dividends on the $3.00 convertible exchangeable preferred stock and the 7% convertible preferred stock. The Senior Credit Facility and the indentures governing the 8% Senior Notes and the Subordinated Notes limit, but do not prohibit, CMCLA from paying such dividends to Chancellor Mezzanine Holdings Corporation.

FORWARD LOOKING STATEMENTS

     Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of the Company are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

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

     Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

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

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Y2K issue and has developed an implementation plan. The Company uses purchased software programs for corporate financial reporting, radio broadcasting operations and media representation operations. The companies providing these software programs are Y2K compliant, and the Company has received Y2K compliance certificates from these software vendors. The Company uses proprietary software programs for its outdoor advertising operations and is in the process of reviewing various modifications and replacement plans. The Company estimates that approximately 50 percent of the outdoor systems' Y2K remediation has been completed as of April 30, 1999. The remaining remediation efforts are expected to be completed by the end of the third quarter of 1999. The Company's Y2K implementation plan also includes ensuring that its computer hardware and other equipment with embedded chips or processors are Y2K compliant.

     Costs associated with ensuring that the Company's existing systems are Y2K compliant and replacing certain existing systems are currently expected to be approximately $3.7 million, of which $1.5 million has been incurred through March 31, 1999. These costs, in conjunction with investments the Company is making in information systems and technology, are expected to reduce the risks associated with Y2K issues. Future costs are to be funded through the Company's operating cash flow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year end. For further information regarding market risk as of year end, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     In the fiscal quarter ended March 31, 1999, neither the Company nor any of its subsidiaries were parties to, or any of their respective properties subject to, any new material legal proceedings, and there were no material developments in the pending legal proceedings reported in Chancellor Media's and CMCLA's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. For a description of the Company's pending legal proceedings, see Note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.47(yy)        -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
         2.48(yy)        -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
         2.49(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
         2.50(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners L.P., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
         2.52(ddd)       -- Agreement and Plan of Merger, dated as of August 26,
                            1998, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation and CBC Acquisition Company,
                            Inc.
         2.54(ggg)       -- Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois,
                            Chancellor Media Illinois License Corp. and ABC, Inc.
         2.55*           -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.
         2.56*           -- Asset Purchase Agreement, dated as of September 15, 1998, by and between The Broadcast Group, Inc. and Chancellor
                            Media/Shamrock Broadcasting, Inc.
         3.1C(ss)        -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media Corporation.
         3.2B(ss)        -- Amended and Restated Bylaws of Chancellor Media
                            Corporation.
         3.3(ff)         -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles (formerly known as Evergreen
                            Media Corporation of Los Angeles).
         3.3A(pp)        -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
         3.3B(uu)        -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed October 28, 1997.
         3.4(ff)         -- Bylaws of Chancellor Media Corporation of Los Angeles.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.52(bbb)       -- Agreement, dated as of January 6, 1999, among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles, Matthew E. Devine and Vicki Devine.
        10.57(ccc)       -- Amendment No. 1 to Employment Agreement, dated as of
                            January 6, 1999, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Thomas P. McMillin.
        10.59(eee)       -- Agreement, dated as of March 15, 1999, between Jeffrey A.
                            Marcus, Nancy Cain Marcus, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.60(eee)       -- Agreement, dated as of March 15, 1999, between Eric C.
                            Neuman, Elizabeth M. Neuman, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.61(eee)       -- Agreement, dated as of March 15, 1999, between Thomas P.
                            McMillin, Brigette McMillin, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        27.1*            -- Financial Data Schedule of Chancellor Media Corporation.
        27.2*            -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

  *   Filed herewith.

(ff) Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-4 (Reg. No. 333-32259), dated July 29, 1997, as amended, of Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles).

(pp) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, dated as of September 23, 1997 and filed September 29, 1997.

(ss) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, dated as of February 23, 1998 and filed February 27, 1998.

(uu) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal year ended December 31, 1997.

(yy) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal quarter ended June 30, 1998.

(bbb) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, dated as of January 7, 1999 and filed January 7, 1999.

(ccc) Incorporated by reference to the identically numbered exhibit to Chancellor Media Corporation's Registration Statement on Form S-4 (Reg. No. 333-72481), dated as of February 17, 1999, as amended.

(ddd) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal quarter ended September 30, 1998.

(eee) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal year ended December 31, 1998.

(ggg) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, as amended, filed on May 5, 1999.

     (b) Reports on Form 8-K

     1. Current Report on Form 8-K (Items 5 and 7), dated January 6, 1999 and filed January 7, 1999, to announce the appointment of Thomas P. McMillin to the position of Chief Financial Officer, following the resignation of Matthew E. Devine.

     2. Current Report on Form 8-K (Item 7), dated December 1, 1998 and filed February 12, 1999, to amend the 8-K filed on December 15, 1998 announcing the acquisition of the outdoor advertising division of Whiteco Industries, Inc. to provide pro forma financial information.

     3. Current Report on Form 8-K (Items 2 and 7), dated July 31, 1998 and filed February 16, 1999, to announce the acquisition of certain assets of Martin Media and certain affiliated companies including Martin & MacFarlane, Inc.

     4. Current Report on Form 8-K (Items 5 and 7), dated March 15, 1999 and filed March 16, 1999, to announce the completion of the Company's review of strategic alternatives and to announce a series of steps to better position the Company strategically, operationally and financially.

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

            Chancellor Media Corporation                           Chancellor Media Corporation
                                                                          of Los Angeles

            By: /s/ D. GEOFFREY ARMSTRONG                          By: /s/ D. GEOFFREY ARMSTRONG
  -------------------------------------------------      -------------------------------------------------
                D. Geoffrey Armstrong                                  D. Geoffrey Armstrong
            Executive Vice President and                           Executive Vice President and
               Chief Financial Officer                                Chief Financial Officer

Date: May 14, 1999

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.47(yy)        -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and
                            Independent Group Limited Partnership.
         2.48(yy)        -- Asset Purchase Agreement, dated August 11, 1998, between
                            Chancellor Media Corporation of Los Angeles and Zapis
                            Communications Corporation.
         2.49(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, Young Ones,
                            Inc., Zebra Broadcasting Corporation and the Sellers
                            named therein.
         2.50(yy)        -- Stock Purchase Agreement, dated August 11, 1998, among
                            Chancellor Media Corporation of Los Angeles, ML Media
                            Partners L.P., Wincom Broadcasting Corporation and WIN
                            Communications, Inc.
         2.52(ddd)       -- Agreement and Plan of Merger, dated as of August 26,
                            1998, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation and CBC Acquisition Company,
                            Inc.
         2.54(ggg)       -- Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois,
                            Chancellor Media Illinois License Corp. and ABC, Inc.
         2.55*           -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.
         2.56*           -- Asset Purchase Agreement, dated as of September 15, 1998, by and between The Broadcast Group, Inc. and Chancellor
                            Media/Shamrock Broadcasting, Inc.
         3.1C(ss)        -- Amended and Restated Certificate of Incorporation of
                            Chancellor Media Corporation.
         3.2B(ss)        -- Amended and Restated Bylaws of Chancellor Media
                            Corporation.
         3.3(ff)         -- Certificate of Incorporation of Chancellor Media
                            Corporation of Los Angeles (formerly known as Evergreen
                            Media Corporation of Los Angeles).
         3.3A(pp)        -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed September 5,
                            1997.
         3.3B(uu)        -- Amendment to Certificate of Incorporation of Chancellor
                            Media Corporation of Los Angeles, filed October 28, 1997.
         3.4(ff)         -- Bylaws of Chancellor Media Corporation of Los Angeles.
        10.52(bbb)       -- Agreement, dated as of January 6, 1999, among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles, Matthew E. Devine and Vicki Devine.
        10.57(ccc)       -- Amendment No. 1 to Employment Agreement, dated as of
                            January 6, 1999, by and among Chancellor Media
                            Corporation, Chancellor Media Corporation of Los Angeles
                            and Thomas P. McMillin.
        10.59(eee)       -- Agreement, dated as of March 15, 1999, between Jeffrey A.
                            Marcus, Nancy Cain Marcus, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.60(eee)       -- Agreement, dated as of March 15, 1999, between Eric C.
                            Neuman, Elizabeth M. Neuman, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.
        10.61(eee)       -- Agreement, dated as of March 15, 1999, between Thomas P.
                            McMillin, Brigette McMillin, Chancellor Media Corporation
                            and Chancellor Media Corporation of Los Angeles.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        27.1*            -- Financial Data Schedule of Chancellor Media Corporation.
        27.2*            -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

  *   Filed herewith.

(ff) Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-4 (Reg. No. 333-32259), dated July 29, 1997, as amended, of Chancellor Media Corporation of Los Angeles (formerly known as Evergreen Media Corporation of Los Angeles).

(pp) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, dated as of September 23, 1997 and filed September 29, 1997.

(ss) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, dated as of February 23, 1998 and filed February 27, 1998.

(uu) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal year ended December 31, 1997.

(yy) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal quarter ended June 30, 1998.

(bbb) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, dated as of January 7, 1999 and filed January 7, 1999.

(ccc) Incorporated by reference to the identically numbered exhibit to Chancellor Media Corporation's Registration Statement on Form S-4 (Reg. No. 333-72481), dated as of February 17, 1999, as amended.

(ddd) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal quarter ended September 30, 1998.

(eee) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the fiscal year ended December 31, 1998.

(ggg) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, as amended, filed on May 5, 1999.