Form 10-Q
period 1999-09-30
AMFM INC
filed 1999-11-12
CIK 894972

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 001-15145

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

                                 (214) 922-8700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1999, 209,779,083 shares of Common Stock, par value $.01 per share, of AMFM Inc. were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements........................................     3
          Condensed Consolidated Balance Sheets (unaudited)...........     3
          Condensed Consolidated Statements of Operations
            (unaudited)...............................................     4
          Condensed Consolidated Statement of Stockholders' Equity
            (unaudited)...............................................     5
          Condensed Consolidated Statements of Cash Flows
            (unaudited)...............................................     6
          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................     7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    21
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    32
          PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    34
Item 2.   Changes in Securities and Use of Proceeds...................    35
Item 4.   Submission of Matters to a Vote of Security Holders.........    35
Item 6.   Exhibits and Reports on Form 8-K............................    36
          Signature...................................................    38

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   12,256     $    86,512
  Accounts receivable, less allowance for doubtful accounts
    of $15,580 in 1998 and $23,447 in 1999..................      352,646         486,651
  Other current assets......................................       59,909         106,742
                                                               ----------     -----------
         Total current assets...............................      424,811         679,905
Property and equipment, net.................................    1,388,156         467,736
Intangible assets, net......................................    5,056,047      10,527,440
Investments in non-consolidated affiliates..................           --       1,129,389
Other assets, net...........................................      358,893         242,340
                                                               ----------     -----------
                                                               $7,227,907     $13,046,810
                                                               ==========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $  236,618     $   389,252
  Current portion of long-term debt.........................           --          54,625
                                                               ----------     -----------
         Total current liabilities..........................      236,618         443,877
Long-term debt, net of current portion......................    4,096,000       5,645,670
Deferred tax liabilities....................................      453,134       1,740,476
Other liabilities...........................................       50,325          51,176
                                                               ----------     -----------
         Total liabilities..................................    4,836,077       7,881,199
                                                               ----------     -----------
Commitments and contingencies
Minority interest in consolidated subsidiary................           --           3,704
Redeemable preferred stock:
  Redeemable senior exchangeable preferred stock of
    subsidiary, par value $.01 per share; 10,000,000 shares
    authorized, 1,254,618 shares issued and outstanding;
    liquidation preference of $129,226......................           --         148,542
  Redeemable series E cumulative exchangeable preferred
    stock of subsidiary, par value $.01 per share; 4,150,000
    shares authorized, 1,430,989 shares issued and
    outstanding; liquidation preference of $146,863.........           --         169,281
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
    convertible preferred stock authorized, issued and
    outstanding.............................................      110,000         110,000
  Preferred stock, $.01 par value. 6,000,000 shares
    authorized in 1998; 5,990,000 shares of $3.00
    convertible exchangeable preferred stock issued and
    outstanding in 1998.....................................      299,500              --
  Common stock, $.01 par value. 200,000,000 shares and
    750,000,000 shares authorized in 1998 and 1999,
    respectively; 142,847,674 shares and 209,619,958 shares
    issued and outstanding in 1998 and 1999, respectively...        1,428           2,096
  Paid-in capital...........................................    2,259,583       5,094,432
  Accumulated deficit.......................................     (278,681)       (362,444)
                                                               ----------     -----------
         Total stockholders' equity.........................    2,391,830       4,844,084
                                                               ----------     -----------
                                                               $7,227,907     $13,046,810
                                                               ==========     ===========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1998            1999            1998            1999
                                            -------------   -------------   -------------   -------------
Gross revenues............................    $389,551        $ 667,300      $1,015,562      $1,552,143
  Less agency commissions.................      45,722           74,863         116,466         175,295
                                              --------        ---------      ----------      ----------
          Net revenues....................     343,829          592,437         899,096       1,376,848
                                              --------        ---------      ----------      ----------
Operating expenses:
  Operating expenses, excluding
     depreciation and amortization........     175,062          303,492         491,924         731,260
  Depreciation and amortization...........     120,648          236,842         315,772         529,725
  Corporate general and administrative....      10,109           13,491          25,188          44,103
  Non-cash compensation...................          --            6,148              --           6,148
  Merger and non-recurring costs..........          --           30,977          59,475          59,956
                                              --------        ---------      ----------      ----------
     Operating expenses...................     305,819          590,950         892,359       1,371,192
                                              --------        ---------      ----------      ----------
     Operating income.....................      38,010            1,487           6,737           5,656
                                              --------        ---------      ----------      ----------
Other (income) expense:
  Interest expense, net...................      48,624          124,094         135,709         296,205
  Gain on disposition of assets...........          --         (208,950)       (123,845)       (221,356)
  Gain on disposition of representation
     contracts............................     (18,497)          (9,431)        (29,767)        (18,284)
  Other (income) expense..................          --               --          (3,559)             --
                                              --------        ---------      ----------      ----------
     Other (income) expense, net..........      30,127          (94,287)        (21,462)         56,565
                                              --------        ---------      ----------      ----------
     Income (loss) before income taxes....       7,883           95,774          28,199         (50,909)
Income tax expense........................         722           36,167          32,507           8,818
Dividends on preferred stock of
  subsidiaries............................         899            7,940          17,601           7,940
                                              --------        ---------      ----------      ----------
  Income (loss) before equity in net loss
     of affiliates and minority interest
     and extraordinary item...............       6,262           51,667         (21,909)        (67,667)
Equity in net loss of affiliates and
  minority interest.......................          --            1,885              --           2,085
                                              --------        ---------      ----------      ----------
  Income (loss) before extraordinary
     item.................................       6,262           49,782         (21,909)        (69,752)
Extraordinary loss, net of income tax
  benefit.................................      15,224               --          47,089              --
                                              --------        ---------      ----------      ----------
          Net income (loss)...............      (8,962)          49,782         (68,998)        (69,752)
Preferred stock dividends.................       6,417            1,176          19,252          14,011
                                              --------        ---------      ----------      ----------
  Net income (loss) attributable to common
     stockholders.........................    $(15,379)       $  48,606      $  (88,250)     $  (83,763)
                                              ========        =========      ==========      ==========
Basic income (loss) per common share:
  Before extraordinary item...............    $     --        $    0.25      $    (0.31)     $    (0.52)
  Extraordinary item......................       (0.11)              --           (0.34)             --
                                              --------        ---------      ----------      ----------
          Net income (loss)...............    $  (0.11)       $    0.25      $    (0.65)     $    (0.52)
                                              ========        =========      ==========      ==========
Diluted income (loss) per common share:
  Before extraordinary item...............    $     --        $    0.23      $    (0.31)     $    (0.52)
  Extraordinary item......................       (0.11)              --           (0.34)             --
                                              --------        ---------      ----------      ----------
          Net income (loss)...............    $  (0.11)       $    0.23      $    (0.65)     $    (0.52)
                                              ========        =========      ==========      ==========
Weighted average common shares
  outstanding.............................     142,345          194,662         136,427         160,511
                                              ========        =========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                           CONVERTIBLE
                                         PREFERRED STOCK           COMMON STOCK                                      TOTAL
                                      ----------------------   --------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                        SHARES      AMOUNT       SHARES      AMOUNT    CAPITAL       DEFICIT        EQUITY
                                      ----------   ---------   -----------   ------   ----------   -----------   -------------
Balances at December 31, 1998.......   8,190,000   $ 409,500   142,847,674   $1,428   $2,259,583    $(278,681)    $2,391,830
  Issuance of common
    stock -- Capstar merger.........          --          --    53,553,966     536     2,420,182           --      2,420,718
  Conversion of preferred stock.....  (5,990,000)   (299,500)   11,979,800     120       299,375           --             (5)
  Assumption of stock options and
    warrants -- Capstar merger......          --          --            --      --        81,481           --         81,481
  Exercise of common stock
    options.........................          --          --     1,238,518      12        37,700           --         37,712
  Non-cash compensation expense.....          --          --            --      --         6,148           --          6,148
  Convertible preferred stock
    dividends.......................          --          --            --      --            --      (14,011)       (14,011)
  Net loss..........................          --          --            --      --            --      (69,752)       (69,752)
  Other.............................          --          --            --      --       (10,037)          --        (10,037)
                                      ----------   ---------   -----------   ------   ----------    ---------     ----------
Balances at September 30, 1999......   2,200,000   $ 110,000   209,619,958   $2,096   $5,094,432    $(362,444)    $4,844,084
                                      ==========   =========   ===========   ======   ==========    =========     ==========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1999
                                                              -------------   -------------
Net cash provided by operating activities...................   $   146,459      $ 234,442
                                                               -----------      ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................      (905,264)      (495,746)
  Proceeds from sale of assets..............................            --        744,254
  Purchases of property and equipment.......................       (21,684)       (53,290)
  Payments made on purchases of representation contracts....       (25,724)       (27,151)
  Payments received on sales of representation contracts....        20,283         18,193
  Issuance of note receivable from affiliate................      (150,000)            --
  Payments for equity basis investments.....................            --         (6,500)
  Other.....................................................       (39,750)       (16,663)
                                                               -----------      ---------
          Net cash provided by (used by) investing
            activities......................................    (1,122,139)       163,097
                                                               -----------      ---------
Cash flows from financing activities:
  Proceeds of long-term debt................................     1,973,000        643,000
  Payments on long-term debt................................    (1,528,000)      (968,713)
  Net proceeds from issuance of common stock................     1,000,645         22,016
  Repurchase of 12% and 12 1/4% Exchange Debentures.........      (403,213)            --
  Dividends on preferred stock..............................       (50,436)       (14,802)
  Redemption of preferred stock.............................            --         (1,345)
  Payments for debt issuance costs..........................       (19,837)            --
  Other.....................................................            --         (3,439)
                                                               -----------      ---------
          Net cash provided by (used by) financing
            activities......................................       972,159       (323,283)
                                                               -----------      ---------
Increase (decrease) in cash and cash equivalents............        (3,521)        74,256
Cash and cash equivalents at beginning of period............        16,584         12,256
                                                               -----------      ---------
Cash and cash equivalents at end of period..................   $    13,063      $  86,512
                                                               ===========      =========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements include the accounts of AMFM Inc. (formerly Chancellor Media Corporation) and its wholly-owned and majority-owned subsidiaries (collectively, the "Company" or "AMFM"). All significant intercompany balances and transactions have been eliminated in consolidation and in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Investments in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for using the equity method. Interim period results are not necessarily indicative of results to be expected for the year.

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

     Income (loss) per common share is based on the weighted average shares of common stock outstanding during the period. The calculation for diluted income per common share for the three months ended September 30, 1999 includes the assumed exercise of stock options and warrants, the effect of which would be to increase average shares outstanding by 6.5 million shares, and the assumed conversion of the $3.00 Convertible Exchangeable Preferred Stock and the 7% Convertible Preferred Stock into common stock at the beginning of the period, the effect of which would be to decrease preferred stock dividends by $1,176 and increase average shares outstanding by 13.2 million shares. The $3.00 Convertible Exchangeable Preferred Stock, the 7% Convertible Preferred Stock and stock options (during loss periods) are not included in the calculation of loss per common share for the three months ended September 30, 1998 and the nine months ended September 30, 1998 and 1999 as their effect would be antidilutive. Weighted average shares excluded from the calculation that related to potentially dilutive securities amounted to approximately 18.1 million for the three months ended September 30, 1998 and approximately 23.7 million and 21.9 million for the nine months ended September 30, 1998 and 1999, respectively.

     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

2. CLEAR CHANNEL MERGER AGREEMENT

     On October 2, 1999, the Company and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of the Company's common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and the Company will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, the Company expects that the Clear Channel merger will be consummated during the second half of 2000.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. ACQUISITIONS AND DISPOSITIONS

  (a) Capstar Merger

     On July 13, 1999, the Company acquired Capstar Broadcasting Corporation ("Capstar Broadcasting"), a Delaware corporation, through the merger (the "Capstar Merger") of a wholly-owned subsidiary of the Company into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of the Company. Concurrent with the Capstar Merger, the Company was renamed AMFM Inc. As a result of the Capstar Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into
0.4955 of a share of the Company's common stock, or approximately 53.6 million shares of the Company's common stock in the aggregate. The Company added 338 radio stations (239 FM and 99 AM) to its portfolio and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of the Company's common stock. Approximately $2,200,000 of Capstar Broadcasting's debt and preferred stock remained outstanding after the Capstar Merger, as discussed in Note 4.

  (b) Outdoor Activity and Sale of Outdoor Advertising Business to Lamar

     On September 15, 1999, the Company completed the sale to Lamar Advertising Company ("Lamar") of all of the outstanding common stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, indirect wholly-owned subsidiaries of the Company, which together held all of the Company's assets used in its outdoor advertising business. The Company received cash proceeds of $700,000, subject to a net working capital adjustment, and 26,227,273 shares of class A common stock, par value $.01 per share, of Lamar ("Lamar Common Stock"). During the three months ended September 30, 1999, the Company recognized a pre-tax gain of $209,970 related to the sale.

     The Company owns approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting shares of Lamar, based upon the number of shares of Lamar common stock outstanding as of September 30, 1999. Lamar, the Company and the controlling stockholder of Lamar entered into a stockholders agreement under which (1) the Company designated Thomas O. Hicks and James E. de Castro as its representatives on the Lamar board of directors, increasing the size of Lamar's board to ten members, (2) the Company agreed not to sell any of the Lamar Common Stock for a period of 12 months from the closing date, which ends on September 15, 2000 and (3) Lamar agreed, subject to certain exceptions, not to take any action without the prior written consent of the Company that would result in a change of control of Lamar or the acquisition or disposition of assets worth in excess of $500,000. Due to the Company's ability to exercise significant influence over the operating and financial policies of Lamar, the Company is accounting for its investment in Lamar using the equity method. Lamar and the Company entered into a registration rights agreement which gives the Company the right to require Lamar to register the sale of the Lamar Common Stock under applicable securities laws in some circumstances.

     At September 30, 1999, the market value of the Company's common stock of Lamar, based on the closing sale price of unrestricted class A common stock of Lamar as reported by The Nasdaq Stock Market, was $1,298,250, and the investment was carried at $1,109,671. The excess of the Company's carrying value over the underlying equity in net assets is being amortized over 15 years. The Company's share of undistributed losses of Lamar totaled $219 at September 30, 1999.

     During 1999, prior to the sale of the Company's outdoor advertising business, the Company acquired approximately 4,800 billboards and outdoor displays in various transactions for approximately $51,000 in cash, including certain working capital and direct acquisition costs. On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25,600 in cash. These assets were accounted for as assets held for sale and no gain or loss was recognized by the

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company upon consummation of the sale. The excess of the carrying amount over the proceeds was accounted for as an adjustment to the original purchase price of the billboards and outdoor displays.

  (c) Other Completed Transactions

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

     On September 1, 1999, the Company acquired WTPA-FM and WNCE-FM in Harrisburg, Pennsylvania from Quaker State Broadcasting Corporation for approximately $15,443 in cash. Additionally, the Company acquired KRYL-FM (now known as KASZ-FM) in Killeen, Texas and KMXJ-FM in Ft. Smith, Arkansas and disposed of KKTK-AM in Waco, Texas for a net cost of approximately $595 in cash.

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

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the net assets acquired in the nine-month period ended September 30, 1999 follows:

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
Cash and cash equivalents...................................   $    20,845
Accounts receivable, net....................................       132,768
Other current assets........................................        13,702
Property and equipment......................................       308,428
Intangible assets...........................................     6,363,754
Other assets................................................        42,426
Accounts payable and accrued expenses.......................       (88,426)
Deferred tax liabilities....................................    (1,386,381)
Other.......................................................         6,575
                                                               -----------
          Total net assets acquired.........................     5,413,691
Less:
  Cash and cash equivalents acquired........................        20,845
  Common stock issued.......................................     2,399,018
  Long-term debt............................................     2,081,091
  Redeemable preferred stock................................       312,836
  Stock options and warrants................................       103,180
  Other liabilities assumed.................................           725
  Notes payable.............................................           250
                                                               -----------
Cash paid for acquisitions..................................   $   495,746
                                                               ===========

     The unaudited pro forma condensed consolidated results of operations data for the nine months ended September 30, 1998 and 1999, as if the acquisitions and dispositions through September 30, 1999 occurred at January 1, 1998, follow:

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1998            1999
                                                             -------------   -------------
Net revenues...............................................   $1,384,171      $1,546,115
Loss before extraordinary item.............................     (335,425)       (251,600)
Net loss...................................................     (382,514)       (251,600)
Basic and diluted loss per common share -- before
  extraordinary item.......................................        (1.87)          (1.34)
Basic and diluted loss per common share....................        (2.11)          (1.34)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On August 30, 1999, the Company contributed $37,500 and certain rights to the Company's Internet web sites for an approximate 92% interest in AMFM Interactive Inc. AMFM Interactive Inc. was organized to develop the Company's Internet web sites and stream online broadcasts of the Company's on-air programming and other media.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) Pending Transactions

     On August 6, 1999, the Company entered into an agreement to sell Capstar Broadcasting's radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $4,000 payable in cash. Although there can be no assurance, the Company expects to complete the sale of these stations in the fourth quarter of 1999.

     On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including Chancellor Media Corporation of Los Angeles ("CMCLA", an indirect subsidiary of the Company) stations WEDR-FM in Miami and WFOX-FM in Atlanta, and Capstar Broadcasting stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Broadcasting station, WYBC-FM in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the Cox exchange will be consummated in the first quarter of 2000.

     On September 14, 1999, the Company entered into an agreement to acquire radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5,150 payable in cash. KQOD-FM will become part of Capstar Broadcasting's station portfolio. The Company began programming KQOD-FM under a local marketing agreement on September 20, 1999. Although there can be no assurance, the Company expects to complete the acquisition in the fourth quarter of 1999.

     On September 22, 1999, the Company entered into an agreement to sell the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. ("Spanish Broadcasting") for $90,000 payable in cash. The Company owns and operates eight radio stations in Puerto Rico. Pending completion of the sale, Spanish Broadcasting will program these eight stations under a time brokerage agreement. Although there can be no assurance, the Company expects to complete the sale of these subsidiaries in the fourth quarter of 1999.

4. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

     Long-term debt consists of the following at December 31, 1998 and September 30, 1999:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
CMCLA's Senior Credit Facility..............................   $1,596,000     $1,282,500
8% Senior Notes.............................................      750,000        750,000
9 3/8% Notes................................................      200,000        200,000
8 3/4% Notes................................................      200,000        200,000
10 1/2% Notes...............................................      100,000        100,000
8 1/8% Notes................................................      500,000        500,000
9% Notes....................................................      750,000        750,000
Capstar Broadcasting's Credit Facility......................           --      1,230,250
12 3/4% Capstar Partners Notes..............................           --        239,406
9 1/4% Capstar Radio Notes..................................           --        129,474
10 3/4% Capstar Communications Notes........................           --        318,199
11 3/8% Capstar Communications Notes........................           --            466
                                                               ----------     ----------
                                                                4,096,000      5,700,295
Less current portion........................................           --        (54,625)
                                                               ----------     ----------
                                                               $4,096,000     $5,645,670
                                                               ==========     ==========

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's long-term debt balance at September 30, 1999 includes Capstar Broadcasting debt that remained outstanding subsequent to the Capstar Merger. In addition, the Company's financial statements at September 30, 1999 include the 12% Capstar Broadcasting Partners, Inc. ("Capstar Partners," an indirect subsidiary of the Company) Senior Exchangeable Preferred Stock and the 12 5/8% Capstar Communications, Inc. ("Capstar Communications," an indirect subsidiary of the Company) Series E Cumulative Exchangeable Preferred Stock. A description of the long-term debt and redeemable preferred stock additions is included below.

     Capstar Broadcasting's Credit Facility. Capstar Broadcasting is a party to a credit facility under which Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio"), an indirect subsidiary of the Company, is the borrower. Capstar Broadcasting's credit facility consists of a $500,000 revolving loan, a $450,000 A Term Loan and a $400,000 B Term Loan. Pursuant to Capstar Broadcasting's credit facility and subject to bank availabilities and approvals, Capstar Broadcasting may request additional term loans and revolving credit loans in an aggregate amount up to $550,000. The interest rate under Capstar Broadcasting's credit facility is a floating rate. As of September 30, 1999, Capstar Broadcasting had borrowings of $1,230,250 outstanding under its credit facility, of which $54,625 is current. The outstanding balance includes $396,500 in revolving loans, $438,750 under the A Term Loan and $395,000 under the B Term Loan, with a weighted average effective interest rate of 7.48% per annum. As of September 30, 1999, the remaining required scheduled annual principal payments on the A Term Loan, payable quarterly, were $11,250 in 1999, $56,250 in 2000, $67,500 in 2001, $78,750 in 2002, $90,000 in 2003 and $135,000 in 2004. As of
September 30, 1999, the remaining required scheduled annual principal payments on the B Term Loan, payable quarterly, were $1,000 in 1999, $4,000 in years 2000 through 2002, $92,000 in 2003, $190,000 in 2004 and $100,000 in 2005. In April
1999, Capstar Broadcasting's credit facility was amended to, among other things, permit the Capstar Merger; increase the leverage ratio required to be maintained by Capstar Radio during the period from April 1, 1999 through September 30, 2000; increase the pricing of Capstar Broadcasting's credit facility beginning January 1, 2000; and permit Capstar Broadcasting's April 30, 1999 acquisition of Triathlon Broadcasting Company.

     Capstar Broadcasting's credit facility is collateralized by granting a first priority perfected pledge of Capstar Radio's assets, including the capital stock of its subsidiaries, excluding the assets of Capstar Communications. Capstar Partners, Capstar Broadcasting and all of the direct and indirect subsidiaries of Capstar Partners (other than Capstar Communications) have guaranteed Capstar Broadcasting's credit facility and have collateralized their guarantees by granting a first priority perfected pledge of substantially all of their assets.

     12 3/4% Capstar Partners Notes. In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 which are carried at a discount from their aggregate principal amount at maturity of $273,350. The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of September 30, 1999, the carrying value was $239,406. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17,426 semi-annually on February 1 and August 1 of each year until maturity.

     The 12 3/4% Capstar Partners Senior Discount Notes due 2009 may be redeemed at any time on or after February 1, 2002, in whole or in part, at the option of Capstar Partners at prices ranging from 106.375% at February 1, 2002 and declining to 100% on February 1, 2007 (expressed as a percentage of the accreted value on the redemption date), plus in each case accrued and unpaid interest. In addition, prior to February 1, 2001, Capstar Partners may, at its option, redeem up to 25% of the principal amount at maturity of its 12 3/4% Senior Discount Notes due 2009 at a redemption price of 112.75% of the accreted value, out of the proceeds of one or more public equity offering or major asset sales. Upon the occurrence of a change in control (as defined in the indenture of the 12 3/4% Capstar Partners Senior Discount Notes due 2009), the holders of the
12 3/4% Capstar Partners Senior Discount Notes due 2009 have the right to require Capstar Partners to purchase all or a

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

portion of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 at a purchase price equal to (i) 101% of the accreted value if the change in control occurs before February 1, 2002 or (ii) 101% of the principal amount at maturity, plus accrued and unpaid interest, if the change in control occurs after February 1, 2002. The indenture of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 contains limitations on incurrence of additional indebtedness, issuance of preferred stock of subsidiaries and restricted payments, as well as other restrictive covenants.

     9 1/4% Capstar Radio Notes. In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007 with a principal amount outstanding at September 30, 1999 of $125,775. Capstar Radio pays interest of approximately $5,817 on its 9 1/4% Senior Subordinated Notes due 2007 semi-annually on January 1 and July 1 of each year.

     Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007 may be redeemed at any time on or after July 1, 2002, in whole or in part, at the option of Capstar Radio at prices ranging from 104.625% at July 1, 2002 and declining to 100% on or after July 1, 2005, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2001, Capstar Radio may redeem up to 25% of the original aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 at a redemption price of 109.25% plus accrued and unpaid interest with net proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change of control (as defined in the indenture of the 9 1/4% Capstar Radio Senior Subordinated Notes due 2007), the holders of the 9 1/4% Capstar Radio Senior Subordinated Notes due 2007 have the right to require Capstar Radio to purchase all or a portion of its 9 1/4% Senior Subordinated Notes due 2007 at a price equal to 101% plus accrued and unpaid interest. The indenture of the 9 1/4% Capstar Radio Senior Subordinated Notes due 2007 contains limitations on incurrence of additional indebtedness, issuance of preferred stock of subsidiaries and restricted payments, as well as other restrictive covenants.

     10 3/4% Capstar Communications Notes and 11 3/8% Capstar Communications Notes. Capstar Communications has outstanding its 10 3/4% Senior Subordinated Notes due 2006 and its 11 3/8% Senior Subordinated Notes due 2000. Capstar Communications pays interest of approximately $15,792 on its 10 3/4% Senior Subordinated Notes due 2006 semi-annually on May 15 and November 15 of each year and pays interest of approximately $27 on its 11 3/8% Senior Subordinated Notes due 2000 semi-annually on April 1 and October 1 of each year. As of September 30, 1999, the outstanding principal balances were $293,816 and $466 on the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the
11 3/8% Capstar Communications Senior Subordinated Notes due 2000, respectively. On November 12, 1999, Capstar Communications completed a cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. Approximately $293,641 in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $327,750 plus accrued interest of $15,169. The repurchase was funded with borrowings under the senior credit facility of CMCLA.

     Capstar Communications' 10 3/4% Senior Subordinated Notes due 2006 and its 11 3/8% Senior Subordinated Notes due 2000 are fully, unconditionally, jointly and severally guaranteed by every direct and indirect wholly-owned subsidiary of Capstar Communications. Capstar Communications is a holding company with no assets, liabilities or operations other than its investment in its subsidiaries.

     12% Capstar Partners Preferred Stock. In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock. Capstar Partners is required to pay dividends on its 12% Senior Exchangeable Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends may be paid, at Capstar Partners' option, either in cash or in additional shares of 12% Capstar Partners Senior Exchangeable Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares. However, Capstar Partners intends to pay all future dividends in cash beginning January 1, 2000. As of September 30, 1999, 1,254,618 shares of the 12% Capstar Partners

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Senior Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends.

     The 12% Capstar Partners Senior Exchangeable Preferred Stock is redeemable at Capstar Partners' option, in whole or in part at any time on or after July 1, 2002, at prices ranging from 106% at July 1, 2002 and declining to 100% after July 1, 2007, plus, without duplication, accumulated and unpaid dividends to the date of redemption. In addition, subject to certain exceptions, prior to July 1, 2001, Capstar Partners may, at its option, redeem up to 25% of its 12% Senior Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity or Major Asset Sales (both as defined in the certificate of designation governing the 12% Capstar Partners Senior Exchangeable Preferred Stock), at the redemption prices set forth in the certificate of designation, plus, without duplication, accumulated and unpaid dividends to the redemption date. The 12% Capstar Partners Senior Exchangeable Preferred Stock is subject to mandatory redemption in whole on July 1, 2009 at a price equal to 100% of the liquidation preference thereof, plus all accrued and unpaid dividends.

     Capstar Partners may, at its option, subject to certain conditions, on any scheduled dividend payment date, exchange its 12% Senior Exchangeable Preferred Stock, in whole but not in part, for 12% Capstar Partners Exchange Debentures. Holders of the 12% Capstar Partners Senior Exchangeable Preferred Stock will be entitled to receive $1.00 principal amount of 12% Capstar Partners Exchange Debentures for each $1.00 in liquidation preference of 12% Capstar Partners Senior Exchangeable Preferred Stock.

     12 5/8% Capstar Communications Series E Preferred Stock. Capstar Communications has outstanding its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Capstar Communications is required to pay dividends on its 12 5/8% Series E Cumulative Exchangeable Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend in additional shares. However, Capstar Communications intends to pay all future dividends in cash. As of September 30, 1999, 1,430,989 shares of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends. On October 12, 1999, Capstar Communications commenced a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. If at least a majority of the holders consent to the proposed modifications, then consenting holders of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock will be entitled to receive consent payments of $0.25 per share of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock. If the requisite consents are obtained and certain other conditions are satisfied, Capstar Communications intends to exchange the outstanding shares of 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures in November 1999.

  Change in Legal Structure and Refinancing

     Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, the Company intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and CMCLA, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Capstar

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Communications Senior Subordinated Debentures due 2006 described above. The Reorganization is expected to be completed during the fourth quarter of 1999.

     Also as part of the Reorganization, the Company intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. The Company expects that Capstar Communications' senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of the Company and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate or the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine"), a direct subsidiary of the Company, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of the Company and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

5. PREFERRED STOCK CONVERSION

     On August 6, 1999, the Company gave notice to the holders of its $3.00 Convertible Exchangeable Preferred Stock of the Company's election to redeem all of the outstanding shares of its $3.00 Convertible Exchangeable Preferred Stock at a per share redemption price of $52.40, plus accrued and unpaid dividends. Each holder had the right to convert each share of $3.00 Convertible Exchangeable Preferred Stock held by it into two shares of common stock of the Company in lieu of being redeemed. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of the Company's common stock, and the Company redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5 in the aggregate.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. MERGER AND NON-RECURRING COSTS

     During the first quarter of 1999, the Company recorded a charge of $28,979 for merger and non-recurring costs, of which approximately $1,493 is accrued as of September 30, 1999, which consisted of the following:

Write-off of LIN Merger and Petry transaction costs(a)......   $16,783
Executive severance costs(b)................................    12,196
                                                               -------
          Total.............................................   $28,979
                                                               =======

---------------

(a) On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation, a Delaware corporation ("LIN"), to acquire LIN by merger. On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation ("Petry"), a leading independent television representation firm, for approximately $127,000. Effective March 15, 1999, the Company and LIN agreed to terminate the LIN merger agreement. The Company subsequently assigned to LIN its contract to acquire Petry. The Company recorded a charge of $16,783 to write off transaction costs incurred in connection with the LIN merger agreement and Petry transaction.

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

     During the third quarter of 1999, the Company recorded a charge of $30,977 for merger and non-recurring costs which consisted of the following:

Personnel changes, format changes and other non-recurring
costs incurred in connection with the implementation of the
Company's clustering strategy(a)............................   $ 6,027
Personnel changes and contractual obligations in exiting
  certain non-core business ventures(b).....................    23,555
Other(c)....................................................     1,395
                                                               -------
          Total.............................................   $30,977
                                                               =======

---------------

(a) The Company has announced its new clustering strategy whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. Of the total costs incurred, $5,694 related to personnel costs. At September 30, 1999, $2,269 of those costs were accrued and are expected to be paid during the fourth quarter of 1999.

(b) Previously, the Company has announced that it would sharpen its focus on domestic radio and new media operations. As a result, management decided to discontinue Katz Media's international operations and streamline its television representation business, sell its outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign to LIN its contract to acquire Petry. Of the $23,555 incurred, $3,814 related to personnel costs and the remainder related to the termination of contractual obligations, such as leases, and legal and advisory fees. At September 30, 1999, $3,312 of the total costs are accrued and are expected to be paid during the fourth quarter of 1999.

(c) During the third quarter of 1999, developmental costs of $1,395 were incurred related to Galaxy and Star Performance, the Company's proprietary traffic system and sales training program.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. CONTINGENCIES

     On August 29, 1997, two lawsuits were commenced against Capstar Communications (formerly SFX Broadcasting, Inc.) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of Capstar Communications to the holders of the class A common stock of Capstar Communications was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the acquisition of Capstar Communications by Capstar Broadcasting or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, Capstar Communications agreed not to seek an amendment to the Capstar Communications merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of Capstar Communications in the Capstar Communications acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. The settlement also provides for Capstar Communications to pay plaintiff's counsel an aggregate of $950, including all fees and expenses as approved by the court. The settlement is conditioned on court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement document soon to the court for its approval. There can be no assurance that the court will approve the settlement.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings, which allegedly holds 415,900 warrants, alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings, after payment of an $11.50 purchase price, to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In March 1999, the Chancery Court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant in addition to the $22.3725 in cash, after Noddings' payment of the $11.50 purchase price. Capstar Communications appealed to the Supreme Court of the State of Delaware. In September 1999, the Supreme Court affirmed the Chancery Court's decision.

     On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$150. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of the Company and are similarly situated. The defendants named in the case are the Company, Hicks, Muse, Tate & Furst Incorporated Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

8. SEGMENT DATA

     During the nine months ended September 30, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Information about each of the operating segments follows:

  (a) AMFM Radio Group -- radio broadcasting

     The AMFM Radio Group portfolio consisted of 455 radio stations (328 FM and 127 AM) at September 30, 1999, including eleven stations operated under time brokerage or joint sales agreements. The AMFM Radio Group also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States, and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

  (b) AMFM New Media Group -- media representation and Internet

     The AMFM New Media Group includes Katz Media, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries primarily throughout the United States and for the Company's portfolio of stations. The Company's Internet initiative focuses on developing the Company's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media concerns.

  (c) Chancellor Outdoor Group -- outdoor advertising

     The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar, as discussed in Note 3(b). The Chancellor Outdoor Group segment data includes the results of operations of the outdoor advertising business through September 15, 1999.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Separate financial data for each of the Company's operating segments is provided below.

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1998            1999            1998            1999
                                                -------------   -------------   -------------   -------------
AMFM Radio Group -- radio broadcasting:
  Net revenues................................    $287,704        $516,232        $778,901       $1,115,880
  Operating expenses, excluding depreciation
     and amortization.........................     140,682         252,822         420,745          573,241
  Depreciation and amortization...............      98,476         185,167         271,265          391,269
  Operating income............................      46,799          70,455          81,651          136,209
  Capital expenditures........................          NA              NA          10,754           19,104
AMFM New Media Group -- media representation
  and Internet:
  Net revenues................................      46,764          52,999         122,127          141,535
  Operating expenses, excluding depreciation
     and amortization.........................      32,994          36,750          81,086          100,001
  Depreciation and amortization...............       7,155          15,914          22,727           31,382
  Operating income (loss).....................       5,076          (5,469)         13,427            1,322
  Capital expenditures........................          NA              NA           8,616            5,262
Chancellor Outdoor Group -- outdoor
  advertising:
  Net revenues................................      15,086          45,737          15,086          156,627
  Operating expenses, excluding depreciation
     and amortization.........................       7,111          25,822           7,111           84,583
  Depreciation and amortization...............      11,022          30,536          11,022           94,062
  Operating loss..............................      (3,504)        (13,731)         (3,504)         (31,007)
  Capital expenditures........................          NA              NA              --           22,716

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation, merger and non-recurring costs, and corporate capital expenditures were not allocated to operating segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1998            1999            1998            1999
                                         -------------   -------------   -------------   -------------
Intersegment net revenues...............    $5,725          $22,531         $17,018         $37,194
Intersegment operating expenses,
  excluding depreciation and
  amortization..........................     5,725           11,902          17,018          26,565
Unallocated depreciation and
  amortization..........................     3,995            5,225          10,758          13,012
Unallocated corporate general and
  administrative expenses...............     6,366            7,589          14,604          21,923
Unallocated non-cash compensation.......        --            6,148              --           6,148
Unallocated merger and non-recurring
  costs.................................        --           20,177          59,475          49,156
Unallocated corporate capital
  expenditures..........................        NA               NA           2,314           6,208

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total identifiable assets of the Company's operating segments at September 30, 1999 were $11,081,480 and $638,772 for the AMFM Radio Group and the AMFM New Media Group, respectively. Unallocated corporate identifiable assets at September 30, 1999 were $1,326,558.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AMFM Inc. together with its subsidiaries, ("AMFM") is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, AMFM owns an approximate 30% equity interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States. As of November 1, 1999, the AMFM Radio Group owned and operated, programmed or sold air time for 456 radio stations (328 FM and 128 AM) in 102 markets in the continental United States and in Puerto Rico, including 12 radio stations programmed under time brokerage ("LMA") or joint sales agreements. The AMFM Radio Group also includes a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from AMFM's portfolio of stations) and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries primarily throughout the United States and for AMFM's portfolio of stations.

     See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on AMFM's operating segments as of September 30, 1999.

     AMFM's results of operations for the three months and nine months ended September 30, 1999 are not comparable to the results of operations for the three months and nine months ended September 30, 1998 due to the impact of AMFM's various acquisitions and dispositions. AMFM completed the following transactions from October 1, 1998 through September 30, 1999:

     - the July 13, 1999 merger with Capstar Broadcasting Corporation ("Capstar Broadcasting") described below, which at consummation of the merger operated 338 radio stations (239 FM and 99 AM);

     - the net acquisition of approximately 28,000 outdoor advertising billboards and display faces for approximately $1.1 billion in cash and the subsequent sale of AMFM's entire outdoor advertising business to Lamar on September 15, 1999;

     - the acquisition of 20 radio stations (17 FM and three AM) for approximately $465.3 million in cash;

     - the disposition of two AM radio stations for approximately $21.5 million in cash; and

     - the acquisition of music production libraries for approximately $8.5 million in cash.

     Seasonal revenue fluctuations are common in the radio broadcasting and outdoor advertising industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lower in the first and third calendar quarters and higher in the second and fourth calendar quarters of each year. AMFM's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made.

RECENT EVENTS

     On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

     On September 15, 1999, AMFM completed the sale to Lamar of all of the outstanding common stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, indirect wholly-owned subsidiaries of AMFM, which together held all of AMFM's assets used in its outdoor advertising business. AMFM received cash proceeds of $700.0 million, subject to a net working capital adjustment, and 26,227,273 shares of class A common stock, par value $.01 per share, of Lamar. AMFM recognized a pre-tax gain of approximately $210.0 million related to the sale. AMFM owns approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting shares of Lamar, based upon the number of shares of Lamar common stock outstanding as of September 30, 1999.

     On July 13, 1999, AMFM acquired Capstar Broadcasting through the merger (the "Capstar Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. As a result of the Capstar Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM's common stock, or approximately 53.6 million shares of AMFM's common stock in the aggregate. AMFM added 338 radio stations (239 FM and 99 AM) to its portfolio and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM's common stock. Approximately $2.2 billion of Capstar Broadcasting's debt and preferred stock remained outstanding after the Capstar Merger.

     Capstar Broadcasting recorded net revenues of $161.9 million and $22.8 million and operating income (loss) of $44.8 million and $(50.5) million for the three months ended September 30, 1998 and the period July 1 through July 13, 1999, respectively, and net revenues of $337.9 million and $347.3 million and operating income (loss) of $41.3 million and $(24.0) million for the nine months ended September 30, 1998 and the period January 1 through July 13, 1999, respectively.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

     Net revenues for the three months ended September 30, 1999 increased 72.3% to $592.4 million compared to $343.8 million for the third quarter of 1998. Operating expenses excluding depreciation and amortization for the three months ended September 30, 1999 increased 73.4% to $303.5 million compared to $175.1 million for the three months ended September 30, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere in this Form 10-Q and overall net operational improvements.

     Depreciation and amortization for the three months ended September 30, 1999 increased 96.3% to $236.8 million compared to $120.6 million for the third quarter of 1998. The increase is due to the impact of the acquisitions completed during 1998 and through September 30, 1999.

     Corporate general and administrative expenses for the three months ended September 30, 1999 increased 33.5% to $13.5 million compared to $10.1 million for the third quarter of 1998. The increase is due to the growth of AMFM, and the related increase in properties and staff, primarily due to recent acquisitions.

     The non-cash compensation expense of $6.1 million for the three months ended September 30, 1999 related to stock options granted to employees.

     The merger and non-recurring costs of $31.0 million for the third quarter of 1999 consist of (i) the costs to terminate employees and close certain facilities in connection with the Capstar Merger and the implementation of AMFM's clustering strategy and (ii) the costs associated with AMFM's decision to focus primarily on domestic radio and new media operations including: costs to discontinue Katz's international division and integrate its Seltel TV Division into its operations, personnel costs related to the sale of AMFM's outdoor advertising business, legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures, and developmental costs associated with Galaxy and Star Performance,

AMFM's proprietary traffic system and sales training program. The majority of these costs have been paid as of September 30, 1999. Remaining amounts will be paid in the fourth quarter of 1999 and early in 2000.

     As a result of the above factors, AMFM realized operating income of $1.5 million for the three months ended September 30, 1999 compared to operating income of $38.0 million for the third quarter of 1998.

     Net interest expense for the three months ended September 30, 1999 increased 155.2% to $124.1 million compared to $48.6 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under the senior credit facility of Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect subsidiary of AMFM, required to finance the various acquisitions discussed elsewhere in this Form 10-Q; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; (iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998; and (iv) additional debt recorded in connection with the Capstar Merger on July 13, 1999.

     The gain on disposition of assets of $209.0 million for the three months ended September 30, 1999 related primarily to the gain of $210.0 million recognized upon the sale of AMFM's outdoor advertising business to Lamar on September 15, 1999.

     AMFM recorded a gain on disposition of representation contracts of $9.4 million for the three months ended September 30, 1999 and $18.5 million for the third quarter of 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     Income tax expense for the three months ended September 30, 1999 increased to $36.2 million compared with $0.7 million for the three months ended September 30, 1998. The increase was primarily due to higher pretax income for the three months ended September 30, 1999.

     Dividends on preferred stock of subsidiaries were $7.9 million for the three months ended September 30, 1999 and related to the 12% Senior Exchangeable Preferred Stock of Capstar Broadcasting Partners, Inc. ("Capstar Partners"), an indirect subsidiary of AMFM, and the 12 5/8% Series E Cumulative Exchangeable Preferred Stock of Capstar Communications, Inc. ("Capstar Communications"), an indirect subsidiary of AMFM. Dividends on preferred stock of subsidiaries of $0.9 million for the three months ended September 30, 1998 related to preferred stock of CMCLA which was exchanged for CMCLA's 12 1/4% Subordinated Exchange Debentures due 2008 in July 1998.

     During the third quarter of 1999, AMFM recorded equity in net loss of affiliates and minority interest of $1.9 million, which consisted of $2.4 million related to AMFM's investments accounted for using the equity method offset by $0.5 million related to the approximate 8% interest in AMFM Interactive Inc. owned by third parties.

     During the third quarter of 1998, AMFM recorded an extraordinary charge of $15.2 million, net of a tax benefit of $8.2 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offer for CMCLA's
12 1/4% Subordinated Exchange Debentures due 2008.

     Dividends on AMFM's preferred stock were $1.2 million for the three months ended September 30, 1999 and $6.4 million for the third quarter of 1998. Preferred stock consisted of (i) AMFM's $3.00 Convertible Exchangeable Preferred Stock issued in June 1997 and (ii) AMFM's 7% Convertible Preferred Stock issued in September 1997. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

     As a result of the above factors, AMFM recorded net income attributable to common stockholders of $48.6 million for the three months ended September 30, 1999 compared to a $15.4 million net loss attributable to common stockholders for the third quarter of 1998.

  Nine Months Ended September 30, 1999 Compared To Nine Months Ended September 30, 1998

     Net revenues for the nine months ended September 30, 1999 increased 53.1% to $1.4 billion compared to $899.1 million for the nine months ended September 30, 1998. Operating expenses excluding depreciation and amortization for the nine months ended September 30, 1999 increased 48.7% to $731.3 million compared to $491.9 million for the nine months ended September 30, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere in this Form 10-Q and overall net operational improvements, as evidenced by the increase in AMFM's direct operating margin from 45.3% for the nine months ended September 30, 1998 to 46.9% for the nine months ended September 30, 1999.

     Depreciation and amortization for the nine months ended September 30, 1999 increased 67.8% to $529.7 million compared to $315.8 million for the nine months ended September 30, 1998. The increase is due to the impact of the acquisitions completed during 1998 and through September 30, 1999.

     Corporate general and administrative expenses for the nine months ended September 30, 1999 increased 75.1% to $44.1 million compared to $25.2 million for the nine months ended September 30, 1998. The increase is due to the growth of AMFM, and the related increase in properties and staff, primarily due to recent acquisitions.

     The non-cash compensation expense of $6.1 million for the nine months ended September 30, 1999 related to stock options granted to employees.

     In the first quarter of 1999, AMFM recorded merger and non-recurring costs of $29.0 million related to the write-off of LIN Television Corporation and Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment. Additional merger and non-recurring costs of $31.0 million were recorded in the third quarter of 1999 which consist of (i) the costs to terminate employees and close certain facilities in connection with the Capstar Merger and the implementation of AMFM's clustering strategy and (ii) the costs associated with AMFM's decision to focus primarily on domestic radio and new media operations including: costs to discontinue Katz's international division and integrate its Seltel TV Division into its operations, personnel costs related to the sale of AMFM's outdoor advertising business, legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures, and developmental costs associated with Galaxy and Star Performance, AMFM's proprietary traffic system and sales training program. The majority of the costs incurred through September 30, 1999 have been paid. Remaining amounts will be paid in the fourth quarter of 1999 and early in 2000. The merger and non-recurring costs of $59.5 million for the nine months ended September 30, 1998 represent a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer in April 1998.

     As a result of the above factors, AMFM realized operating income of $5.7 million for the nine months ended September 30, 1999 compared to operating income of $6.7 million for the nine months ended September 30, 1998.

     Net interest expense for the nine months ended September 30, 1999 increased 118.3% to $296.2 million compared to $135.7 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under CMCLA's senior credit facility required to finance the various acquisitions discussed elsewhere in this Form 10-Q; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; (iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998; and (iv) additional debt recorded in connection with the Capstar Merger on July 13, 1999.

     The gain on disposition of assets of $221.4 million for the nine months ended September 30, 1999 related primarily to a gain of $210.0 million recognized upon the sale of AMFM's outdoor advertising business to Lamar on September 15, 1999 and a gain of $14.5 million upon the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999. AMFM recorded a gain on disposition of assets of $123.8 million for the nine months ended September 30, 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington, D.C. and

KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

     AMFM recorded a gain on disposition of representation contracts of $18.3 million for the nine months ended September 30, 1999 and $29.8 million for the nine months ended September 30, 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     Income tax expense for the nine months ended September 30, 1999 decreased to $8.8 million compared with $32.5 million for the nine months ended September 30, 1998. The decrease in expense was primarily due to an increase in the pretax loss for the nine months ended September 30, 1999.

     Dividends on preferred stock of subsidiaries were $7.9 million for the nine months ended September 30, 1999 and related to the Capstar Partners 12% Senior Exchangeable Preferred Stock and the Capstar Communications 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Dividends on preferred stock of subsidiaries of $17.6 million for the nine months ended September 30, 1998 related to preferred stock of CMCLA which was exchanged for CMCLA's 12% Subordinated Exchange Debentures due 2009 and CMCLA's 12 1/4% Subordinated Exchange Debentures due 2008 in May and July 1998.

     During the nine months ended September 30, 1999, AMFM recorded equity in net loss of affiliates and minority interest of $2.1 million, which consisted of $2.6 million related to AMFM's investments accounted for using the equity method offset by $0.5 million related to the approximate 8% interest in AMFM Interactive Inc. owned by third parties.

     During the nine months ended September 30, 1998, AMFM recorded an extraordinary charge of $47.1 million, net of a tax benefit of $25.4 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offers for CMCLA's 12% Subordinated Exchange Debentures due 2009 and
12 1/4% Subordinated Exchange Debentures due 2008.

     Dividends on AMFM's preferred stock were $14.0 million for the nine months ended September 30, 1999 and $19.3 million for the nine months ended September 30, 1998. Preferred stock consisted of (i) AMFM's $3.00 Convertible Exchangeable Preferred Stock issued in June 1997 and (ii) AMFM's 7% Convertible Preferred Stock issued in September 1997. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

     As a result of the above factors, AMFM incurred a net loss attributable to common stockholders of $83.8 million for the nine months ended September 30, 1999 compared to a net loss attributable to common stockholders of $88.3 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     AMFM historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and AMFM anticipates that this will continue to be the case. Operating activities provided net cash of $146.5 million and $234.4 million for the nine months ended September 30, 1998 and 1999, respectively. AMFM has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of AMFM's acquisition strategy.

     AMFM is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, its sole source of cash from which to service indebtedness and pay preferred stock dividends is through dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing AMFM's indebtedness contain certain covenants that restrict or, in some cases, prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on AMFM's ability to meet its cash obligations.

  Outstanding Debt and Preferred Stock in Connection with the July 13, 1999 Capstar Merger

     The Capstar Merger resulted in a change of control with respect to the outstanding indebtedness (other than Capstar Broadcasting's credit facility) and preferred stock of Capstar Broadcasting and its subsidiaries, and each of Capstar Partners, Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio," an indirect subsidiary of AMFM) and Capstar Communications (collectively, the "Capstar Subsidiaries"), as applicable, offered to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount, accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable. The Capstar Subsidiaries made offers to purchase the outstanding notes and preferred stock and closed the acquisition of accepted tenders in August and September 1999. The Capstar Subsidiaries paid for the change of control offers out of cash from operating activities and Capstar Broadcasting's credit facility. The Capstar Subsidiaries repurchased the following notes and preferred stock upon completion of the change of control offers:

     - $3.7 million, or 1.3%, of the aggregate outstanding principal amount of the 12 3/4% Capstar Partners Senior Discount Notes due 2009;

     - $66.0 million, or 33.0%, of the aggregate outstanding principal amount of the 9 1/4% Capstar Radio Senior Subordinated Notes due 2007;

     - $0.3 million, or 0.1%, of the aggregate outstanding principal amount of the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006;

     - $0.1 million, or 17.6%, of the aggregate outstanding principal amount of the 11 3/8% Capstar Communications Senior Subordinated Notes due 2000;

     - 13,381 shares, or 1.1%, of the outstanding shares of 12% Capstar Partners Senior Exchangeable Preferred Stock; and

     - 73 shares, or 0.005%, of the outstanding shares of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock.

     Remaining amounts outstanding of debt and preferred stock recorded in connection with the Capstar Merger are detailed below. Additional information regarding the significant terms of each issue is included in Note 4 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

     12 3/4% Capstar Partners Notes. In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 which are carried at a discount from their aggregate principal amount at maturity of $273.4 million. The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of October 31, 1999, the carrying value was approximately $241.5 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.4 million semi-annually on February 1 and August 1 of each year until maturity.

     9 1/4% Capstar Radio Notes. In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007. In addition to the change of control repurchase noted above, Capstar Radio redeemed $5.0 million and $3.2 million on September 17, 1999 and September 24, 1999, resulting in a principal amount outstanding as of October 31, 1999 of $125.8 million. Capstar Radio pays interest of approximately $5.8 million on its 9 1/4% Senior Subordinated Notes due 2007 semi-annually on January 1 and July 1 of each year.

     10 3/4% Capstar Communications Notes and 11 3/8% Capstar Communications Notes. Capstar Communications has outstanding its 10 3/4% Senior Subordinated Notes due 2006 and its 11 3/8% Senior Subordinated Notes due 2000. Capstar Communications pays interest of approximately $15.8 million on its 10 3/4% Senior Subordinated Notes due 2006 semi-annually on May 15 and November 15 of each year and pays interest of approximately $27,000 on its 11 3/8% Senior Subordinated Notes due 2000 semi-annually on April 1 and October 1 of each year. As of October 31, 1999, the outstanding principal balances were approximately $293.8 million and $0.5 million on the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the 11 3/8% Capstar Communications Senior Subordinated Notes due 2000, respectively. On November 12, 1999, Capstar Communications completed a cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. Approximately $293.6 million in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $327.8 million plus accrued interest of $15.2 million. The repurchase was funded with borrowings under CMCLA's senior credit facility.

     12% Capstar Partners Preferred Stock. In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock. Capstar Partners is required to pay dividends on its 12% Senior Exchangeable Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends may be paid, at Capstar Partners' option, either in cash or in additional shares of 12% Capstar Partners Senior Exchangeable Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares. However, Capstar Partners intends to pay all future dividends in cash beginning January 1, 2000. As of October 31, 1999, 1,254,618 shares of the 12% Capstar Partners Senior Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends.

     12 5/8% Capstar Communications Series E Preferred Stock. Capstar Communications has outstanding its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Capstar Communications is required to pay dividends on its 12 5/8% Series E Cumulative Exchangeable Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend in additional shares. However, Capstar Communications intends to pay all future dividends in cash. As of October 31, 1999, 1,430,989 shares of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends. On October 12, 1999, Capstar Communications commenced a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. If at least a majority of the holders consent to the proposed modifications, then consenting holders of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock will be entitled to receive consent payments of $0.25 per share of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock. If the requisite consents are obtained and certain other conditions are satisfied, Capstar Communications intends to exchange the outstanding shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006 in November 1999.

     Capstar Broadcasting's Credit Facility. Capstar Broadcasting is a party to a credit facility under which Capstar Radio is the borrower. Capstar Broadcasting's credit facility consists of a $500.0 million revolving loan, a $450.0 million A Term Loan and a $400.0 million B Term Loan. Pursuant to Capstar Broadcasting's credit facility and subject to bank availabilities and approvals, Capstar Broadcasting may request additional term loans and revolving credit loans in an aggregate amount up to $550.0 million. The interest rate under Capstar Broadcasting's credit facility is a floating rate. As of October 31, 1999, Capstar Broadcasting had borrowings of approximately $1.2 billion outstanding under its credit facility, of which $54.6 million is current. The outstanding balance includes $389.5 million in revolving loans, $438.8 million under the A Term Loan and $395.0 million under the B Term Loan, with a weighted average effective interest rate of 7.55% per annum. As of October 31, 1999, $109.8 million was available for borrowing, subject to financial covenants contained in Capstar Broadcasting's credit facility and the indentures that govern the indebtedness of its subsidiaries. As of September 30, 1999, the remaining required scheduled annual principal payments on the A Term Loan, payable quarterly, were $11.3 million in 1999, $56.3 million in 2000, $67.5 million in 2001, $78.8 million in 2002, $90.0 million in 2003 and $135.0 million in 2004. As of September 30, 1999, the remaining required scheduled annual principal payments on the B Term Loan, payable quarterly, were

$1.0 million in 1999, $4.0 million in years 2000 through 2002, $92.0 million in 2003, $190.0 million in 2004 and $100.0 million in 2005. In April 1999, Capstar Broadcasting's credit facility was amended to, among other things, permit the Capstar Merger; increase the leverage ratio required to be maintained by Capstar Radio during the period from April 1, 1999 through September 30, 2000; increase the pricing of Capstar Broadcasting's credit facility beginning January 1, 2000; and permit Capstar Broadcasting's April 30, 1999 acquisition of Triathlon Broadcasting Company.

  Other Outstanding Debt and Preferred Stock

     CMCLA's Senior Credit Facility. CMCLA's senior credit facility provides for aggregate commitments under a revolving loan facility and a term loan facility of $1.6 billion and $900.0 million, respectively. The term loan facility is payable in quarterly installments commencing on September 30, 2000 and ending June 30, 2005. The revolving loan facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. As of October 31, 1999, AMFM had drawn approximately $402.5 million of the revolving loan facility and $900.0 million of the term loan facility.

     8% CMCLA Senior Notes. The 8% CMCLA Senior Notes due 2008 are senior unsecured obligations of CMCLA and rank equal in right of payment to the obligations of CMCLA under CMCLA's senior credit facility and existing and all other indebtedness of CMCLA not expressly subordinated to the 8% CMCLA Senior Notes due 2008. However, because the 8% CMCLA Senior Notes due 2008 are unsecured, the 8% CMCLA Senior Notes due 2008 are effectively subordinated in right of payment to CMCLA's secured debt, including CMCLA's senior credit facility. The 8% CMCLA Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of October 31, 1999, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% CMCLA Senior Notes due 2008 are approximately $60.0 million per year.

     CMCLA Senior Subordinated Notes. The 9 3/8% CMCLA Senior Subordinated Notes due 2004, the 8 3/4% CMCLA Senior Subordinated Notes due 2007, the 10 1/2% CMCLA Senior Subordinated Notes due 2007, the 8 1/8% CMCLA Senior Subordinated Notes due 2007 and the 9% CMCLA Senior Subordinated Notes due 2008 (collectively, the "Subordinated Notes") are unsecured obligations of CMCLA. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of October 31, 1999, the total outstanding principal balance on the Subordinated Notes was approximately $1.8 billion. Interest payment requirements on the Subordinated Notes are approximately $154.9 million per year.

     CMCLA's senior credit facility and the indentures governing the 8% CMCLA Senior Notes due 2008 and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of October 31, 1999, AMFM remains in compliance with these covenants.

     7% Convertible Preferred Stock. As of October 31, 1999, AMFM had outstanding 2,200,000 shares of its 7% Convertible Preferred Stock with a liquidation preference of $50.00 per share plus accrued and unpaid dividends. Cash dividend requirements of AMFM on its 7% Convertible Preferred Stock are approximately $7.7 million per year. AMFM is obligated under the Clear Channel merger agreement to redeem or convert all of its outstanding 7% Convertible Preferred Stock prior to the consummation of the Clear Channel merger. During November 1999, AMFM plans to deliver notice to the holders of record on that date of its 7% Convertible Preferred Stock that AMFM will redeem the outstanding shares of its 7% Convertible Preferred Stock on January 19, 2000 for cash equal to $52.45 per share, plus accrued and unpaid dividends. Each holder has the right to convert each share of 7% Convertible Preferred Stock held by it into approximately 2.76 shares of AMFM common stock in lieu of being redeemed. AMFM expects the preferred stockholders to convert their shares into shares of AMFM common stock in lieu of being redeemed.

     $3.00 Convertible Exchangeable Preferred Stock. On August 6, 1999, AMFM gave notice to the holders of its $3.00 Convertible Exchangeable Preferred Stock of AMFM's election to redeem all of the outstanding shares of its $3.00 Convertible Exchangeable Preferred Stock at a per share redemption price of $52.40, plus accrued and unpaid dividends. Each holder had the right to convert each share of $3.00 Convertible Exchangeable Preferred Stock held by it into two shares of common stock of AMFM in lieu of being redeemed. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

  Change in Legal Structure and Refinancing

     Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and CMCLA, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Capstar Communications Senior Subordinated Debentures due 2006 described above. The Reorganization is expected to be completed during the fourth quarter of 1999.

     Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine"), a direct subsidiary of AMFM, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

  Pending Transactions

     On August 6, 1999, AMFM entered into an agreement to sell Capstar Broadcasting's radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $4.0 million payable in cash. Although there can be no assurance, AMFM expects to complete the sale of these stations in the fourth quarter of 1999.

     On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, and Capstar Broadcasting stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Broadcasting station, WYBC-FM in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the exchange will be consummated in the first quarter of 2000.

     On September 14, 1999, AMFM entered into an agreement to acquire radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5.2 million payable in cash. KQOD-FM will become part of Capstar Broadcasting's station portfolio. AMFM began programming KQOD-FM under a local marketing agreement on September 20, 1999. Although there can be no assurance, AMFM expects to complete the acquisition in the fourth quarter of 1999.

     On September 22, 1999, AMFM entered into an agreement to sell the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. for $90.0 million payable in cash. AMFM owns and operates eight radio stations in Puerto Rico. Pending completion of the sale, Spanish Broadcasting will program these eight stations under a time brokerage agreement. Although there can be no assurance, AMFM expects to complete the sale of these subsidiaries in the fourth quarter of 1999.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the Federal Communications Commission, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AMFM believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

     The principal liquidity requirements of AMFM and its subsidiaries (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. AMFM believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under its credit facilities, should be sufficient to permit AMFM to meet its obligations. As of October 31, 1999, AMFM had available borrowings of $1.3 billion under its credit facilities, subject to financial covenants contained in its credit facilities and the indentures that govern the indebtedness of its subsidiaries.

     In the future, AMFM may require additional financing, either in the form of additional debt or equity securities. AMFM evaluates potential acquisition opportunities on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations and other assets. AMFM expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

FORWARD-LOOKING STATEMENTS

     Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of AMFM are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of AMFM, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of AMFM; the restrictions imposed on AMFM and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; potential adverse effects of the Year 2000 issue; and the control of AMFM by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

     Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. AMFM undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on AMFM's consolidated financial statements.

YEAR 2000 ISSUE

     Background. The Year 2000 issue is whether AMFM's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     State of Readiness. AMFM has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, AMFM has developed and is in the process of implementing its Year 2000 compliance program. AMFM is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Year 2000 compliance.

     AMFM has identified its corporate financial reporting, radio broadcasting operations (including advertising scheduling and billing systems) and media representation systems as its mission critical systems to evaluate for Year 2000 compliance. AMFM has received Year 2000 compliance certificates from these application vendors indicating that they are Year 2000 compliant. AMFM is in the process of testing these systems to ensure their Year 2000 compliance. In addition, prior to the Capstar Merger, Capstar Broadcasting had identified StarSystem(TM), its digital automation systems, as one of its critical systems. The management of Capstar Broadcasting had determined that the software underlying StarSystem(TM) is Year 2000 compliant, but is dependent on the systems of the its telecommunications service providers, over which it has no control. AMFM has been assured by its vendors that its other digital automation systems are Year 2000 compliant. AMFM has tested substantially all of these systems to ensure their Year 2000 compliance.

     The list of AMFM's mission critical systems may be expanded upon completion of AMFM's inventory and assessment. As part of its acquisition and consolidation strategy, AMFM also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

     Third Party Relationships. In addition to identifying, assessing and remediating or replacing its mission critical systems, AMFM continues to assess its exposure from external sources to Year 2000. AMFM relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of AMFM. The ability of third parties with which AMFM does business to adequately address their Year 2000 issues is outside of AMFM's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on AMFM's business, financial condition, cash flows and results of operations. AMFM has sent questionnaires to many of its third party providers, and continues to do so, asking them to update AMFM on the status of their Year 2000 compliance. Until all questionnaires are returned and reviewed, AMFM will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If AMFM does not receive reasonable assurance regarding Year 2000 compliance from any provider of these services, AMFM will then develop contingency plans, to the extent possible, to address its exposure.

     Costs. Costs specifically associated with AMFM's Year 2000 efforts are currently expected to be approximately $4.3 million, of which approximately $3.0 million has been incurred to date. Additionally, through September 15, 1999, AMFM incurred costs of $0.6 million related to its outdoor advertising business, which was sold on September 15, 1999. These cost estimates are subject to change once AMFM has fully assessed its systems, including those acquired in the Capstar Merger, and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under AMFM's credit facilities.

     Risks. AMFM is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of AMFM's systems or the systems of third parties. Initially, AMFM believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Most of AMFM's stations and transmitter sites currently have on-site generators in the event of power outages. As part of AMFM's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. AMFM believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at most of its stations will resolve possible material disruptions in the business operations of AMFM that would result from such risks. AMFM may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

     Based on the nature of AMFM's business and dispersed geographical locations, AMFM believes that it may experience some disruption in its business due to the impact of the Year 2000 issue. Management presently believes, however, that AMFM is taking appropriate steps to assess and control its Year 2000 issues. AMFM cannot guarantee that there will be no Year 2000 issues in spite of these efforts. If AMFM does not complete all phases of its Year 2000 compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on AMFM's results of operations and financial condition.

     Contingency Plans. AMFM has developed contingency plans to mitigate the possible disruption in business operations that may result from AMFM's systems or the systems of third parties that are not Year 2000 compliant. AMFM is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will update the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk Management. AMFM's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. AMFM manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

     The following table presents descriptions of the financial instruments and derivative instruments that were held by AMFM at September 30, 1999 which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate.

For the interest rate swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                            THREE
                            MONTHS
                            ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             1999           2000           2001           2002           2003       THEREAFTER
                         ------------   ------------   ------------   ------------   ------------   ----------
                                                        (DOLLARS IN THOUSANDS)
Fixed rate debt
(U.S. $)...............    $     --       $    466       $     --       $     --       $     --     $3,187,079
 Average interest
   rate................          --          11.38%            --             --             --           9.14%
Variable rate debt
 (U.S. $)..............    $ 12,250       $127,750       $229,000       $262,750       $498,000     $1,383,000
 Average interest
   rate................        8.21%          8.22%          8.38%          8.52%          8.64%          8.72%
Interest rate swaps
 (variable to fixed)
 Notional amount.......    $250,000       $426,000       $400,000       $     --       $     --     $       --
 Unrecorded gain --
   fair value..........          --             --             --             --             --             --
 Average pay rate......        6.00%          5.98%          5.28%            --             --             --
 Average receive
   rate................        5.38%          6.03%          6.50%            --             --             --


                           TOTAL      FAIR VALUE
                         ----------   ----------
                         (DOLLARS IN THOUSANDS)
Fixed rate debt
(U.S. $)...............  $3,187,545   $3,171,549
 Average interest
   rate................        9.14%
Variable rate debt
 (U.S. $)..............  $2,512,750   $2,512,750
 Average interest
   rate................        8.62%
Interest rate swaps
 (variable to fixed)
 Notional amount.......  $1,076,000
 Unrecorded gain --
   fair value..........          --   $    5,685
 Average pay rate......        5.72%
 Average receive
   rate................        6.05%

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 29, 1997, two lawsuits were commenced against Capstar Communications (formerly SFX Broadcasting, Inc.) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of Capstar Communications to the holders of the class A common stock of Capstar Communications was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the acquisition of Capstar Communications by Capstar Broadcasting or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, Capstar Communications agreed not to seek an amendment to the Capstar Communications merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of Capstar Communications in the Capstar Communications acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. The settlement also provides for Capstar Communications to pay plaintiff's counsel an aggregate of approximately $1.0 million, including all fees and expenses as approved by the court. The settlement is conditioned on court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement document soon to the court for its approval. There can be no assurance that the court will approve the settlement.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings, which allegedly holds 415,900 warrants, alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings, after payment of an $11.50 purchase price, to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In March 1999, the Chancery Court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant in addition to the $22.3725 in cash, after Noddings' payment of the $11.50 purchase price. Capstar Communications appealed to the Supreme Court of the State of Delaware. In September 1999, the Supreme Court affirmed the Chancery Court's decision.

     On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of approximately $0.2 million. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are AMFM, Hicks, Muse, Tate & Furst Incorporated, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. AMFM believes that the lawsuit is without merit and intends to vigorously defend the action.

     AMFM is also involved in various other claims and lawsuits which are generally incidental to its business. AMFM is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 10, 1999, Capstar Partners effected a reverse stock split by amendment to Capstar Partners' certificate of incorporation pursuant to which all of its outstanding shares of common stock were converted into 1,000 shares.

     On November 12, 1999, Capstar Communications completed an offer to purchase all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75 percent in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) AMFM held its annual meeting of stockholders on July 13, 1999 in Dallas, Texas. At the annual meeting, the following actions of the stockholders of AMFM were taken:

          (i) The stockholders of AMFM voted to approve the issuance of shares of AMFM common stock in the merger contemplated by the Agreements and Plan of Merger, dated as of August 26, 1998 and amended and restated as of April 29, 1999, by and among Chancellor Media Corporation, Capstar Broadcasting Corporation, a Delaware corporation, CBC Acquisition Company, Inc., a Delaware corporation, and CMC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Chancellor Media Corporation as follows:

FOR            AGAINST    ABSTENTIONS   BROKER NON-VOTES
---           ---------   -----------   ----------------
101,353,077   2,584,832     50,889         22,303,107

          (ii) The stockholders of AMFM voted to approve the amendment and restatement of AMFM's amended and restated certificate of incorporation as follows:

FOR            AGAINST    ABSTENTIONS   BROKER NON-VOTES
---           ---------   -----------   ----------------
103,092,626     827,891     68,281         22,303,107

          (iii) The stockholders of AMFM voted to elect three (3) Class II directors for terms expiring in 2002 as follows:

                                                                VOTES
                                                        ----------------------
DIRECTORS                                                   FOR       WITHHELD
---------                                               -----------   --------
James E. de Castro....................................  126,197,693    94,212
Robert L. Cranda1l....................................  125,628,560   663,345
Lawrence D. Stuart, Jr. ..............................  126,196,548    95,357

          Following the Annual Meeting of Stockholders, (a) the following individuals continued as Class I directors of AMFM, with a term expiring at the 2001 annual meeting of stockholders of AMFM: Vernon E. Jordan, Jr., Michael J. Levitt, Perry J. Lewis, and R. Steven Hicks, and (b) the following individuals continued as Class III directors of AMFM, with a term expiring at the 2000 annual meeting of stockholders of AMFM: Thomas O. Hicks, Thomas J. Hodson, John H. Massey and J. Otis Winters. In addition, pursuant to the terms of the Capstar Broadcasting merger agreement, R. Gerald Turner, formerly a director of Capstar Broadcasting, was appointed to the Board of Directors of AMFM as a Class II director with a term expiring at the 2002 annual meeting of AMFM's stockholders.

          (iv) The stockholders of AMFM voted to adopt the AMFM Inc. 1999 Stock Option Plan as follows:

FOR           AGAINST     ABSTENTIONS   BROKER NON-VOTES
---          ----------   -----------   ----------------
93,533,416   10,396,708     58,674         22,303,107

     (b) By written consent dated August 2, 1999, the sole stockholder of Capstar Partners approved an amendment to the Certificate of Incorporation of Capstar Partners, which when filed on August 10, 1999, effected a reverse stock split in which the outstanding shares of Capstar Partners common stock were converted into 1,000 shares of Capstar Partners common stock.

     (c) On November 12, 1999, Capstar Communications completed an offer to purchase all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75 percent in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.61(a)        -- Second Amended and Restated Stock Purchase Agreement
                            dated as of August 11, 1999 by and among Lamar
                            Advertising Company, Lamar Media Corp., Chancellor
                            Mezzanine Holdings Corporation and Chancellor Media
                            Corporation of Los Angeles.
          2.62(a)        -- Registration Rights Agreement dated as of August 11, 1999 among Lamar Advertising Company, Chancellor Media
                            Corporation of Los Angeles and Chancellor Mezzanine
                            Holdings Corporation.
          2.63(a)        -- Stockholders Agreement dated as of August 11, 1999 among
                            Lamar Advertising Company and certain of its
                            stockholders.
          2.64(a)        -- Second Amended and Restated Voting Agreement, dated as of
                            August 11, 1999, among Lamar Advertising Company,
                            Chancellor Media Corporation of Los Angeles, Chancellor
                            Mezzanine Holdings Corporation and Reilly Family Limited
                            Partnership.
          2.65(b)        -- Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU
                            Merger Sub, Inc. and AMFM Inc.
          3.1(a)         -- Amended and Restated Certificate of Incorporation of AMFM
                            Inc. (formerly known as Chancellor Media Corporation)
          3.2(a)         -- Certificate of Correction of Amended and Restated
                            Certificate of Incorporation of AMFM Inc.
         10.73(a)        -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners,
                            Hicks, Muse & Co. Partners, L.P. and Chancellor Media
                            Corporation.
         27.1*           -- Financial Data Schedule of AMFM Inc.

---------------

 *  Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(b) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., dated October 2, 1999 and filed on October 5, 1999.

     (b) Reports on Form 8-K

     1. Current Report on Form 8-K (Items 2, 5 and 7), dated July 1, 1999 and filed July 15, 1999, as amended on August 3, 1999 announcing (i) stockholder approval of the merger between Chancellor Media Corporation (now AMFM Inc.) and Capstar Broadcasting Corporation, (ii) the acquisition of KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. and (iii) the appointment of R. Gerald Turner to AMFM's Board of Directors.

     2. Current Report on Form 8-K (Items 2 and 7), dated September 15, 1999 and filed September 29, 1999, to announce the consummation of the sale of AMFM's outdoor advertising business to Lamar Advertising Company.

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

                                            AMFM INC.

                                            By:   /s/ W. SCHUYLER HANSEN

                                              ----------------------------------
                                                      W. Schuyler Hansen
                                                  Senior Vice President and
                                                   Chief Accounting Officer

Date: November 12, 1999

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.61(a)        -- Second Amended and Restated Stock Purchase Agreement
                            dated as of August 11, 1999 by and among Lamar
                            Advertising Company, Lamar Media Corp., Chancellor
                            Mezzanine Holdings Corporation and Chancellor Media
                            Corporation of Los Angeles.
          2.62(a)        -- Registration Rights Agreement dated as of August 11, 1999 among Lamar Advertising Company, Chancellor Media
                            Corporation of Los Angeles and Chancellor Mezzanine
                            Holdings Corporation.
          2.63(a)        -- Stockholders Agreement dated as of August 11, 1999 among
                            Lamar Advertising Company and certain of its
                            stockholders.
          2.64(a)        -- Second Amended and Restated Voting Agreement, dated as of
                            August 11, 1999, among Lamar Advertising Company,
                            Chancellor Media Corporation of Los Angeles, Chancellor
                            Mezzanine Holdings Corporation and Reilly Family Limited
                            Partnership.
          2.65(b)        -- Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU
                            Merger Sub, Inc. and AMFM Inc.
          3.1(a)         -- Amended and Restated Certificate of Incorporation of AMFM
                            Inc. (formerly known as Chancellor Media Corporation)
          3.2(a)         -- Certificate of Correction of Amended and Restated
                            Certificate of Incorporation of AMFM Inc.
         10.73(a)        -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners,
                            Hicks, Muse & Co. Partners, L.P. and Chancellor Media
                            Corporation.
         27.1*           -- Financial Data Schedule of AMFM Inc.

---------------

 *  Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(b) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., dated October 2, 1999 and filed on October 5, 1999.