Form 10-K
period 1999-12-31
AMFM INC
filed 2000-03-15
CIK 894972

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 001-15145

                                   AMFM INC.
                    (FORMERLY CHANCELLOR MEDIA CORPORATION)
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       75-2247099
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                      Identification Number)

         1845 WOODALL RODGERS FREEWAY, SUITE 1300, DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

                                 (214) 922-8700
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

                            NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of AMFM Inc. as of March 10, 2000, was approximately $8.7 billion. Solely for purposes of the preceding calculation, outstanding shares of common stock of AMFM Inc. held by executive officers and directors of AMFM Inc. have been treated as held by affiliates of AMFM Inc. As of March 10, 2000, 216,402,230 shares of common stock of AMFM Inc. were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   27
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   28
Item 6.   Selected Consolidated Financial Data........................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   31
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   41
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   42
                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   45
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
Item 13.  Certain Relationships and Related Transactions..............   60
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   62

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AMFM Inc. together with its subsidiaries ("AMFM") is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, AMFM owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States.

     On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays and television stations and a growing presence in the Internet and media representation business. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Completion of the Clear Channel merger is subject to the satisfaction or waiver of numerous conditions summarized in "-- Recent Developments -- Clear Channel," including stockholder approval by both companies and regulatory approval by the Federal Communications Commission and the U.S. Department of Justice. AMFM expects that the Clear Channel merger will be completed during the second half of 2000 if all conditions to the merger are satisfied. AMFM cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within AMFM's control. See "-- Recent Developments -- Clear Channel" for a more complete description of the terms and conditions of the Clear Channel merger.

AMFM RADIO GROUP

     As of December 31, 1999, AMFM owned and operated, programmed or sold air time for 456 radio stations (330 FM and 126 AM) in 102 markets in the continental United States and in Puerto Rico, including 12 radio stations programmed under time brokerage or joint sales agreements. AMFM owns superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Dallas/Ft. Worth, Washington, D.C., Houston, Philadelphia, Detroit, Denver and Minneapolis-St. Paul and in five other large markets -- Phoenix, Cleveland, Orlando, Pittsburgh and Puerto Rico. Upon completion of AMFM's pending transactions, excluding the Clear Channel merger and divestitures required to complete the merger, AMFM will own and operate 442 radio stations serving 99 markets.

     AMFM also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from AMFM's portfolio of stations). The AMFM Radio Networks' syndicated programming shows include, among others, American Top 40 with Casey Kasem, Rockline, The Dave Koz Smooth Jazz Show, The Bob & Tom Morning Show and special events such as horse racing's Triple Crown, which includes the Kentucky Derby.

     The AMFM Radio Group also includes Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

     AMFM's portfolio of radio stations is geographically diversified and employs a wide variety of programming formats, including adult contemporary, contemporary hit radio, jammin' oldies, urban, jazz, country, oldies, news/talk, rock and sports. Each AMFM station targets a specific demographic audience within a market, with the majority of the stations appealing primarily to 18 to 34 or 25 to 54 year-old men and/or women, the demographic groups most sought after by advertisers. Management believes that, because of the size and diversity of its station portfolio, AMFM is not unduly reliant on the performance of any one station or market. Management also believes that the diversity of its portfolio of radio stations helps to insulate AMFM from downturns in specific markets and changes in musical tastes.

AMFM NEW MEDIA GROUP

     Media Representation. AMFM entered into the media representation business with the acquisition of Katz Media Group, Inc. and its subsidiaries ("Katz Media") on October 28, 1997. Katz Media is a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz Media is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. Katz Media is the exclusive representation firm for over 2,100 radio stations, including radio stations owned and operated by AMFM, Bonneville International Corporation, Clear Channel, Cox Radio, Inc., Hispanic Broadcasting Corporation and Infinity Broadcasting Corporation. Katz Media is also the exclusive representation firm for over 350 television stations, including television stations owned and operated by Allbritton Communications Company, Clear Channel, The E.W. Scripps Company, Fisher Broadcasting, Inc., Hearst Argyle Television, Inc., Lee Enterprises Incorporated, The New York Times Company, Paramount Communications, Inc. and Sinclair Broadcast Group, Inc., among others.

     New Systems Development. To allow radio stations to serve their advertising clients better and to compete more effectively with other media, AMFM has designed and created Galaxy(TM), a centralized advertising inventory management system providing up-to-the-minute information on available advertising time slots and current advertising rates. AMFM also owns StarSystem(TM), a programming distribution network enabling AMFM to cost-effectively provide high-quality on-air talent while still maintaining a station's local identity.

     Internet Initiative. AMFM has initiated a broad-based Internet strategy intended to leverage the value of its national radio station portfolio, proprietary content, advertiser relationships and listener base. In August 1999, AMFM formed and funded AMFM Interactive Inc. ("AMFMi"), a 91.5% owned subsidiary of AMFM Internet Holdings Inc., which is wholly-owned by AMFM. AMFMi is developing and intends to position AMFM's Internet web sites representing its portfolio of radio stations as highly trafficked Internet destinations designed to further AMFM's relationship with its listening audience. These efforts are intended to enhance AMFM's core broadcasting business by improving its affinity relationship with its listening audience, while also maximizing the long-term commercial viability of its developing Internet platform. These web sites are expected to encompass a variety of functions including online streaming of AMFM's on-air programming and other media. In addition, AMFM intends to promote emerging Internet and new media businesses.

LAMAR ADVERTISING COMPANY INVESTMENT

     AMFM completed the sale of its outdoor advertising business to Lamar on September 15, 1999. AMFM now owns an approximate 30% equity (11% voting) interest in Lamar. AMFM is required to retain the shares of Lamar class A common stock representing its 30% equity interest in Lamar until September 15, 2000.

     Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. Lamar operates approximately 116,800 outdoor advertising displays in 42 states and is ranked first in the United States in terms of the number of display faces. In addition, Lamar operates the largest logo sign business (signs located near highway exits which deliver brand name and directional information on available gas, food, lodging and camping services) in the United States. Lamar also operates transit advertising displays on bus shelters, bus benches and buses in several markets. Lamar's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets (i.e., markets with a population ranking between 50 and 250).

     For the years ended December 31, 1998 and 1999, Lamar reported net revenue of $288.6 million and $444.1 million, respectively, operating income before depreciation and amortization of $134.8 million and

$206.7 million, respectively, and net loss applicable to common stock of $12.3 million and $44.9 million, respectively.

RECENT DEVELOPMENTS

  Clear Channel

     On October 2, 1999, AMFM and Clear Channel agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays and television stations and a growing presence in the Internet and media representation business. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel.

     Completion of the Clear Channel merger is subject to the satisfaction or waiver of numerous conditions summarized in "-- Conditions to the Merger," including stockholder approval by both companies and regulatory approval by the Federal Communications Commission and the U.S. Department of Justice. Thomas O. Hicks and affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), who held an aggregate of approximately 27.5% of the outstanding shares of AMFM common stock as of March 10, 2000, entered into voting agreements with Clear Channel to vote all AMFM common stock under their voting control in favor of the AMFM merger proposal. AMFM expects that the Clear Channel merger will be completed during the second half of 2000 if all conditions to the merger are satisfied. AMFM cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within AMFM's control.

     Clear Channel is a diversified media company with two primary lines of business: broadcasting and outdoor advertising. As of December 31, 1999, Clear
Channel:

     - owned, programmed or sold airtime for 510 domestic radio stations and two radio stations in Denmark;

     - owned or programmed 24 domestic television stations; and

     - was one of the world's largest outdoor advertising companies based on its total advertising display inventory.

     Clear Channel also produces more than 100 syndicated programs and services for more than 6,500 radio stations, which programs include Rush Limbaugh, The Dr. Laura Schlessinger Show and The Rick Dees Weekly Top 40, three of the top rated radio programs in the United States.

     In addition, Clear Channel has ownership equity interests in radio station companies in Australia, New Zealand, Mexico, Norway, England and the Czech Republic and outdoor advertising companies in Australia, China, Estonia, France, Hong Kong, New Zealand, Singapore and Thailand. Clear Channel also owns a 26% non-voting equity interest in Hispanic Broadcasting Corporation, a domestic Spanish-language broadcaster.

     The following summary of selected provisions of the merger agreement is not a complete description of the terms of the merger. The merger agreement is an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

     Conduct of Business Pending the Merger. The merger agreement with Clear Channel requires that until completion of the merger or termination of the merger agreement, AMFM will conduct its operations in the ordinary course of business. Furthermore, the merger agreement specifies that, subject to various exceptions, AMFM must:

     - use reasonable efforts to preserve its business organization and goodwill in all material respects, keep available the services of its officers and employees as a group and maintain satisfactory relationships with its customers, suppliers, distributors and others having business relationships with it;

     - notify Clear Channel of any emergency, other change in the normal course of its business or in the operation of its properties, and any complaints, investigations or hearings of any governmental body or authority if this emergency, change, complaint, investigation or hearing could have a material adverse effect on AMFM;

     - not adopt any amendments to its corporate charter or bylaws or authorize or pay any dividends or distributions on its outstanding shares of capital stock;

     - not enter into or amend any employment, severance or similar agreements or arrangements with any directors or employees without the consent of Clear Channel;

     - except for agreements existing prior to the merger agreement and except for compensation or bonus increases within stated percentages, not enter into any new agreements with, or materially increase the benefits of, directors or employees with employment agreements that provide for an annual base salary in excess of $150,000 or an employment term in excess of one year without the consent of Clear Channel;

     - not authorize, propose or enter into an agreement for a merger, consolidation or business combination, an acquisition of a material amount of assets or securities, a disposition of assets or securities or a release of any material contract rights except (A) as previously disclosed in writing to Clear Channel and (B) for acquisitions in which the individual or aggregate consideration is less than specified thresholds;

     - not issue any shares of its capital stock, except upon exercise of rights, warrants or options issued pursuant to existing employee incentive or benefit plans and non-employee director plans;

     - not effect a stock split not previously announced;

     - not otherwise change its capitalization as it existed on October 2, 1999;

     - not, without Clear Channel's consent, grant any options, warrants, conversion rights or other rights to acquire any shares of its capital stock, except as required in any employment or other agreement existing on the date of the merger agreement;

     - except in the ordinary course of business in connection with employee incentive and benefit plans that exist on the date of the merger agreement, not exchange, convert or redeem any shares of its stock;

     - not amend in any significant respect the terms of its employee benefit plans, or adopt any new employee benefit plans, except as required by law, as required to maintain tax-qualified status or as requested by the Internal Revenue Service to receive a determination letter;

     - not materially amend its revolving credit agreement or enter into any loan agreement as borrower or as lender, incur indebtedness subject to a prepayment penalty or other fee or grant any liens on any of its assets;

     - except for contracts contemplated or permitted by the merger agreement, not enter into any material agreement with aggregate consideration of $2 million per year;

     - not enter into an agreement with any affiliate of AMFM, any family member of any affiliate of AMFM or any AMFM stockholder who owns more than 10% of the outstanding capital stock of AMFM;

     - not make any material tax election or settle or compromise any material tax liability, other than in connection with currently pending proceedings or other than in the ordinary course of business;

     - except as required by law and except in the ordinary course of business consistent with past practices in all material respects, not enter into, amend or extend any material collective bargaining or other labor agreement; and

     - not make any acquisition of assets or securities, or any sale, lease, encumbrance or other disposition of assets or securities, or enter into any similar transaction, when doing so would reasonably be expected to adversely affect the ability of AMFM to consummate the merger or materially delay any consents or approvals of any governmental entity or otherwise delay consummation of the merger.

     Regulatory Filings; Other Actions. Before the merger can be completed, AMFM and Clear Channel must satisfy all regulatory requirements and obtain the approval of all regulatory agencies having jurisdiction over the merger. To facilitate the regulatory review and approval process, AMFM and Clear Channel have each agreed to promptly make all necessary filings, seek all required approvals of relevant regulatory agencies and use reasonable efforts to take all actions necessary to complete the merger. Accordingly, AMFM and Clear Channel have made their initial filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the Communications Act of 1934, as amended (the "Communications Act"). AMFM and Clear Channel will also make any other filings or submissions and seek the approval of all applicable regulatory agencies, including the Federal Communications Commission ("FCC"), the U.S. Federal Trade Commission (the "FTC"), the U.S. Department of Justice (the "DOJ"), state antitrust enforcement authorities and other governmental authorities under antitrust or competition laws as necessary.

     Furthermore, AMFM and Clear Channel will each make reasonable efforts to resolve objections to the merger raised by regulatory agencies. Particularly, Clear Channel agreed to take the following actions to the extent such action will prevent governmental agencies from creating obstacles to the merger or otherwise delaying the merger:

     - offer to sell or otherwise dispose of assets, categories of assets or businesses of AMFM or Clear Channel or their subsidiaries;

     - terminate existing relationships and contractual rights and obligations;

     - amend or terminate existing licenses or other intellectual property agreements;

     - terminate any venture or arrangement; and

     - effectuate any change or restructuring of Clear Channel's or AMFM's ownership, including the withdrawal or removal of officers or directors or the conversion or repurchase of equity securities of Clear Channel or AMFM.

     AMFM and Clear Channel may take these actions concurrently with the closing of the merger.

     Clear Channel also agreed to take all steps necessary to resolve any obstacles raised by a court entering a permanent or preliminary injunction or other order that would prevent or delay the completion of the merger. However, the merger agreement does not require either party to take any action for the purpose of obtaining the approval of the FCC or any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws if such action would have a material adverse effect on the consolidated businesses, assets or operations of Clear Channel and AMFM as a result of a material change to the Communications Act or FCC policy in enforcing the Communications Act or in the policies of any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws. A "material change" means a change in the Communications Act, in FCC policies in implementing or enforcing the Communications Act or in the policies of any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws, adopted on or after October 2, 1999, which impose an implicit or explicit national limit on the number of radio stations that may be owned by a person or the effect of any such changed policies or laws is to impose a national limit on the number of radio stations that may be owned by a person.

     During the regulatory review process, each party will consult with the other, permit the other to review all material communications with regulatory agencies and will give the other the opportunity to participate in all conferences and meetings with regulatory agencies.

     AMFM and Clear Channel must comply with all applicable antitrust and FCC laws and regulations before the merger can be completed. The DOJ will review the potential effects of the merger on competition in the markets where the combined company will operate. If the DOJ determines that the merger will substantially reduce competition, it can challenge all or certain aspects of the merger and seek to block the merger or impose restrictive conditions on the merger. In addition, the FCC must approve the transfer of control of AMFM's FCC licenses from AMFM's existing stockholders to Clear Channel. As part of the FCC's determination whether to approve the merger, the FCC will examine whether the combined company will comply with the FCC's limits on the number of radio and television stations that a company is permitted to own in a single market. The FCC also may conduct additional ownership concentration analysis and assess its effect on competition, diversity or other FCC public interest considerations. In recent years, the practice in radio acquisitions and mergers has been for the DOJ to first resolve its issues before the FCC will grant its approval of the transaction.

     It can be a lengthy process to obtain the requisite clearances and approvals needed from the DOJ and the FCC, sometimes taking more than one year in large transactions such as the Clear Channel merger. Therefore, AMFM and Clear Channel quickly initiated the formal process of obtaining the required regulatory approvals. In October 1999, AMFM and Clear Channel commenced discussion with the DOJ to try to identify their specific concerns about the merger and to discuss possible solutions as early as possible and AMFM and Clear Channel filed notification and report forms required for antitrust purposes with the DOJ and the FTC in connection with various aspects of the merger on November 29, 1999, December 15, 1999 and December 23, 1999. AMFM and Clear Channel filed their applications for the consent to transfer control of AMFM's FCC licenses with the FCC on November 16, 1999 (the earliest day on which AMFM and Clear Channel were permitted to file the applications).

     From the outset, AMFM recognized that the merger would result in the combined company exceeding FCC limitations in approximately 26 markets or geographical areas on the number of radio stations that one company may own in those particular markets or areas and also recognized that the combined company would have to divest approximately 100 stations in the aggregate in those markets or areas to comply with the FCC's numerical limits and to satisfy antitrust concerns.

     In addition, the FCC has announced its intention to conduct additional ownership concentration analysis of the merger as it relates to numerous local markets, including various markets in which AMFM, but not Clear Channel, currently operates. Five petitions to deny AMFM's and Clear Channel's applications for the merger also were filed at the FCC by the petition deadline by various parties. The FCC is required to consider those petitions. AMFM and Clear Channel responded to those petitions and advised the FCC why those petitions should be denied. Although AMFM does not expect that these or any other third party petitions will be a significant obstacle to completion of the merger, AMFM can give no assurances in this regard. Moreover, AMFM's and Clear Channel's applications for FCC approval of necessary radio station divestitures (either to third-party buyers or to trusts) could also be subject to FCC additional ownership concentration analysis and/or petitions to deny. Such ownership concentration analysis and petitions to deny, whether currently known or encountered in the future, could delay receipt of FCC approval.

     The merger also implicates the FCC's television/radio cross-ownership rule. This rule, which was revised effective November 16, 1999, limits the number of radio stations a company may own or control in markets where the company also owns one or more television stations. The merger implicates the television/radio cross-ownership rule in approximately 23 markets or geographical areas in which Clear Channel, AMFM and/or Hicks Muse television companies operate, and the rule may require additional divestitures of Clear Channel or AMFM assets before the merger can be completed. Additionally, in two markets, the merger may implicate the FCC's television duopoly rule, which limits the number of television stations a company may own or program in a single market. This rule may require further divestitures of Clear Channel or AMFM assets or termination of existing time brokerage agreements and local marketing agreements before the merger can be completed. Proposals are currently pending to restructure certain Hicks Muse television companies so that Thomas O. Hicks and others with attributable interests in AMFM would no longer be attributable to those television companies. These restructurings, if approved by the FCC and accomplished prior to the merger closing, would reduce the number of divestitures (and terminations of existing time brokerage and local marketing agreements) necessary for the merger to comply with the television/radio cross-ownership rule and the television duopoly rule.

     For FCC purposes, AMFM and Clear Channel must divest the necessary number of radio stations to comply with FCC limits prior to completion of the merger. If AMFM and Clear Channel cannot complete such transactions in a timely manner, AMFM and Clear Channel will have to transfer those assets or the assets of other Clear Channel or AMFM stations into an FCC approved trust prior to closing the merger.

     AMFM also recognized that if the DOJ had concerns about the concentration of the radio advertising market held by the combined company in those markets where the combined company would exceed the FCC's numerical limits, then AMFM and Clear Channel would have to discuss with the DOJ which stations needed to be divested to come within their antitrust guidelines. AMFM and Clear Channel also needed to determine if there were any other markets that concerned the DOJ notwithstanding that they would be within FCC guidelines in those markets. AMFM and Clear Channel currently contemplate that they may need to divest between 110 and 115 radio stations in the aggregate to satisfy antitrust concerns and comply with FCC rules. At March 13, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4.3 billion. Of these stations, 65 are owned and operated by AMFM. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions.

     The DOJ has issued a second request for information about the effect of the merger in affected markets. AMFM and Clear Channel believe that the DOJ issued the second request to preserve the statutory waiting period beyond the initial 30-day period to complete its analysis of the proposed merger. Until AMFM and Clear Channel either arrange and complete satisfactory divestitures to qualified parties, comply with the second request, or enter into a consent decree with the DOJ where Clear Channel would agree to complete the divestiture of agreed upon stations within a specified period of time following the merger, AMFM and Clear Channel will not be able to proceed with the merger for antitrust purposes.

     The DOJ is evaluating the competitive effects of the Clear Channel merger in several different areas. With respect to its radio broadcasting business, while AMFM is hopeful that the proposed divestitures of radio stations will satisfy all FCC multiple ownership rules and antitrust concerns regarding radio station overlaps, it is still possible that the DOJ, the FCC and/or a state antitrust agency could require AMFM and Clear Channel to divest additional radio assets or to agree to various operating restrictions. This could happen before or after the merger is completed. Another area being examined by the DOJ relates to the potential overlap between Clear Channel's current ownership of outdoor advertising assets and AMFM's approximate 30% ownership interest in Lamar, which also has significant outdoor advertising assets. If AMFM and Clear Channel fail to alleviate the DOJ's concerns, it is possible that the DOJ will require Clear Channel or AMFM to dispose of AMFM's interest in Lamar, sell outdoor assets in overlapping markets, or agree to various operating or other restrictions. This could happen before or after the stockholders vote on the merger proposals or even after the merger is completed pursuant to a consent decree. The DOJ is also examining competition issues relating to certain television markets and AMFM's ownership interest in Z-Spanish Media Corporation. There is no guarantee that the DOJ will not raise concerns in other areas. In addition, private persons may assert antitrust claims against AMFM and Clear Channel in certain circumstances. If any of those events occur, AMFM may incur substantial expense in litigating any such claims and/or the combined company may be adversely affected by any operating restrictions that might be imposed upon it.

     No Solicitation. Under the terms of the merger agreement, AMFM may not solicit, initiate or encourage any proposal for a merger, consolidation, liquidation, reorganization, tender offer or other business combination involving AMFM or any proposal to acquire a substantial equity interest in AMFM or all or substantially all of the assets of AMFM. Furthermore, AMFM may not otherwise discuss or facilitate any such proposal or disclose information in response to such a proposal.

     However, AMFM is not prohibited from furnishing information to, or discussing or negotiating with, any person that makes an unsolicited bona fide acquisition proposal that AMFM determines in good faith to be more favorable from a financial point of view to the AMFM stockholders than the merger. Before furnishing information or discussing or negotiating with that person (A) AMFM must give Clear Channel two business days' advance written notice, (B) the AMFM Board of Directors must determine that the person in question has a good faith intent to proceed with the negotiations and the resources to complete the proposed acquisition, (C) the AMFM Board after consultation with legal counsel, must determine in good faith that such action is required for the AMFM Board to comply with its fiduciary duties and (D) AMFM must use all reasonable efforts to keep Clear Channel informed with regard to the negotiations. Also, if AMFM receives any inquiries, offers or proposals from any person with respect to an acquisition proposal, then AMFM must notify Clear Channel of the inquiry, offer or proposal within 24 hours after AMFM receives it.

     Conditions to the Merger. AMFM is not obligated to complete the merger unless the following conditions are satisfied or waived:

     - the SEC declares Clear Channel's registration statement effective for the registration of the Clear Channel common stock to be issued in the merger and does not issue a stop order suspending effectiveness or initiate any proceedings for that purpose;

     - the Clear Channel common stockholders (A) approve by majority vote of those present at the Clear Channel stockholder's meeting the issuance of Clear Channel shares and (B) elect Thomas O. Hicks, Robert L. Crandall, Vernon E. Jordan, Jr., Michael J. Levitt and Perry J. Lewis as directors of Clear Channel by a plurality vote;

     - the AMFM common stockholders approve the merger by a majority of the outstanding shares of AMFM common stock;

     - no statute, rule, regulation, order, decree, injunction or other restraint shall have been enacted, entered, promulgated or enforced by any governmental entity which prohibits the consummation of the transactions contemplated in the merger agreement;

     - the applicable waiting period under the HSR Act expires or is terminated;

     - the parties obtain all consents and approvals necessary for the merger, other than those that in the aggregate are not material;

     - the parties obtain all required FCC orders and approvals;

     - the New York Stock Exchange, subject to official notice of listing, authorizes for listing the Clear Channel common stock to be issued in the merger; and

     - AMFM and Clear Channel each receive an opinion from their respective legal counsel relating to certain tax matters.

     Furthermore, neither Clear Channel and its merger subsidiary nor AMFM is obligated to complete the merger unless the other party's representations and warranties in the merger agreement are true and correct in all respects on the effective date of the merger and the other party has materially performed all of its material agreements and covenants required to be performed or complied with before the effective time of the merger. However, exceptions to a party's representations and warranties that, in the aggregate, would not materially and adversely affect such party will not give the other party the right to prevent the completion of the merger. A party may waive certain unsatisfied conditions if such party is entitled to require the satisfaction of such condition before the completion of the merger.

     Termination. Clear Channel and AMFM may mutually agree in writing to terminate the merger agreement at any time before the effective time of the merger.

     In addition, the merger agreement gives the parties additional rights to terminate the merger agreement before the effective time of the merger, as briefly summarized below.

          1. Merger Not Completed By March 31, 2001. Either Clear Channel or AMFM may terminate the merger agreement if the merger has not been completed on or before March 31, 2001, unless the party seeking to terminate committed a material breach that proximately contributed to the failure to complete the merger. However, the merger agreement will be extended to September 30, 2001, and neither party may terminate the merger agreement before that date if the receipt of approval from the FCC or the termination of the waiting period under the HSR Act is the only unsatisfied condition preventing the completion of the merger and the assets of RCN Corporation owned by an affiliate of AMFM or Hicks Muse caused the failure to receive the FCC approval or the termination of the waiting period under the HSR Act.

          2. Illegality of the Merger or Other Legal Obstacle. Either Clear Channel or AMFM may terminate the merger agreement if completion of the merger is illegal under any applicable law, rule or regulation or is restrained or prohibited by any judgment, injunction, order or decree of a court or other governmental entity that becomes final and nonappealable. However, Clear Channel may not terminate on the grounds of an illegality or other legal obstacle that results from Clear Channel's failure to take all actions required to satisfy the FCC or any government antitrust entity in its review of the merger, to the extent that the merger agreement obligates Clear Channel to take those actions.

          3. Failure to Obtain Required Stockholder Approvals. Either Clear Channel or AMFM may terminate the merger agreement if any required stockholder approval was not obtained after the applicable board of directors submitted the matter to a vote of the stockholders.

          4. Material Breach by Clear Channel. AMFM may terminate the merger agreement if Clear Channel either (A) breached any representation or warranty contained in the merger agreement that, individually or in the aggregate with all other inaccuracies in Clear Channel's representations and warranties, would have a material adverse effect on Clear Channel; or
     (B) breached a covenant or other agreement contained in the merger agreement and, as a result, has not performed in all material respects its obligations required as a condition to the merger, provided that Clear Channel cannot or has not cured the breach within 20 business days after AMFM notified Clear Channel in writing, or the merger agreement does not provide a right to cure such breach.

          5. Material Breach by AMFM. Clear Channel may terminate the merger agreement if AMFM either (A) breached any representation or warranty contained in the merger agreement that, if individually or in the aggregate with all other inaccuracies in AMFM's representations and warranties, would have a material adverse effect on AMFM; or (B) breached a covenant or other agreement contained in the merger agreement and, as a result, has not performed in all material respects its obligations required as a condition to the merger, provided that AMFM cannot or has not cured the breach within 20 business days after Clear Channel notified AMFM in writing, or the merger agreement does not provide a right to cure such breach.

          6. The Clear Channel Board Intents to Accept a Superior Acquisition Proposal. Clear Channel may terminate the merger agreement if the Clear Channel board received an alternative acquisition proposal from a third party that the Clear Channel board determined in good faith is more favorable from a financial point of view to the Clear Channel stockholders than the merger, and Clear Channel complied with all notification requirements and other provisions of the merger agreement concerning the receipt and consideration of alternative acquisition proposals, and (A) Clear Channel notified AMFM that it intends to accept the superior acquisition proposal and terminate the merger agreement, (B) pays to AMFM immediately upon the acceptance of the superior acquisition proposal the termination fee and expenses specified in the merger agreement, and (C) Clear Channel has negotiated in good faith with AMFM for at least 72 hours to make such adjustments in the terms and conditions of the merger agreement as would enable Clear Channel to proceed with the merger without breaching its fiduciary duties to the Clear Channel stockholders.

          7. The AMFM Board Intends to Accept a Superior Acquisition
     Proposal. AMFM may terminate the merger agreement if the AMFM board received an alternative acquisition proposal from a third party that the AMFM board determined in good faith is more favorable from a financial point of view to the AMFM stockholders than the merger, and AMFM complied with all notification requirements and other provisions of the merger agreement concerning the receipt and consideration of alternative acquisition proposals, and (A) AMFM notified Clear Channel that it intends to accept the superior acquisition proposal and terminate the merger agreement, (B) pays to Clear Channel immediately upon the acceptance of the superior acquisition proposal the termination fee and expenses specified in the merger agreement, and (C) AMFM has negotiated in good faith with Clear Channel for at least 72 hours to make such adjustments in the terms and conditions of the merger agreement as would enable AMFM to proceed with the merger without breaching its fiduciary duties to the AMFM stockholders.

          8. Clear Channel Board Acts Adversely to the Merger. AMFM may terminate the merger agreement if any of the following occur:

        - The Clear Channel board withdraws, modifies or changes its recommendation of the Clear Channel merger proposals in a manner adverse to AMFM or recommends any alternative acquisition proposal to the Clear Channel stockholders or resolves to do any of the foregoing;

        - The Clear Channel board does not, within the applicable period required by law, recommend that the Clear Channel stockholders not tender their shares into a tender or exchange offer for outstanding Clear Channel capital stock representing 50% or more of the combined power to vote generally for the election of directors; or

        - The Clear Channel board fails to call or hold the Clear Channel stockholders' meeting as a result of its receipt of an alternative acquisition proposal.

          9. AMFM Board Acts Adversely to the Merger. Clear Channel may terminate the merger agreement if any of the following occur:

        - The AMFM board withdraws, modifies or changes its recommendation of the AMFM merger proposals in a manner adverse to Clear Channel or recommends any alternative acquisition proposal to the AMFM stockholders or resolves to do any of the foregoing;

        - The AMFM board does not, within the applicable period required by law, recommend that the AMFM stockholders not tender their shares into a tender offer or exchange offer for outstanding AMFM capital stock representing 50% or more of the combined power to vote generally for the election of directors; or

        - the AMFM board fails to call or hold the AMFM stockholders' meeting as a result of its receipt of an alternative acquisition proposal.

     In the event of termination of the merger agreement and the abandonment of the merger, all obligations of the parties terminate, except the obligations of the parties respecting public announcements, confidentiality and the payment of termination fees and expenses, provided that no party will be released from liability for any breaches of the merger agreement which at a minimum will be the expenses of the non-breaching party.

     Termination Fees. AMFM will pay Clear Channel a termination fee of $700.0 million in addition to reasonably documented expenses up to $25.0 million if:

          1. AMFM terminated the merger agreement because the AMFM board decided to accept a superior acquisition proposal, as summarized in item 7 above under "-- Termination."

          2. Clear Channel terminated the merger agreement because the AMFM board acted adversely to the merger by taking or refraining from taking the actions summarized in item 9 above under "-- Termination."

          3. Clear Channel terminated the merger agreement on account of the failure to obtain the requisite approval of the AMFM stockholders, if before the AMFM stockholders' meeting, the AMFM board withdrew, modified or changed its recommendation of the merger agreement or the merger in a manner adverse to Clear Channel or resolved to do so.

          4. Clear Channel terminated the merger agreement because (A) AMFM materially breached the merger agreement, as summarized in item 5 above under "-- Termination," (B) the merger was not completed by a specified time, as summarized in item 1 above under "-- Termination," and at that time

     AMFM was materially breaching the merger agreement, as summarized in item 3 above under "-- Termination," and within 18 months after the termination,
     AMFM:

        - completes an alternative transaction with a third party,

        - enters into a binding agreement relating to an alternative transaction with a third party, or

        - a person or group acquires or has the right to acquire beneficial ownership of the outstanding stock of AMFM representing 50% or more of the combined power to vote generally for the election of directors.

     Clear Channel will pay AMFM a termination fee of $1.0 billion in addition to reasonably documented expenses up to $25.0 million if:

          1. Clear Channel terminated the merger agreement because the Clear Channel board decided to accept a superior acquisition proposal, as summarized in item 6 above under "-- Termination."

          2. AMFM terminated the merger agreement because the Clear Channel board acted adversely to the merger by taking or refraining from taking the actions summarized in item 8 under "-- Termination."

          3. AMFM terminated the merger agreement because (A) Clear Channel materially breached the merger agreement, as summarized in item 4 under "-- Termination," (B) the merger was not completed by a specified time, as summarized in item 1 under "-- Termination," and at that time Clear Channel was materially breaching the merger agreement, as summarized in item 4 under "-- Termination," or (C) Clear Channel failed to obtain the requisite approval of its stockholders, as summarized in item 3 under "-- Termination," and within 18 months after the termination, Clear Channel either:

        - completes an alternative transaction with a third party,

        - enters into a binding agreement relating to an alternative transaction with a third party, or

        - a person or group acquires or has the right to acquire beneficial ownership of the outstanding stock of Clear Channel representing 50% or more of the combined power to vote generally for the election of directors.

  Corporate Reorganization

     On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Broadcasting Partners, Inc. ("Capstar Partners") and AMFM Operating Inc. ("AMFM Operating"), through a series of related transactions, including contributions of stock and mergers of its subsidiaries. As a result of the reorganization, Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and Chancellor Media Corporation of Los Angeles ("CMCLA") were merged into Capstar Communications, Inc. ("Capstar Communications"). The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiative, became directly or indirectly owned by AMFM Operating.

     In January 2000, AMFM completed a corporate reorganization of its operating subsidiaries in order to make its organizational structure more tax efficient for franchise and state income tax purposes.

     During the second quarter of 1999, AMFM began reviewing its operations and streamlining them where possible. As of February 1, 2000, AMFM has exited its media representation business in England and has substantially completed the reorganization of its television representation divisions. Additionally, AMFM is reorganizing its radio station structure on a market basis. Finally, the corporate office functions associated with Capstar Broadcasting Corporation ("Capstar Broadcasting"), which was merged into AMFM's direct subsidiary Chancellor Mezzanine Holdings Corporation as part of the reorganization, have been merged with the AMFM corporate office.

  Sale of Outdoor Advertising Business

     AMFM's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, AMFM completed the sale to Lamar Advertising Company of all of the outstanding common stock of the subsidiaries of AMFM which held all of AMFM's assets used in its outdoor advertising business. Under the terms of the stock purchase agreement and related agreements, AMFM received cash proceeds of approximately $720.0 million which were used to repay outstanding indebtedness and 26,227,273 shares of Lamar class A common stock. AMFM owns approximately 30% of the aggregate number of outstanding shares of common stock and approximately 11% of the voting interest of Lamar as of February 1, 2000.

     Lamar, AMFM, and the controlling stockholder of Lamar entered into a stockholders agreement under which:

     - AMFM designated two members of the Lamar board of directors, increasing the size of Lamar's board to ten members;

     - AMFM agreed not to sell any of the Lamar class A common stock prior to September 16, 2000; and

     - Lamar agreed not to take any action without the prior written consent of AMFM that would result in

          (1) a change of control of Lamar, or

          (2) the acquisition or disposition of assets worth in excess of $500.0 million;

provided in each case that these restrictions do not apply to any transaction in which all of the owners of Lamar common stock cease to own any equity interest in Lamar or a successor, in any merger where all common stockholders of Lamar are entitled to statutory appraisal rights, or in any sale of substantially all of the assets of Lamar to an unaffiliated third party in which the net proceeds thereof are promptly distributed to the common stockholders of Lamar.

     In addition, Lamar and CMCLA entered into a registration rights agreement which gives AMFM the right to require Lamar to register the sale of the Lamar class A common stock under applicable securities laws in some circumstances.

  Capstar Merger

     On July 13, 1999, AMFM acquired Capstar Broadcasting through a merger of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. As a result of the Capstar merger, AMFM added 338 radio stations (239 FM and 99 AM) to its portfolio and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.2 million shares of AMFM common stock.

  Other Completed Transactions

     In addition to the sale of its outdoor advertising business and the Capstar merger, during the period from January 1, 1999 through February 1, 2000, AMFM:

     - acquired 14 radio stations (11 FM and three AM) for approximately $399.1 million in cash;

     - sold 14 radio stations (10 FM and four AM) for approximately $116.0 million in cash;

     - acquired music production libraries for approximately $8.5 million in cash; and

     - exited Katz Media's representation business in England.

  Pending Transactions

     As of February 1, 2000, AMFM had the following pending transactions:

     On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations, including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the exchange will be consummated in the second quarter of 2000.

     On January 19, 2000, AMFM entered into an agreement to exchange radio station KSKY-AM in Dallas for radio station KPRZ-FM in Colorado Springs owned by Bison Media, Inc., plus $7.5 million in cash payable by Bison Media. Although there can be no assurance, AMFM expects to complete the asset exchange in the second quarter of 2000.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the HSR Act or any approval required by the DOJ pursuant to a consent decree. AMFM believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

COMPANY STRATEGY

     AMFM's overall strategy is to enhance stockholder value by focusing on revenue and cash flow growth and the reduction of leverage through the successful operation of its radio and media representation business assets, as well as through the development of AMFM's Internet initiative as part of the AMFM New Media Group. In this regard, AMFM has built a large portfolio of radio broadcasting and related media assets which enables AMFM to deliver more options and greater value to its advertising clients. AMFM plans to continue to enhance revenue and cash flow growth by leveraging the extensive operating experience of its senior management team.

     Although AMFM's general strategies remain unchanged due to the Clear Channel merger, certain business decisions require Clear Channel's prior approval. See "-- Recent Developments -- Clear Channel -- Conduct of Business Pending the Merger."

     AMFM Radio Group Strategy. AMFM's senior management team, led by Kenneth J. O'Keefe, President, Chief Executive Officer and Chief Operating Officer of AMFM Radio Group, has extensive experience in acquiring and operating radio station groups. AMFM's business strategy is to manage each cluster of radio stations in a market as a single business unit in order to maximize the broadcast cash flow generated in each market and better meet customers' needs.

     AMFM seeks to capitalize on revenue growth and operating efficiencies through the successful integration of clusters of radio stations in a market. Management believes that radio station clusters can attract increased revenues in a market by delivering larger combined audiences to advertisers and by engaging in joint marketing and promotional activities. In addition, management expects to realize operating efficiencies through the consolidation of facilities and the creation of other economies of scale.

     AMFM also seeks to maximize station operating performance through intense market research, innovative programming and unique marketing campaigns to establish strong listener loyalty and ensure steady long-term audience share ratings. Management believes its ratings growth in many of its markets is driven by AMFM's ability to attract talented people and to continue delivering quality programming to its listeners.

     AMFM also seeks to leverage its radio expertise and platform and enhance revenue and cash flow growth through the continued expansion of its national radio network, The AMFM Radio Networks, as well as through Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

     AMFM New Media Group Strategy. AMFM's overall strategy for its media representation business is to create a leading national representation firm serving all types of electronic media. AMFM believes it can generate revenue and cash flow growth in the media representation business by expanding its market share and improving its national sales effort. Management will seek to increase market share by developing new clients, expanding operations in existing and new markets and acquiring representation contracts of its competitors. AMFM will continue to provide the highest level of quality service to its clients by offering comprehensive advertisement, planning and placement services, as well as a broad range of value-added benefits, including marketing, research, consulting and programming advisory services. AMFM will also have the ability to expand its level of service to advertisers through the growth of its unwired network of radio stations which provides advertisers with greater flexibility and the ability to target specific demographic groups or markets.

     AMFM also intends to enhance its radio station operations through AMFMi by extending the reach and presence of its radio stations on the Internet. It is expected that AMFM's Internet initiative will allow it to transform members of its weekly audience of approximately 64 million listeners into active members of locally customized communities and e-commerce buying clubs. The web sites of AMFM are being designed by AMFMi to strengthen each individual listener's relationship with the respective radio broadcast stations by providing information and interactive functionality that augment the individual user's listening experience. AMFM believes that it can take advantage of the unique opportunity to use the complementary nature of radio and the Internet to derive revenue from a variety of sources, including e-commerce, increased traditional advertising from its radio stations through a strengthened affinity between the stations and their audiences, and the sales of online advertising and online commercial sponsorships.

RADIO BROADCASTING

     The primary source of AMFM's radio revenues is the sale of broadcasting time for local, regional and national advertising. Approximately 69%, 66% and 63% of AMFM's gross radio revenues were generated from the sale of local advertising in 1997, 1998 and 1999, respectively. AMFM believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by AMFM's radio stations are based primarily on:

          (1) a station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times); and

          (2) the supply of and demand for radio advertising time.

     Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. AMFM determines the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's sales staff generates most of its local and regional advertising sales. To generate national advertising sales, AMFM engages an advertising representative for each of its stations that specializes in national sales and is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

     The following table sets forth selected information with regard to each of AMFM's 126 AM and 330 FM radio stations that it owned and operated or programmed, or for which it sold airtime, as of December 31, 1999.

                           MARKET                             AM STATIONS*   FM STATIONS*   TOTAL*
                           ------                             ------------   ------------   ------
ALABAMA
Birmingham..................................................        1              4           5
Gadsden.....................................................        1              1           2
Huntsville..................................................        2              4           6
Montgomery..................................................        0              3           3
Tuscaloosa..................................................        1              3           4
ALASKA
Anchorage...................................................        2              4           6
Fairbanks...................................................        1              3           4
ARIZONA
Phoenix.....................................................        3              5           8
Tucson......................................................        2              2           4
Yuma........................................................        1              2           3
ARKANSAS
Fayetteville................................................        0              4           4
Ft. Smith...................................................        1              3           4
CALIFORNIA
Fresno......................................................        3              6           9
Los Angeles.................................................        2              5           7(a)
Modesto/Stockton............................................        2              4           6(b)
Riverside/San Bernardino....................................        1              1           2
Sacramento..................................................        2              2           4
San Diego...................................................        0              2           2
San Francisco...............................................        2              5           7
COLORADO
Colorado Springs............................................        0              2           2
Denver......................................................        1              5           6
CONNECTICUT
Hartford....................................................        1              4           5
New Haven...................................................        0              1           1(b)
DELAWARE
Wilmington..................................................        2              2           4
FLORIDA
Ft. Pierce/Stuart/Vero Beach................................        1              4           5
Melbourne/Titusville/Cocoa Beach............................        2              3           5
Miami/Ft. Lauderdale........................................        1              0           1
Orlando.....................................................        0              4           4
Pensacola...................................................        0              3           3
GEORGIA
Savannah....................................................        2              4           6
HAWAII
Honolulu....................................................        3              4           7
ILLINOIS
Chicago.....................................................        1              5           6
Springfield.................................................        1              2           3
INDIANA
Indianapolis................................................        1              2           3
IOWA
Cedar Rapids................................................        0              3           3
Des Moines..................................................        1              2           3
KANSAS
Wichita.....................................................        0              4           4

                           MARKET                             AM STATIONS*   FM STATIONS*   TOTAL*
                           ------                             ------------   ------------   ------
LOUISIANA
Alexandria..................................................        1              3           4
Baton Rouge.................................................        3              3           6
Shreveport..................................................        1              2           3
MARYLAND
Frederick...................................................        1              1           2
MASSACHUSETTS
Boston......................................................        1              2           3
Springfield.................................................        1              2           3
Worcester...................................................        1              1           2
MICHIGAN
Battle Creek/Kalamazoo......................................        2              2           4
Detroit.....................................................        2              5           7
Grand Rapids................................................        1              3           4
MINNESOTA
Minneapolis/St. Paul........................................        2              5           7
MISSISSIPPI
Biloxi......................................................        0              2           2
Jackson.....................................................        1              4           5
NEBRASKA
Lincoln.....................................................        0              4           4
Ogallala....................................................        1              2           3
Omaha/Council Bluffs........................................        1              3           4
NEW HAMPSHIRE
Manchester..................................................        1              1           2
Portsmouth/Dover/Rochester..................................        3              4           7
NEW MEXICO
Farmington..................................................        1              4           5(b)
NEW YORK
Albany/Schenectady/Troy.....................................        2              4           6
Nassau/Suffolk (Long Island)................................        1              1           2
New York City...............................................        0              5           5
NORTH CAROLINA
Asheville...................................................        1              1           2
Charlotte...................................................        0              3           3
Greensboro..................................................        1              2           3
Raleigh.....................................................        0              4           4
Statesville.................................................        1              1           2
OHIO
Cincinnati..................................................        2              2           4
Cleveland...................................................        3              4           7
OKLAHOMA
Lawton......................................................        0              2           2
PENNSYLVANIA
Allentown...................................................        2              2           4
Harrisburg/Lebanon/Carlisle.................................        1              3           4
Philadelphia................................................        1              5           6
Pittsburgh..................................................        1              5           6
PUERTO RICO.................................................        0              8           8(d)
RHODE ISLAND
Providence..................................................        1              2           3
SOUTH CAROLINA
Columbia....................................................        2              4           6
Greenville..................................................        1              3           4

                           MARKET                             AM STATIONS*   FM STATIONS*   TOTAL*
                           ------                             ------------   ------------   ------
TENNESSEE
Jackson.....................................................        1              2           3
Nashville...................................................        1              4           5
TEXAS
Amarillo....................................................        1              3           4
Austin......................................................        1              3           4
Beaumont....................................................        1              3           4
Corpus Christi..............................................        2              4           6
Dallas......................................................        1              5           6
Houston.....................................................        3              5           8
Killeen.....................................................        0              3           3(c)
Lubbock.....................................................        2              4           6
Lufkin......................................................        1              3           4
Odessa/Midland..............................................        0              3           3
Texarkana...................................................        1              3           4
Tyler.......................................................        1              4           5
Victoria....................................................        0              2           2
Waco........................................................        1              4           5
VERMONT
Burlington..................................................        1              3           4(e)
VIRGINIA
Richmond....................................................        0              4           4
Roanoke/Lynchburg...........................................        2              7           9
Winchester..................................................        1              2           3
WASHINGTON
Richland/Kennewick/Pasco....................................        2              4           6(f)
Spokane.....................................................        2              4           6(b)
WASHINGTON DC...............................................        3              5           8
WEST VIRGINIA/KENTUCKY
Huntington/Ashland..........................................        5              5          10(e)
Wheeling....................................................        2              5           7(b)
WISCONSIN
Madison.....................................................        2              4           6
Milwaukee...................................................        1              1           2
                                                                  ---            ---         ---
                                                                  126            330         456
                                                                  ===            ===         ===

---------------

 * AMFM currently contemplates that AMFM and Clear Channel will be required to divest between 110 and 115 radio stations in the aggregate to obtain antitrust and FCC approval of the merger.

(a) Includes one FM and one AM station programmed pursuant to a local marketing agreement. AMFM does not own the FCC licenses.

(b) Includes one FM station programmed pursuant to a local marketing agreement. AMFM does not own the FCC license.

(c) Includes one FM station on which AMFM sells the commercial time pursuant to a joint sales agreement. AMFM does not own the FCC license.

(d)  Includes eight FM stations that were sold subsequent to December 31, 1999.

(e) Includes one AM station programmed pursuant to a local marketing agreement. AMFM does not own the FCC license.

(f) Includes two FM stations and two AM stations that were sold subsequent to December 31, 1999 and two FM stations programmed pursuant to a local marketing agreement which was assigned to a third party subsequent to December 31, 1999.

MEDIA REPRESENTATION

     AMFM's Katz Media representation operations generate revenues primarily through contractual commissions realized from the sale of national spot advertising air time. National spot advertising is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz Media represents its media clients pursuant to media representation contracts which typically have terms of up to ten years in initial length. In connection with the substantial consolidation that has occurred in the broadcast industry in recent years and the development of large client station groups, the frequency of representation contract "buyouts" has increased. These buyouts occur because station groups have tended to negotiate exclusive, long-term representation contracts with a single media representation firm covering all of the station group's stations, including stations acquired after the date of the representation contract. In the event that one of the station group's stations is sold to an owner represented by a different firm, representation contracts are frequently bought out by the successor representation firm. Katz Media generally amortizes the cost of acquiring new representation contracts associated with a buyout over the expected benefit period, and recognizes the gain on the disposition of representation contracts on the effective date of the buyout agreement.

EMPLOYEES

     As of February 1, 2000, AMFM had approximately 8,200 full-time employees and approximately 3,000 part-time employees. Approximately 270 employees are represented by unions. AMFM believes that it has good relations with its employees and these unions.

     AMFM employs several high-profile on-air personalities who have large, loyal audiences in their respective markets. AMFM believes that its relationships with its on-air talent are valuable, and it generally enters into employment agreements with these individuals.

COMPETITION

     AMFM's lines of business are in highly competitive industries. AMFM's radio broadcasting stations compete for audiences and advertising revenues with other radio stations, as well as a wide variety of other media, including broadcast and cable television and newspapers, billboards, magazines and other print media such as direct mail.

     The success of each of AMFM's stations is dependent, to a significant degree, upon its audience ratings and share of the overall advertising revenue within its market. AMFM's radio stations compete for listeners and advertising revenues directly with other radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring on-air talent that appeals to a particular demographic group. By building a strong listener base composed of a specific demographic group in each of its markets, AMFM is able to attract advertisers who seek to reach those listeners. AMFM also competes with other broadcasting operators for acquisition opportunities, and prices for radio stations in major markets have increased significantly in recent periods. To the extent that the rapid pace of consolidation in the radio broadcasting industry continues, certain competitors may emerge with larger portfolios of major market radio stations, greater ability to deliver large audiences to advertisers and more access to capital resources than does AMFM. The audience ratings and market share for AMFM are and will be subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of its stations located in that market. There can be no assurance that any one of AMFM's stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, direct broadcast satellite ("DBS") systems, the Internet, personal communications services and other digital audio broadcasting formats to local and national audiences. In addition, the FCC has awarded licenses for a new satellite-delivered Digital Audio Radio Service ("DARS"). These actions may result in the introduction of several new national or regional satellite radio services with sound quality equivalent to compact discs. Another possible competitor to traditional radio is In-Band On-Channel(TM) ("IBOC") digital radio. IBOC could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. AMFM cannot predict at this time the effect, if any, that any such new technologies may have on the radio broadcasting industry.

     The FCC has recently adopted new rules authorizing the operation of low power radio stations within the existing FM band. Low power radio stations will operate at power levels below that of full power FM radio stations, such as those owned by AMFM. It is not possible to predict what effect, including interference effect, low power radio stations will have on the operations of AMFM's radio stations or on its ability to engage in digital transmission of its radio programming.

     The media representation business is also highly competitive, both in terms of competition to gain client stations and to sell air time to advertisers. AMFM's media representation business competes not only with other independent and network media representatives but also with direct national advertising. AMFM's only significant competitor in the national spot radio representative industry is Interep National Radio Sales, Inc., a national firm dedicated solely to the representation of radio stations. Katz also competes on behalf of its clients for advertising dollars with other media such as newspapers and magazines, outdoor advertising, transit advertising, direct response advertising, yellow page directories and point of sale advertising.

     AMFMi competes with a number of entities focused on music and/or locality attempting to increase their respective reach via the Internet while offering competitive products and services including the sale of online advertising and direct-to-consumer sales of music and other products. These competing companies include: Amazon, AOL (including Digital Cities), CBS (including CBS.com, Country.com, SportsLine.com, MarketWatch.com, and the corresponding on-line presence of the Infinity broadcasting properties), Ticketmaster
Online -- CitySearch, CMGI (including AltaVista, iCAST, Magnitude Network and MyWay.com), Excite@Home, General Electric (including NBC.com, CNBC.com, MSNBC.com, NBC Internet, Snap.com and Xoom.com), Lycos, Microsoft (including the MSN sites), Time Warner (including Entertaindom and Roadrunner), Viacom (including MTVi), Walt Disney Co. (including the Go Network sites) and Yahoo! (including GeoCities and Yahoo!broadcast).

CERTAIN REGULATORY MATTERS

  FCC Regulation

     Introduction. The ownership, operation, purchase and sale of radio broadcast stations, including those licensed to subsidiaries of AMFM, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act. Matters subject to FCC oversight include, but are not limited to:

     - the assignment of frequency bands for broadcast radio;

     - the approval of a radio station's frequency, location and operating power;

     - the issuance, renewal, revocation or modification of a radio station's FCC license;

     - the approval of changes in the ownership of a radio station or control of a radio station's licensee;

     - the regulation of equipment used by radio stations; and

     - the adoption and implementation of regulations and policies concerning the ownership and operation of radio stations.

     The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a radio station for violations of the FCC's rules and regulations.

     The following is a brief summary of certain provisions of the Communications Act and FCC rules and policies. Reference should be made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     Ownership. Under the foreign ownership restrictions of the Communications Act, a broadcast license may not be held by a foreign national, a foreign government, a foreign corporation, or any representative thereof. No more than 20% of the capital stock of a corporation that holds a broadcast license may be owned or voted by foreign interests. And absent a prior grant of special authority by the FCC, no more than 25% of the capital stock of a company that directly or indirectly controls a broadcast licensee may be owned or voted by foreign interests.

     The Communications Act and the FCC rules also limit the number of commercial radio stations an entity may own in a single market. These rules preclude AMFM from acquiring certain stations it might otherwise seek to acquire, and from selling stations in a market to a buyer that has reached its ownership limit in the market. The local ownership limits are as follows:

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

     Under the FCC's ownership attribution rules, interests held by officers, directors and certain voting stockholders of a broadcast company in broadcast stations not owned by that company must be counted as if they were owned by the company for purposes of applying the FCC's multiple ownership rules. Thomas O. Hicks and certain others have attributable interests both in AMFM and in television stations licensed to subsidiaries of LIN Television Corporation ("LIN") and Sunrise Television Corp. ("Sunrise"). Thus, AMFM is subject to the FCC's TV/radio cross-ownership rule, which limits the number of radio stations that may be commonly owned with a television station operating in the same market. The limit varies from as few as one radio station to as many as seven, depending primarily on how many independently owned media voices there are in the market (as defined by the FCC). In any given market the TV/radio limit may restrict AMFM to fewer radio stations than AMFM would otherwise be permitted to own under the local radio ownership rules described above. There are currently seven markets where AMFM owns radio stations and LIN or Sunrise (or a Sunrise affiliate) owns television stations. In all such markets, the number of radio stations owned by AMFM either complies with the limit imposed by the TV/radio cross-ownership rule or has been expressly authorized by the FCC under a waiver of the rule that will remain in effect at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. In any event, proposals are currently pending to restructure LIN and Sunrise so that Thomas O. Hicks and others with attributable interests in AMFM would no longer be attributable to LIN or Sunrise. Upon effectuation of those proposed restructurings, which must first be approved by the FCC, AMFM would no longer be subject to a TV/radio cross-ownership limit in any market (but would remain subject to the radio local ownership limits).

     In general, there can be no assurance that the FCC's existing broadcast ownership rules or any newly adopted rules will not have a negative effect on the future acquisition strategy, business, financial condition and results of operations of AMFM.

     License Assignments and Transfers. The Communications Act prohibits the assignment or transfer of control of an FCC license without the prior consent of the FCC. In reviewing applications for license transfers and any related petitions to deny or other objections, the FCC considers whether the proposed transfer will serve the public interest, including whether the proposed transferee has the requisite legal and financial qualifications to operate the licensed entities and whether the transaction would violate the FCC's multiple ownership rules. In this connection, the FCC has indicated in recent public notices (including notices issued in connection with the proposed Clear Channel merger) that in evaluating whether a proposed license transfer would serve the public interest the FCC may consider, among other things, whether the transfer would give the acquiring party an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of ownership. It is not clear how the FCC will proceed in this area or how any policy it may adopt will interact with the review of similar issues by the DOJ and the FTC. See "-- Federal Antitrust Laws."

     Upon review of the transfer application and any related petitions or objections, the FCC may grant the application unless it finds that there is a substantial and material question of fact as to whether a grant would serve the public interest, in which case it must designate the application for a hearing on the issues raised by the application. Following such a hearing, the FCC may either grant or deny the application. Once an application is granted, the parties are free to consummate the transaction. However, parties in interest may seek reconsideration of the grant or, when the grant is made by the FCC's staff under delegated authority, may seek review of the grant by the full FCC. Moreover, any "person who is aggrieved or whose interests are adversely affected", as such terms are defined in Section 402(b) of the Communications Act, may appeal the FCC's approval of the transfer to the U.S. Court of Appeals for the District of Columbia Circuit. In addition, under certain circumstances, the FCC may reconsider its approval at the request of a third party or on its own motion. If the parties decide to consummate the transaction before the deadlines for reconsideration or appeal have passed or before any reconsideration or appeal proceedings have been completed, they assume the risk that the FCC's approval could be reversed or modified by the FCC or a reviewing court.

     License Term; Renewal. Radio broadcast licenses are granted for maximum terms of eight years and may be renewed on application to the FCC. The FCC will ordinarily renew broadcast licenses for the maximum eight-year term, but may grant renewals for shorter terms in particular circumstances, such as those involving serious violations of FCC rules by the licensee.

     In determining whether to renew a broadcast license, the FCC mainly considers whether the renewal applicant has complied with the FCC's various rules governing ownership, programming, technical operation, and FCC reporting. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether:

     - the station has served the public interest, convenience and necessity;

     - the licensee has committed serious violations of the Communications Act or the FCC rules; or

     - the licensee has committed other violations that, taken together, constitute a pattern of abuse.

     Interested parties, including members of the public, may file petitions to deny license renewals, raising such issues. The FCC must grant a renewal application if it finds that the licensee has served the public interest, has not committed any serious violation of FCC requirements, and has not committed a pattern of violations that would constitute abuse. If the licensee fails to meet that standard and does not show mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application. Only after a license renewal application is denied will the FCC accept and consider applications from other parties for the vacated frequency.

     Historically, the vast majority of FCC licenses have routinely been renewed. AMFM believes that its licenses will be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of any licenses could have a material adverse effect on AMFM.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications and technical operations, including limits on human exposure to radio frequency radiation. The broadcast of obscene and indecent material and the advertisement of contests and lotteries are regulated by FCC rules, as well as by state and other federal laws. In addition, the FCC has recently adopted EEO rules requiring broadcast licensees to file employment data annually with the FCC and to implement outreach efforts designed to broaden the pool of employment applicants.

     Time Brokerage Agreements. Over the past several years, a number of radio stations, including certain of AMFM's stations, have entered into what commonly are referred to as "Time Brokerage Agreements," or "TBAs" (certain types of these agreements also are known as "Local Marketing Agreements," or "LMAs"). These agreements may take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and other operations of its own station and compliance with the requirements of antitrust laws. One typical form of TBA is a programming agreement between two separately-owned radio stations that serve a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station (subject to ultimate editorial and other controls being exercised by the latter licensee), and sells advertising time during those program segments. Such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. The FCC's multiple ownership rules specifically permit radio station TBAs, but provide that a licensee or a radio station that provides the programming for more than 15% of the weekly broadcast time on another station in the same market will be considered to have an attributable ownership interest in that station for purposes of the FCC's multiple ownership rules. As a result, a broadcast station may not enter into a TBA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. As of December 31, 1999, AMFM was programming eleven stations under TBAs.

     Joint Sales Agreements. AMFM has cooperative arrangements known as JSAs with certain other radio stations. Under the typical JSA, a station licensee obtains for a fee the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting and "back office" services to the station whose advertising is being sold. Unlike a TBA, a JSA normally does not involve programming.

     The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore, does not generally regulate joint sales practices between stations. Stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee as long as the JSA deals primarily with the sale of advertising time and does not contain terms making it functionally equivalent to a TBA.

     Recent Developments, Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of AMFM's broadcast properties. In addition to the changes and proposed changes noted above, these matters include, for example:

     - spectrum use fees;

     - political advertising rates;

     - restrictions on the advertising of certain products like hard liquor, beer and wine;

     - changes to broadcast technical requirements;

     - proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines;

     - proposals to limit the tax deductibility of advertising expenses by advertisers; and

     - proposals to auction to the highest bidder the right to use the radio broadcast spectrum, instead of granting FCC licenses and subsequent license renewals.

     Other matters that could affect AMFM's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry.

     The FCC has licensed two entities to provide a new technology, DARS, to deliver audio programming by satellite. The FCC is also considering various proposals for terrestrial DARS. DARS may provide a medium for the delivery of multiple new audio programming formats to local and national audiences with sound quality equivalent to compact discs. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

     The FCC currently is also considering authorizing the use of IBOC technology for radio stations. IBOC technology would permit an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding IBOC technology and what effect such regulations would have on AMFM's business or the operations of its radio stations.

     The FCC has recently adopted new rules authorizing the operation of low power radio stations within the existing FM band. Low power radio stations will operate at power levels below that of full power FM radio stations, such as those owned by AMFM. It is not possible to predict what effect, including interference effect, low power radio stations will have on the operations of AMFM's radio stations or on its ability to engage in digital transmission of its radio programming.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or the regulations and policies of the FCC. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. It is not possible at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on AMFM's broadcast operations.

  Federal Antitrust Laws

     General. The FTC and the Antitrust Division of the DOJ are authorized to evaluate proposed broadcast station acquisitions under the federal antitrust laws. The DOJ has assumed primary responsibility for evaluating transactions involving radio stations and has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, the DOJ has investigated transactions that do not meet or exceed these benchmarks, and has cleared transactions that do exceed these benchmarks.

     At any time prior to or after the consummation of the Clear Channel merger, the DOJ or the FTC could take action under the federal antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the merger or seeking the divestiture of substantial assets of AMFM or Clear Channel. In addition, state antitrust authorities and private parties in certain circumstances may bring legal action under the antitrust laws seeking to enjoin the merger or seeking divestiture of assets of AMFM or Clear Channel. There can be no assurances that a challenge to the merger on antitrust grounds will not be made or, if a challenge is made, what the outcome of the challenge will be.

     HSR Act. For an acquisition meeting certain size thresholds, the HSR Act and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. AMFM and Clear Channel, as well as affiliates of Hicks Muse and AMFM, have filed all appropriate Notification and Report Forms with the Antitrust Division of the DOJ and the FTC with respect to the Clear Channel merger.

     The DOJ has issued requests for additional information ("Second Requests") to AMFM, Clear Channel, Hicks Muse, and affiliates of AMFM and is reviewing the potential effects of the Clear Channel merger on competition in the markets where the combined company will operate. Although Clear Channel and AMFM initiated discussions with the DOJ staff soon after the Clear Channel merger was announced to attempt to resolve DOJ antitrust concerns quickly, the DOJ process can be a lengthy one. In large transactions such as the Clear Channel merger, obtaining requisite regulatory clearance can sometimes take more than one year. Furthermore, there is no guarantee that the negotiations with the DOJ will be successful. If the DOJ determines that the Clear Channel merger will substantially reduce competition, it can challenge all or certain aspects of the merger and seek to block the merger or impose restrictive conditions on the merger. Until the parties to the Clear Channel merger either (1) arrange and complete satisfactory divestitures to qualified parties, (2) comply with the Second Requests and have the HSR waiting period expire without a court injunction, or (3) enter into a consent decree with the DOJ whereby Clear Channel would agree to complete the divestiture of agreed upon assets within a specified period of time following a merger, the Clear Channel merger cannot be completed. While Clear Channel agreed in the merger agreement to take any such action as may be necessary to timely complete the merger, the parties currently hope to resolve the antitrust issues without entering into any consent decrees.

     The DOJ is evaluating the competitive effects of the Clear Channel merger in several different areas including radio, television and outdoor advertising. There is no guarantee that the DOJ will not raise concerns in other areas.

     From the outset it was recognized that the Clear Channel merger would result in the combined company exceeding FCC and DOJ radio station ownership limitations in a number of geographical areas. AMFM and Clear Channel estimate that they may have to divest between 110 and 115 radio stations in the aggregate to comply with the FCC and DOJ numerical limits, but the number could be substantially higher and the DOJ could require operating restrictions on the merged entity's radio interests. The DOJ has also raised questions about Clear Channel's and AMFM's passive interests in two different Spanish Language radio companies. Clear Channel owns a 26% passive interest in Hispanic Broadcasting Company and AMFM owns a 15% passive interest in Z-Spanish Media Corporation. It is possible that the DOJ will require Clear Channel and/or AMFM to dispose of their interest in one or both of these companies, sell additional individual radio stations or impose certain operating restrictions on the merged entity.

     The DOJ has raised questions about television overlaps in two markets. Clear Channel and Hicks Muse television companies both own television stations in the Providence, Rhode Island area. Furthermore, in Wichita, Kansas, Clear Channel owns one station and programs another, and a Hicks Muse television company is currently programming a third station with an option to buy it. It is possible that the DOJ will require the parties to divest one or more of its television stations in these markets or to undertake other operating restrictions or organizational limitations.

     The DOJ has raised antitrust concerns regarding the potential overlap between Clear Channel's current ownership of outdoor advertising assets and AMFM's approximate 30% ownership (11% voting) interest in Lamar, which also has significant outdoor advertising assets. It is possible that the DOJ will require Clear Channel or AMFM to dispose of AMFM's interest in Lamar, sell outdoor assets in overlapping markets, or agree to various operating restrictions.

     TBAs and JSAs. As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that if TBAs, JSAs and other similar agreements, entered into in connection with radio station transfers, take effect prior to the expiration of the waiting period under the HSR Act, they could violate the HSR Act. Furthermore, the DOJ has noted that JSAs may raise antitrust concerns under Section 1 of the Sherman Act and has challenged JSAs in certain locations.

ITEM 2. PROPERTIES

     AMFM's corporate headquarters is located in Dallas, Texas. The types of properties required to support each of AMFM's radio stations and media representation business include offices, studios, transmitter sites, antenna sites and production facilities.

     A radio station's studio is generally housed with its office in a downtown or business district. A radio station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage. The media representation business operates out of 54 sales offices throughout the United States.

     The offices and studios of AMFM's corporate headquarters, radio stations and media representation business are located in leased or owned facilities. These leases generally have expiration dates that range from one to thirteen years. AMFM either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from one to thirty years. AMFM does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. AMFM owns substantially all of the studio and other equipment used in its radio broadcasting business.

     No one property is material to AMFM's overall operations. AMFM believes that its properties are in good condition and suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

     On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository stockholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of approximately $0.2 million. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are AMFM, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. AMFM believes that the lawsuit is without merit and intends to vigorously defend the action.

     AMFM is also involved in various other claims and lawsuits which are generally incidental to its business. AMFM is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On November 12, 1999, AMFM Operating completed a consent solicitation and cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75% in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

     (b) On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E cumulative exchangeable preferred stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. Holders of 92% of the outstanding shares of 12 5/8% Series E cumulative exchangeable preferred stock as of the record date for the consent solicitation consented to the proposed modifications and received consent payments of $0.25 per share of preferred stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     AMFM sold no equity securities during 1999 other than pursuant to transactions that were registered under the Securities Act of 1933.

     AMFM common stock, par value $.01 per share, was quoted on The Nasdaq Stock Market's National Market under the symbol "AMFM" through the close of business on July 13, 1999. Beginning on July 14, 1999, AMFM common stock has been traded on the New York Stock Exchange under the symbol "AFM." As of March 10, 2000, 216,402,230 shares of AMFM common stock were outstanding and were held of record by 338 holders. The following table sets forth, on a per share basis, for the periods indicated, the high and low closing sale prices per share of AMFM common stock as reported by The Nasdaq Stock Market and the New York Stock Exchange. The market prices have been adjusted to reflect a two-for-one stock split in January 1998.

YEAR                                                           HIGH     LOW
----                                                          ------   ------
1998:
  First Quarter.............................................  $49.13   $32.69
  Second Quarter............................................   51.00    40.19
  Third Quarter.............................................   57.25    24.13
  Fourth Quarter............................................   47.88    23.94
1999:
  First Quarter.............................................  $57.94   $40.75
  Second Quarter............................................   57.25    46.63
  Third Quarter.............................................   60.75    46.44
  Fourth Quarter............................................   78.25    62.81

     AMFM has not declared a cash dividend on its common stock since it became a public company. AMFM is not permitted to pay any dividends by the terms of the Clear Channel merger agreement. Furthermore, since AMFM is a holding company, the only way it can pay dividends in the future is by indirectly receiving funds from AMFM Operating, AMFM's principal operating subsidiary. AMFM Operating is restricted from paying dividends by the terms of its debt instruments.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated historical financial data presented below has been derived from the annual audited consolidated financial statements of AMFM for, and as of the end of, each of the years in the five-year period ended December 31, 1999. The consolidated historical financial results of AMFM are not comparable from year to year because of the various acquisitions and dispositions by AMFM during the periods covered. This data should be read in conjunction with the consolidated financial statements of AMFM and with the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II -- Item 7 herein.

     EBITDA, before non-cash and non-recurring charges consists of operating income excluding depreciation and amortization and non-cash and non-recurring charges. Although EBITDA, before non-cash and non-recurring charges is not calculated in accordance with generally accepted accounting principles, AMFM believes that EBITDA, before non-cash and non-recurring charges is widely used by analysts, investors and others in the broadcast industry as a measure of operating performance. In addition, EBITDA, before non-cash and non-recurring charges is one of the financial measures by which certain covenants under AMFM's indentures governing its long-term indebtedness are calculated. EBITDA, before non-cash and non-recurring charges, eliminates the non-cash effect of considerable amounts of depreciation and amortization primarily resulting from the significant number of recent acquisitions. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining AMFM's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA, before non-cash and non-recurring charges does not take into account AMFM's debt service requirements and other commitments and, accordingly, EBITDA, before non-cash and non-recurring charges is not necessarily indicative of amounts that may be available for reinvestment in AMFM's business or other discretionary uses. In addition, AMFM's calculation of EBITDA, before non-cash and non-recurring charges is not necessarily comparable to similarly titled measures reported by other companies.

                                                                   YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 1995         1996         1997          1998          1999
                                               ---------   ----------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Gross revenues.............................  $ 186,365   $  337,405   $   663,804   $ 1,440,357   $ 2,232,765
  Net revenues...............................    162,931      293,850       582,078     1,273,856     1,977,888
  Operating expenses.........................     97,674      174,344       316,248       682,061     1,048,711
  Depreciation and amortization..............     47,005       93,749       185,982       446,338       732,233
  Corporate general and administrative.......      4,475        7,797        21,442        36,722        57,559
  Non-cash and non-recurring charges(1)......         --           --            --        63,661        88,272
                                               ---------   ----------   -----------   -----------   -----------
  Operating income...........................     13,777       17,960        58,406        45,074        51,113
  Interest expense, net......................     19,144       37,050        83,095       201,486       416,037
  Gain on disposition of assets..............         --           --       (18,380)     (123,845)     (221,312)
  Gain on disposition of representation
    contracts................................         --           --            --       (32,198)      (18,173)
  Other (income) expense, net................        291           --           383        (3,221)           --
                                               ---------   ----------   -----------   -----------   -----------
  Income (loss) before income taxes..........     (5,658)     (19,090)       (6,692)        2,852      (125,439)
  Income tax expense (benefit)...............        192       (2,896)        7,802        33,751        (6,391)
  Dividends and accretion on preferred stock
    of subsidiaries..........................         --           --        12,901        17,601        11,846
                                               ---------   ----------   -----------   -----------   -----------
  Loss before equity in net loss of
    affiliates and minority interest and
    extraordinary item.......................     (5,850)     (16,194)      (27,395)      (48,500)     (130,894)
  Equity in net loss of affiliates and
    minority interest........................         --           --            --            --        27,651
                                               ---------   ----------   -----------   -----------   -----------
  Loss before extraordinary item.............     (5,850)     (16,194)      (27,395)      (48,500)     (158,545)
  Extraordinary loss, net of income tax
    benefit(2)...............................         --           --         4,350        47,089        15,142
                                               ---------   ----------   -----------   -----------   -----------
  Net loss...................................     (5,850)     (16,194)      (31,745)      (95,589)     (173,687)
  Preferred stock dividends..................      4,830        3,820        12,165        25,670        15,936
                                               ---------   ----------   -----------   -----------   -----------
  Net loss attributable to common
    stockholders.............................  $ (10,680)  $  (20,014)  $   (43,910)  $  (121,259)  $  (189,623)
                                               =========   ==========   ===========   ===========   ===========
  Basic and diluted loss per common share
    before extraordinary item................  $    (.26)  $     (.33)  $      (.41)  $      (.54)  $     (1.01)
                                               =========   ==========   ===========   ===========   ===========
  Basic and diluted loss per common share....  $    (.26)  $     (.33)  $      (.46)  $      (.88)  $     (1.10)
                                               =========   ==========   ===========   ===========   ===========
  Weighted average common shares
    outstanding(3)...........................     41,442       60,414        95,636       137,979       172,967
CONSOLIDATED BALANCE SHEET DATA AT YEAR-END:
  Working capital............................  $  30,556   $   41,421   $   112,724   $   188,193   $   390,264
  Intangible assets, net.....................    458,787      853,643     4,404,443     5,056,047    10,346,005
  Total assets...............................    552,347    1,020,959     4,968,875     7,227,907    12,865,808
  Long-term debt (including current
    portion).................................    201,000      358,000     2,573,000     4,096,000     5,890,217
  Redeemable preferred stock.................         --           --       331,208            --       151,982
  Stockholders' equity.......................    304,577      549,411     1,480,207     2,391,830     4,759,583
OTHER FINANCIAL DATA:
  EBITDA, before non-cash and non-recurring
    charges..................................  $  60,782   $  111,709   $   244,388   $   555,073   $   871,618
CASH FLOWS RELATED TO:
  Operating activities.......................  $  39,693   $   47,481   $   139,514   $   267,631   $   247,080
  Investing activities.......................   (192,112)    (461,938)   (1,423,009)   (2,291,169)      129,512
  Financing activities.......................    154,633      414,087     1,297,019     2,019,210      (329,571)

         See accompanying notes to Selected Consolidated Financial Data

                           AMFM INC. AND SUBSIDIARIES

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) For 1998, consists of a one-time charge related to the resignation of Scott
    K. Ginsburg as President and Chief Executive Officer and Matthew E. Devine as Senior Vice President and Chief Financial Officer and new employment agreements entered into with certain members of executive management. For 1999, consists of $31.3 million related to the write-off of transaction costs in conjunction with the termination of the LIN Television Corporation and Petry Media Corporation acquisitions, executive severance and other costs related to the executive management realignment and various internal costs related to the Capstar and Clear Channel mergers. Additional 1999 charges of $50.6 million related to (i) the costs to terminate employees and close certain facilities in connection with the implementation of AMFM's market strategy and (ii) the costs associated with AMFM's decision to focus primarily on domestic radio and new media operations including: personnel costs related to the sale of AMFM's outdoor advertising business, legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures, and developmental costs associated with the Galaxy(TM) system and Star Performance Group, AMFM's proprietary traffic system and sales training program, and with AMFMi. Non-cash compensation expense of $6.4 million was recorded in 1999 related to stock options granted to employees.

(2) Extraordinary losses consist of after tax charges incurred in connection with various refinancings.

(3) Gives effect to the two-for-one common stock split effected in the form of a stock dividend paid on January 12, 1998 and to the three-for-two common stock split effected in the form of a stock dividend paid on August 26, 1996, retroactively adjusted for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On October 2, 1999, AMFM and Clear Channel entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Pursuant to the Telecommunications Act of 1996, the HSR Act and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest between 110 and 115 radio stations in the aggregate to obtain antitrust and FCC approval for the merger. At March 13, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4.3 billion. Of these stations, 65 are owned and operated by AMFM. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000. In accordance with the terms of the Clear Channel merger agreement, certain business decisions of AMFM require Clear Channel's prior approval. See "Business -- Recent Developments -- Clear Channel -- Conduct of Business Pending the Merger" set forth in Part I -- Item 1 herein.

     AMFM's portfolio of radio stations that it owned and operated or programmed, or for which it sold airtime, as of December 31, 1997, 1998 and 1999 follows:

                                                             NUMBER OF STATIONS
                                                     MSA     ------------------
MARKET                                             RANK(1)   1997   1998   1999
------                                             -------   ----   ----   ----
Los Angeles......................................     1        5      5      7
New York.........................................     2        4      5      5
Chicago..........................................     3        7      7      6
San Francisco....................................     4        7      7      7
Dallas/Ft. Worth.................................     5        4      6      6
Washington, D.C. ................................     6        8      8      8
Atlanta..........................................     7        1      1     --
Houston..........................................     8        4      8      8
Philadelphia.....................................     9        6      6      6
Boston...........................................    10        3      3      3
Detroit..........................................    11        7      7      7
Miami/Ft. Lauderdale.............................    12        2      2      1
Denver...........................................    14        5      6      6
Minneapolis/St. Paul.............................    15        7      7      7
Phoenix..........................................    16        6      8      8
San Diego........................................    17       --      2      2
Cincinnati.......................................    18        4      4      4
Cleveland........................................    23       --      1      7
Orlando..........................................    24        4      4      4
Charlotte........................................    25       --     --      3
Pittsburgh.......................................    26        2      6      6
Sacramento.......................................    27        4      4      4
Puerto Rico......................................    28       --      8      8
Indianapolis.....................................    31       --     --      3
Raleigh..........................................    33       --     --      4
Milwaukee........................................    34       --     --      2
Austin...........................................    36       --     --      4
Hartford.........................................    37       --     --      5
Nashville........................................    38       --     --      5
Richmond.........................................    47       --     --      4
Nassau/Suffolk (Long Island).....................    48        2      2      2
Birmingham.......................................    49       --     --      5
Greensboro.......................................    50       --     --      3
Other markets....................................              4      2    296
                                                              --    ---    ---
          Total..................................             96    119    456
                                                              ==    ===    ===

---------------

(1) Metropolitan Statistical Area ("MSA") rank obtained from BIA Research, Inc. (current as of December 31, 1999), based upon 1998 gross revenue for the indicated markets.

     Reflecting announced transactions as of February 1, 2000, the AMFM radio portfolio consisted of 442 radio stations (319 FM and 123 AM) in 99 markets.

     AMFM significantly increased its radio broadcasting presence upon completion of the Capstar merger on July 13, 1999, which added 338 radio stations (239 FM and 99 AM) to AMFM's portfolio. AMFM entered the media representation business with the acquisition of Katz Media in October 1997. AMFM's outdoor advertising business, which was formed on July 31, 1998, was sold to Lamar on September 15, 1999.

     AMFM's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that AMFM has completed. For a discussion of the various transactions completed and agreements entered into since January 1, 1997 as part of AMFM's acquisition strategy, see Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     See Note 17 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on AMFM's operating segments.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     AMFM Radio Group net revenues for the year ended December 31, 1999 increased 58.0% to $1.7 billion compared to $1.1 billion for the year ended December 31, 1998. AMFM Radio Group operating expenses for 1999 increased 55.4% to $856.4 million compared to $551.0 million in 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein and overall net operational improvements, as evidenced by the increase in AMFM Radio Group's direct operating margin from 47.9% in 1998 to 48.7% in 1999. Additional factors contributing to the increase included higher revenues from dot-com clients, the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999 and improved results for stations which were re-programmed with Jammin' Oldies. On a pro forma basis for all stations owned and operated as of December 31, 1999, net revenues increased 14.9% during 1999 compared to 1998 and pro forma net operating expenses increased 9.7%.

     AMFM New Media Group net revenues for the year ended December 31, 1999 increased 2.9% to $198.3 million compared to $192.8 million for the year ended December 31, 1998. AMFM New Media Group operating expenses for 1999 increased 6.5% to $139.7 million compared to $131.1 million in 1998. The increase in net revenues and operating expenses was primarily attributable to the acquisition of Prophet Systems in 1999 in conjunction with the Capstar merger. Prophet Systems provides the hardware necessary for the utilization of StarSystem(TM), and Prophet Systems generated $6.1 million in revenues from the sale of hardware to third parties.

     AMFM's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, AMFM completed the sale of its outdoor advertising business to Lamar. AMFM's outdoor advertising business had net revenues of $47.6 million and $156.6 million for the years ended December 31, 1998 and 1999, respectively, and operating expenses of $23.5 million and $84.6 million for the years ended December 31, 1998 and 1999, respectively.

     Depreciation and amortization for 1999 increased 64.1% to $732.2 million compared to $446.3 million in 1998. The increase is due to the impact of the acquisitions completed during 1998 and 1999.

     Corporate general and administrative expenses for 1999 increased 56.7% to $57.6 million compared to $36.7 million in 1998. The increase is due to the growth of AMFM, and related increase in properties and staff, primarily due to recent acquisitions.

     During 1999, AMFM recorded merger and non-recurring costs of $31.3 million related to the write-off of LIN Television Corporation and Petry Media Corporation transaction costs, executive severance and other costs related to the executive management realignment, and various internal costs related to the Capstar and Clear Channel mergers. Additional merger and non-recurring costs of $50.6 million were recorded related to

(i) the costs to terminate employees and close certain facilities in connection with the implementation of AMFM's market strategy and (ii) the costs associated with AMFM's decision to focus primarily on domestic radio and new media operations including: personnel costs related to the sale of AMFM's outdoor advertising business, legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures, and developmental costs associated with the Galaxy(TM) system and Star Performance Group, AMFM's proprietary traffic system and sales training program, and with AMFMi. The majority of the merger and non-recurring costs incurred through December 31, 1999 have been paid as of December 31, 1999. Remaining amounts are expected to be paid during the first half of 2000. Non-cash compensation expense of $6.4 million was recorded in 1999 related to stock options granted to employees. The non-cash and non-recurring charges of $63.7 million for 1998 include one-time charges incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer and Matthew E. Devine as Senior Vice President and Chief Financial Officer and new employment agreements entered into with certain members of executive management.

     As a result of the above factors, AMFM realized operating income of $51.1 million in 1999 compared to operating income of $45.1 million in 1998.

     Net interest expense for 1999 increased 106.5% to $416.0 million compared to $201.5 million in 1998. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; (iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998; (iv) additional debt recorded in connection with the Capstar merger on July 13, 1999; and (v) the exchange of AMFM Operating's 12 5/8% Series E cumulative exchangeable preferred stock for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999.

     The gain on disposition of assets of $221.3 million for 1999 related primarily to a gain of $210.0 million recognized upon the sale of AMFM's outdoor advertising business to Lamar on September 15, 1999 and a gain of $14.5 million upon the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999. AMFM recorded a gain on disposition of assets of $123.8 million for 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington, D.C. and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

     AMFM recorded a gain on disposition of representation contracts of $18.2 million in 1999 and $32.2 million in 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     AMFM recorded an income tax benefit for the year ended December 31, 1999 of $6.4 million compared with $33.8 million of income tax expense for the year ended December 31, 1998 due to AMFM recording a pre-tax loss during 1999, as compared to pre-tax income in 1998.

     Dividends and accretion on preferred stock of subsidiaries were $11.8 million for 1999 and related to the Capstar Partners 12% Senior Exchangeable Preferred Stock and the Capstar Communications 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Dividends and accretion on preferred stock of subsidiaries of $17.6 million for 1998 related to preferred stock of CMCLA which was exchanged for CMCLA's 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures") and CMCLA's 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures") in May and July 1998.

     AMFM recorded equity in net loss of affiliates and minority interest of $27.7 million during 1999, which consisted of $28.2 million related to AMFM's investments accounted for using the equity method offset by $0.5 million related to the approximate 8.5% interest in AMFMi owned by third parties.

     During 1999, AMFM recorded an extraordinary charge of $15.1 million, net of a tax benefit of $8.2 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the consent solicitation and cash tender offer for the

Capstar Communications 10 3/4% Senior Subordinated Notes due 2006 and the refinancing of AMFM's existing senior credit facilities with a new senior credit facility. During 1998, AMFM recorded an extraordinary charge of $47.1 million, net of a tax benefit of $25.4 million, consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offers for the 12% Debentures and the 12 1/4% Debentures.

     Dividends on AMFM's preferred stock were $15.9 million for 1999 and $25.7 million for 1998. Preferred stock consisted of (i) AMFM's $3.00 Convertible Exchangeable Preferred Stock issued in June 1997 and (ii) AMFM's 7% Convertible Preferred Stock issued in September 1997. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

     As a result of the above factors, AMFM incurred a $189.6 million net loss attributable to common stockholders in 1999 compared to a $121.3 million net loss attributable to common stockholders in 1998.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     AMFM Radio Group net revenues for the year ended December 31, 1998 increased 92.6% to $1.1 billion compared to $548.9 million for the year ended December 31, 1997. AMFM Radio Group operating expenses for 1998 increased 85.5% to $551.0 million compared to $297.1 million in 1997. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein and overall net operational improvements, as evidenced by the increase in AMFM Radio Group's direct operating margin from 45.9% in 1997 to 47.9% in 1998. On a pro forma basis for all stations owned and operated as of December 31, 1998, net revenues increased 17.8% during 1998 compared to 1997 and pro forma net operating expenses increased 11.6%.

     AMFM entered the new media business with the acquisition of Katz Media in October 1997. Therefore, operating results are not comparable from 1997 to 1998. AMFM New Media Group net revenues were $192.8 million and $35.9 million for the years ended December 31, 1998 and 1997, respectively. AMFM New Media Group operating expenses were $131.1 million and $21.8 million for the years ended December 31, 1998 and 1997, respectively.

     AMFM's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. AMFM's outdoor advertising business had net revenues of $47.6 million and operating expenses of $23.5 million for the year ended December 31, 1998.

     Depreciation and amortization for 1998 increased 140.0% to $446.3 million compared to $186.0 million in 1997. The increase is due to the impact of the acquisitions completed during 1997 and 1998.

     Corporate general and administrative expenses for 1998 increased 71.3% to $36.7 million compared to $21.4 million in 1997. The increase is due to the growth of AMFM, and related increase in properties and staff, primarily due to recent acquisitions.

     The non-cash and non-recurring charges of $63.7 million for 1998 include one-time charges incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer and Matthew E. Devine as Senior Vice President and Chief Financial Officer and new employment agreements entered into with certain members of executive management.

     As a result of the above factors, AMFM realized operating income of $45.1 million in 1998 compared to operating income of $58.4 million in 1997.

     Net interest expense for 1998 increased 142.5% to $201.5 million compared to $83.1 million in 1997. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by repayment of borrowings from the net proceeds of the March 13, 1998 offering of 21,850,000 shares of AMFM common stock; (ii) the assumption of the 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes") and 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997; (iii) the assumption of the 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes") upon consummation of the acquisition of Katz Media on October 28, 1997; (iv) the issuance of the 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") by CMCLA on December 22, 1997; (v) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; and (vi) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998.

     AMFM recorded a gain on disposition of assets of $123.8 million in 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles. AMFM recorded a gain on disposition of assets of $18.4 million in 1997 related to the dispositions of WNKS-FM in Charlotte ($3.5 million), WPNT-FM in Chicago ($0.5 million), WEJM-FM in Chicago ($9.3 million), WEJM-AM in Chicago ($3.4 million) and the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco ($1.7 million).

     AMFM recorded a gain on disposition of representation contracts of $32.2 million in 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     AMFM recorded income tax expense of $33.8 million for the year ended December 31, 1998 compared to $7.8 million for the year ended December 31, 1997 due to higher pre-tax income in 1998 and an increase in non-deductible goodwill amortization.

     In 1998, AMFM recorded an extraordinary charge of $47.1 million, net of a tax benefit of $25.4 million, consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offer for the 12% Debentures and the 12 1/4% Debentures. In 1997, AMFM recorded an extraordinary charge of $4.4 million, net of a tax benefit of $2.3 million, consisting of the write-off of the unamortized balance of deferred debt issuance costs related to the amendment and restatement of CMCLA's senior credit facility on April 25, 1997.

     Dividends and accretion on preferred stock of subsidiaries increased $4.7 million to $17.6 million in 1998 compared to $12.9 million in 1997. The preferred stock of subsidiaries consisted of (i) CMCLA's 12% Exchangeable Preferred Stock (the "12% Preferred Stock") which was issued in September 1997 as part of the merger with Chancellor Broadcasting Company and was subsequently exchanged in May 1998 for the 12% Debentures and (ii) CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") which was issued in September 1997 as part of the merger with Chancellor Broadcasting Company and was subsequently exchanged in July 1998 for the 12 1/4% Debentures.

     Dividends on AMFM's preferred stock were $25.7 million in 1998 compared to $12.2 million in 1997. The increase is due to the issuance of AMFM's $3.00 convertible exchangeable preferred stock in June 1997 and the issuance of AMFM's 7% convertible preferred stock in September 1997.

     As a result of the above factors, AMFM incurred a $121.3 million net loss attributable to common stockholders in 1998 compared to a $43.9 million net loss attributable to common stockholders in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     AMFM historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and AMFM anticipates that this will continue to be the case. Operating activities provided net cash of $247.1 million in 1999, $267.6 million in 1998 and $139.5 million in 1997. AMFM historically has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of AMFM's acquisition strategy.

     AMFM Inc. is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, its sole source of cash from which to service indebtedness is through dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing AMFM's indebtedness contain certain covenants that restrict or, in some cases, prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on AMFM Inc.'s ability to meet its cash obligations.

  Corporate Reorganization

     On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Partners and AMFM Operating, through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries. Capstar Radio and CMCLA merged into Capstar Communications, which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiative, became directly or indirectly owned by AMFM Operating.

  Financing Transactions

     The Capstar merger resulted in a change of control with respect to the outstanding indebtedness (other than Capstar Broadcasting's credit facility) and preferred stock of Capstar Broadcasting's subsidiaries (collectively, the "Capstar Subsidiaries"). Each of the Capstar Subsidiaries, as applicable, offered to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount, accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable. The Capstar Subsidiaries made offers to purchase the outstanding notes and preferred stock and closed the acquisition of accepted tenders in August and September 1999. The Capstar Subsidiaries paid for the change of control offers out of cash from operating activities and Capstar Radio's credit facility. The Capstar Subsidiaries repurchased the following notes and preferred stock upon completion of the change of control offers:

     - $3.7 million, or 1.3%, of the aggregate outstanding principal amount of Capstar Partners' 12 3/4% Senior Discount Notes due 2009 for an aggregate repurchase cost of $2.7 million;

     - $66.0 million, or 33.0%, of the aggregate outstanding principal amount of Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007 for an aggregate repurchase cost of $67.6 million;

     - $0.3 million, or 0.1%, of the aggregate outstanding principal amount of Capstar Communications' 10 3/4% Senior Subordinated Notes due 2006 for an aggregate repurchase cost of $0.3 million;

     - $0.1 million, or 17.6%, of the aggregate outstanding principal amount of Capstar Communications' 11 3/8% Senior Subordinated Notes due 2000 for an aggregate repurchase cost of $0.1 million;

     - 13,381 shares, or 1.1%, of the outstanding shares of Capstar Partners' 12% Senior Exchangeable Preferred Stock for an aggregate repurchase cost of $1.4 million; and

     - 73 shares, or 0.005%, of the outstanding shares of Capstar
       Communications' 12 5/8% Series E Cumulative Exchangeable Preferred Stock for an aggregate repurchase cost of $7,000.

     On August 6, 1999, AMFM gave notice to the holders of its $3.00 convertible exchangeable preferred stock of AMFM's election to redeem all of the outstanding shares of its $3.00 convertible exchangeable preferred stock at a per share redemption price of $52.40, plus accrued and unpaid dividends. Each holder had the right to convert each share of $3.00 convertible exchangeable preferred stock held by it into two shares of common stock of AMFM in lieu of being redeemed. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 convertible exchangeable preferred stock into 11,979,800 shares of AMFM common stock and AMFM redeemed the remaining 100 shares of $3.00 convertible exchangeable preferred stock for $5,298 in the aggregate.

     On September 17, 1999 and September 24, 1999, AMFM Operating redeemed $5.0 million and $3.2 million, respectively, of its 9 1/4% Senior Subordinated Notes due 2007 for an aggregate repurchase cost of $5.2 million and $3.3 million, respectively.

     On November 12, 1999, AMFM Operating completed a consent solicitation and cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. Approximately $293.6 million in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $343.6 million which included:

     - the principal amount of the notes of $293.6 million;

     - premiums on the repurchase of the notes of $25.3 million;

     - accrued and unpaid interest on the notes from May 16, 1999 through November 8, 1999 of $15.2 million;

     - consent fees of $8.8 million; and

     - transaction costs of $0.7 million.

     In connection with the consent solicitation and cash tender offer, AMFM Operating recorded an extraordinary charge of $7.1 million (net of a tax benefit of $3.8 million) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E cumulative exchangeable preferred stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. Consenting holders of 12 5/8% Series E cumulative exchangeable preferred stock received payments of $0.25 per share of 12 5/8% Series E cumulative exchangeable preferred stock. On November 23, 1999, AMFM Operating exchanged the shares of 12 5/8% Series E cumulative exchangeable preferred stock for $143.1 million in aggregate principal amount of its 12 5/8% Senior Subordinated Exchange Debentures due 2006.

     On November 19, 1999, AMFM refinanced the senior credit facilities of its subsidiaries with a single senior credit facility under which AMFM Operating is the borrower. In connection with the refinancing, AMFM recorded an extraordinary charge of $8.0 million (net of a tax benefit of $4.3 million) consisting of the write-off of the unamortized balance of deferred debt issuance costs.

     On December 28, 1999, AMFM Operating completed the redemption of all of its outstanding 11 3/8% Senior Subordinated Notes due October 1, 2000 for an aggregate repurchase cost of $0.5 million.

     Effective as of January 1, 2000, Capstar Partners exchanged all of the outstanding shares of its 12% Senior Exchangeable Preferred Stock for $125.5 million in aggregate principal amount of its 12% Subordinated Exchange Debentures due 2009.

     The November 19, 1999 corporate reorganization resulted in a change of control with respect to AMFM Operating's 12 5/8% Senior Subordinated Exchange Debentures due 2006. On January 11, 2000, AMFM Operating completed a tender offer to purchase all of the outstanding debentures at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. AMFM Operating repurchased $1.2 million, or 0.9%, of the aggregate outstanding principal amount of the debentures for an aggregate repurchase cost of $1.3 million.

     On December 8, 1999, AMFM gave notice to the holders of AMFM's 7% convertible preferred stock of AMFM's election to redeem all of the outstanding shares of 7% convertible preferred stock at a per share redemption price of $52.45, plus accrued and unpaid dividends. Each holder had the right to convert each share of the 7% convertible preferred stock held by it into approximately
2.76 shares of AMFM common stock in lieu of being redeemed. On January 19, 2000, preferred holders converted all 2.2 million shares of 7% convertible preferred stock into 6,078,995 shares of AMFM common stock.

     On February 15, 2000, AMFM Operating completed the redemption of all of its outstanding 9 3/8% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216.5 million, which included:

     - the principal amount of the notes of $200.0 million;

     - premiums on the repurchase of the notes of $9.4 million;

     - accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $7.0 million; and

     - estimated transaction costs of $0.1 million.

  Outstanding Debt and Preferred Stock

     Senior Credit Facility. AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities were used to repay AMFM's previously existing senior credit facilities, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of AMFM Operating will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. Both the revolving loan facility and the term loan facility of AMFM Operating bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are fixed at .50% and 1.50%, respectively, until delivery of AMFM Operating's financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Without giving effect to the interest rate swap agreements described in Item 7A, the weighted average interest rate on the $2.6 billion outstanding under the term loan facility at December 31, 1999 was approximately 7.72%, based on Eurodollar rates, and the interest rate on the $250.0 million of advances outstanding under the revolving loan facility was approximately 8.06% at December 31, 1999, based on Eurodollar rates. AMFM Operating's senior credit facility is guaranteed by most of the direct and indirect subsidiaries, other than AMFM Operating, of AMFM Holdings Inc. (formerly Chancellor Mezzanine Holdings Corporation, "AMFM Holdings"), a direct subsidiary of AMFM, and is collateralized by (a) a non-recourse pledge of the stock of AMFM Holdings, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of AMFM Operating and most of the subsidiaries of AMFM Operating, and (d) a pledge of the common stock of Lamar held by AMFM Operating. AMFM Operating's senior credit facility is subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel would constitute an event of default under AMFM Operating's senior credit facility and will require refinancing at the effective time of the merger.

     As of February 1, 2000, the total outstanding principal balance on the senior credit facility was $2.7 billion, including $140.0 million under the revolving loan facility and $2.6 billion under the term loan facility.

     AMFM Operating 8% Senior Notes. AMFM Operating's 8% Senior Notes due 2008 are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under AMFM Operating's senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes due 2008. However, because the 8% Senior Notes due 2008 are unsecured, the 8% Senior Notes due 2008 are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of February 1, 2000, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% Senior Notes due 2008 are approximately $60.0 million per year.

     AMFM Operating Senior Subordinated Notes. AMFM Operating's 9 3/8% Senior Subordinated Notes due 2004, 8 3/4% Senior Subordinated Notes due 2007, 10 1/2% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2007,
9 1/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2008 and of 12 5/8% Senior Subordinated Exchange Debentures due 2006 (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Senior Subordinated Notes due 2007, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of February 1, 2000, the total outstanding principal balance on the Subordinated Notes was approximately $2.0 billion. Interest payment requirements on the Subordinated Notes are approximately $187.5 million per year, payable in semi-annual payments.

     Capstar Partners 12 3/4% Senior Discount Notes. Capstar Partners' 12 3/4% Senior Discount Notes due 2009 are senior unsecured obligations of Capstar Partners and rank equal to all other indebtedness of Capstar Partners not expressly subordinated to the 12 3/4% Senior Discount Notes due 2009. The
12 3/4% Senior Discount Notes due 2009 are carried at a discount from their aggregate principal amount at maturity of $273.4 million. The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of February 1, 2000, the carrying value was approximately $247.9 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.4 million semi-annually on February 1 and August 1 of each year until maturity.

     Capstar Partners 12% Subordinated Exchange Debentures. Capstar Partners' 12% Senior Subordinated Exchange Debentures due 2009 are unsecured obligations of Capstar Partners and subordinate in right of payment to Capstar Partners'
12 3/4% Senior Discount Notes due 2009 and any future senior indebtedness of Capstar Partners. As of February 1, 2000, the aggregate outstanding principal balance was approximately $125.5 million. Capstar Partners pays interest of approximately $7.5 million on the debentures semi-annually on January 1 and July 1 of each year.

     AMFM Operating's senior credit facility and the indentures governing AMFM Operating's 8% Senior Notes due 2008, the Subordinated Notes and Capstar Partners' 12 3/4% Senior Discount Notes due 2009 and 12% Subordinated Exchange Debentures due 2009 contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Partners and its subsidiaries, including AMFM Operating, to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. AMFM Operating is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of February 1, 2000, AMFM remains in compliance with these covenants.

  Pending Transactions

     On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations, including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the exchange will be consummated in the second quarter of 2000.

     On January 19, 2000, AMFM entered into an agreement to exchange radio station KSKY-AM in Dallas for radio station KPRZ-FM in Colorado Springs owned by Bison Media, Inc., plus $7.5 million in cash payable by Bison Media. Although there can be no assurance, AMFM expects to complete the asset exchange in the second quarter of 2000.

     Consummation of each of the transactions discussed above is subject to various conditions, including approval from the Federal Communications Commission, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the HSR Act or any approval required by the DOJ pursuant to a consent decree. AMFM believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

  Principal Liquidity Requirements

     The principal liquidity requirements of AMFM (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise and subject to the terms of the Clear Channel merger agreement, to acquire additional radio stations or complementary broadcast-related businesses. AMFM believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under its senior credit facility, should be sufficient to permit AMFM to meet its obligations. As of February 1, 2000, AMFM had $459.0 million available under its senior credit facility, subject to financial covenants contained in the senior credit facility and the indentures that govern the indebtedness of AMFM.

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

NON-CASH STOCK OPTION COMPENSATION CHARGE

     In connection with the completion of AMFM's market strategy, AMFM expects to record significant non-cash stock option compensation charges in the first half of 2000. These charges relate to the accelerated vesting and extension of the exercise period of options held by certain terminated personnel.

FORWARD-LOOKING STATEMENTS

     Certain statements used in the preceding and following discussion and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of AMFM are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond the control of AMFM, that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: the restrictions imposed on AMFM by Clear Channel pending completion of the Clear Channel merger; the potential negative consequences of the substantial indebtedness of AMFM; the restrictions imposed on AMFM by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects on station licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; potential adverse effects of the year 2000 issue; and the control of AMFM by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

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

RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

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

     The Financial Accounting Standards Board is expected to issue an interpretation of APB No. 25, Accounting for Stock Issued to Employees, during the second quarter of 2000. The provisions of this Interpretation are expected to be effective July 1, 2000 and will apply to grants of stock options or awards, modifications to outstanding grants of stock options or awards, and changes in employee status that occur after December 15, 1998. If the Clear Channel merger is completed prior to July 1, 2000, the expected effective date of the Interpretation, AMFM would be required to record a significant non-cash charge related to certain amendments to AMFM's stock option plans that are expected to be implemented prior to the consummation of the merger.

YEAR 2000 ISSUE

     The year 2000 issue related to whether AMFM's computer systems would properly recognize date sensitive information due to the change in year to 2000, or "00." Systems that fail to properly recognize such information could generate erroneous data or cause a system to fail.

     To date, AMFM has not experienced any significant problems as a result of the commencement of the year 2000. There remains a possibility that residual consequences stemming from the change to the year 2000 could occur and, if these consequences become widespread, they could have a material adverse effect on AMFM's business, financial condition, cash flows and results of operations. However, AMFM considers this possibility remote and does not anticipate any significant problems due to the year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

     Interest Rate Risk Management. AMFM's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. AMFM manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

     The following table presents descriptions of the financial instruments and derivative instruments that were held by AMFM at December 31, 1999 which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate. For the interest rate swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                    2000        2001      2002   2003     2004     THEREAFTER     TOTAL      FAIR VALUE
                                  --------   ----------   ----   ----   --------   ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Fixed rate debt (U.S. $)........  $     --   $       --   $--    $--    $200,000   $2,840,217   $3,040,217   $3,064,536
  Average interest rate.........        --           --    --     --        9.38%        8.81%        8.80%
Variable rate debt (U.S. $).....  $     --   $2,850,000   $--    $--    $     --   $       --   $2,850,000   $2,850,000
  Average interest rate.........        --         8.53%   --     --          --           --         8.53%
Interest rate swaps (variable to
  fixed):
  Notional amount...............  $426,000   $  400,000   $--    $--    $     --   $       --   $  826,000
  Unrecorded gain -- fair
    value.......................        --           --    --     --          --           --           --   $    9,843
  Average pay rate..............      5.84%        5.17%   --     --          --           --         5.52%
  Average receive rate..........      6.19%        6.63%   --     --          --           --         6.40%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of AMFM are:

NAME                         AGE                       POSITION
----                         ---                       --------
Thomas O. Hicks............  54    Chairman of the Board, Chief Executive Officer
                                   and Director
R. Steven Hicks............  50    Vice Chairman, President and Chief Executive
                                   Officer of AMFM New Media Group and Director
D. Geoffrey Armstrong......  42    Executive Vice President, Chief Financial Officer
                                   and Treasurer
Kenneth J. O'Keefe.........  45    Executive Vice President and President, Chief
                                   Executive Officer and Chief Operating Officer of
                                     AMFM Radio Group
William S. Banowsky,         38    Executive Vice President and General Counsel
  Jr. .....................
Robert L. Crandall.........  64    Director
Thomas J. Hodson...........  56    Director
Vernon E. Jordan, Jr. .....  64    Director
Michael J. Levitt..........  41    Director
Perry J. Lewis.............  62    Director
John H. Massey.............  60    Director
Lawrence D. Stuart, Jr. ...  55    Director
R. Gerald Turner...........  54    Director
J. Otis Winters............  67    Director

     Thomas O. Hicks. Mr. Thomas O. Hicks was elected Chairman of the Board of AMFM in September 1997 and elected Chief Executive Officer in March 1999. He had been Chairman of the Board of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company prior to that time, since April 1996. Mr. Thomas O. Hicks has served as a director of AMFMi since August 1999. Mr. Thomas O. Hicks is Chairman of the Board and Chief Executive Officer of Hicks Muse. From 1984 to May 1989, Mr. Thomas O. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas based private investment firm. Mr. Thomas O. Hicks serves as a director of LIN Holdings Corp., Sybron International Corporation, Inc., Cooperative Computing, Inc., International Home Foods, Inc., Triton Energy Limited, D.A.C. Vision Inc., Olympus Real Estate Corporation, Viasystems Group, Inc., Home Interiors & Gifts, Inc., Teligent, Inc. and G.H. Mumm Perrier-Jouet. Mr. Thomas O. Hicks is the brother of Mr. R. Steven Hicks.

     R. Steven Hicks. Mr. R. Steven Hicks became a director of AMFM and was elected Vice Chairman of AMFM and President and Chief Executive Officer of the AMFM New Media Group in March 1999. Mr. R. Steven Hicks has served as a director of AMFMi since August 1999. Mr. R. Steven Hicks served as President, Chief Executive Officer and a director of Capstar Broadcasting from June 1997 to July 1999. Mr. R. Steven Hicks has also served as Chairman of the Board of Capstar Broadcasting from June to September 1997. Prior to joining Capstar, Mr. R. Steven Hicks served as Chairman of the Board and Chief

Executive Officer of GulfStar Communications, Inc. from July 1987 to January 1997 and as President and Chief Executive Officer of SFX Broadcasting, Inc. ("SFX") from November 1993 to May 1996. Mr. R. Steven Hicks is a 33-year veteran of the radio broadcasting industry, including 20 years as a station owner. Mr.
R. Steven Hicks is the brother of Mr. Thomas O. Hicks.

     D. Geoffrey Armstrong. Mr. Armstrong was elected Executive Vice President and Chief Financial Officer of AMFM in March 1999. Mr. Armstrong served as Executive Vice President and Chief Operating Officer of Capstar Broadcasting from July 1998 to March 1999, and served as a director of Capstar Broadcasting from July 1998 to July 1999. Mr. Armstrong served as the Chief Operating Officer and an Executive Vice President of SFX from November 1996 to May 1998 and served as a director of SFX from 1993 to 1998. Mr. Armstrong became the Chief Operating Officer of SFX in June 1996 and served as the Chief Financial Officer and Treasurer of SFX from 1992 until March 1995. Mr. Armstrong currently serves as a director of SFX Entertainment, Inc.

     Kenneth J. O'Keefe. Mr. O'Keefe was appointed President and Chief Executive Officer of the AMFM Radio Group in February 2000 and Chief Operating Officer of the AMFM Radio Group in March 1999 and has served as Executive Vice President of AMFM since September 1997. Mr. O'Keefe had been an Executive Vice President of Evergreen Media Corporation since February 1996 and served as a director of Evergreen from May 1996 to September 1997. Prior to joining Evergreen in 1996, Mr. O'Keefe was a director, Chief Financial Officer and Executive Vice President of Pyramid Communications, Inc. from March 1994 until Evergreen's acquisition of Pyramid Communications, Inc. on January 17, 1996. Mr. O'Keefe served in various capacities with Pyramid Communications, Inc. or predecessor entities during the five-year period prior to his joining Evergreen in 1996.

     William S. Banowsky, Jr. Mr. Banowsky was elected Executive Vice President and General Counsel of AMFM in March 1999. He served as Executive Vice President and General Counsel of Capstar Broadcasting from January 1997 to July 1999. Mr. Banowsky was a business transactions attorney for ten years before joining Capstar Broadcasting.

     Robert L. Crandall. Mr. Crandall became a director of AMFM on May 18, 1999. Mr. Crandall served as Chairman of the Board, President and Chief Executive Officer of AMR Corporation, the parent company of American Airlines, from 1985 to May 1998, when he retired. Mr. Crandall is also a director of American Express Company, Anixter International, Inc., Celestica, Inc., Halliburton Company and MediaOne Group, Inc.

     Thomas J. Hodson. Mr. Hodson became a director of AMFM in September 1997. Mr. Hodson had previously served as a director of Evergreen Media Corporation since 1992. Mr. Hodson is President of TJH Capital, Inc., a private investment company. He was the President and a director of Columbia Falls Aluminum Company from January 1994 to March 1998 and was a Vice President of Stephens, Inc. from 1986 through 1993.

     Vernon E. Jordan, Jr. Mr. Jordan became a director of AMFM on October 14, 1997. Mr. Jordan currently serves as a senior managing director in the New York office of the investment banking firm of Lazard Freres & Co., LLC and Of Counsel in the Washington, D.C. office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Jordan serves as a director of American Express Company, Callaway Golf Company, Dow Jones & Company, Inc., J.C. Penney Company, Inc., Revlon Group, Revlon, Inc., Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation and Xerox Corporation. Mr. Jordan serves as trustee of Howard University.

     Michael J. Levitt. Michael J. Levitt became a director of AMFM on May 19, 1998 and a director of AMFMi on November 12, 1999. Mr. Levitt was appointed Chairman of the Board and Chief Executive Officer of AMFMi in February 2000. Mr. Levitt has been a partner of Hicks Muse since 1996. Before joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was with Morgan Stanley & Co. Incorporated, most recently as a Managing Director responsible for the New York-based Financial Entrepreneurs Group. Mr. Levitt serves as a director of Awards.com, El Sitio, G.H. Mumm Perrier-Jouet, Globix

Corporation, Ibero American Media Partners, L.P., International Home Foods, Inc., RCN Corporation and STC Broadcasting, Inc.

     Perry J. Lewis. Mr. Lewis became a director of AMFM in September 1997. Mr. Lewis had previously served as a director of Evergreen Media Corporation since Evergreen Media Corporation acquired Broadcasting Partners, Inc. in 1995. Mr. Lewis has served as a director of AMFMi since September 1999. Mr. Lewis was the Chairman of Broadcasting Partners, Inc. from its inception in 1988 until its merger with Evergreen, and was Chief Executive Officer of Broadcasting Partners, Inc. from 1993 to 1995. Mr. Lewis is a founder of Morgan, Lewis, Githens & Ahn, an investment banking and leveraged buyout firm which was established in 1982. Mr. Lewis serves as a director of Aon Corporation and ITI Technologies, Inc.

     John H. Massey. Mr. Massey became a director of AMFM in September 1997. Prior to that time, Mr. Massey served as a director of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company. Mr. Massey currently serves as a director of Central Texas Bankshare Holdings, Inc., Colorado Investment Holdings, Inc., Hill Bancshares Holdings, Inc., Bank of The Southwest of Dallas, Texas, Columbus State Bank, National Health Insurance Company, the Brazos Fund Group Inc. and STC Broadcasting, Inc.

     Lawrence D. Stuart, Jr. Mr. Stuart became a director of AMFM in September 1997. Mr. Stuart previously served as a director of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company since January 1997. Since October 1995, Mr. Stuart has served as a partner of Hicks Muse. Prior to joining Hicks Muse, from 1990 to 1995 he served as the managing partner of the Dallas office of the law firm Weil, Gotshal & Manges LLP. Mr. Stuart also serves as a director of Home Interiors & Gifts, Inc., Arena Brands, Inc. and Microtune.

     R. Gerald Turner. Mr. Turner became a director of AMFM in July 1999. Mr. Turner served as a director of Capstar Broadcasting from July 1997 to July 1999. Mr. Turner has been President of Southern Methodist University in Dallas, Texas since June 1995. Prior to joining Southern Methodist University, Mr. Turner served as the Chancellor of The University of Mississippi from April 1984 to June 1995. Mr. Turner has also served in various positions at the University of Oklahoma and Pepperdine University. Mr. Turner also acts as a director of Chem First Corporation and J.C. Penney Company, Inc.

     J. Otis Winters. Mr. Winters became a director of AMFM on May 19, 1998. Mr. Winters currently serves as the non-executive Chairman for The PWS Group (formerly Pate, Winters & Stone, Inc.). Mr. Winters was co-founder, President and director of Avanti Energy Corporation. Mr. Winters also served as Executive Vice President and a member of the board of directors of the First National Bank and Trust Company of Tulsa. Mr. Winters was Executive Vice President and a member of the board of directors of The Williams Companies, where he served as Chairman of two major subsidiaries and was responsible for the corporate administrative department. Mr. Winters also serves as a director and Chairman of the audit and compensation committee of Panja Corporation, director and Chairman of the Board for Belding Sports, Inc., director and Chairman of the finance and audit committees for Dynegy, Inc. (formerly NGC Corporation), and director and Chairman of the audit committee for Triton Energy Limited.

  Compensation of Directors

     Directors who are also officers of AMFM receive no additional compensation for their services as directors. Directors of AMFM who are not officers receive

     - a fee of $36,000 per annum;

     - a $1,000 fee for attendance at board meetings or, if applicable, a $500 fee for attendance at board meetings by telephone; and

     - a $2,000 fee for attendance as chairman of a board committee ($1,000 for attendance by telephone), a $1,000 fee for attendance at committee meetings or, if applicable, a $500 fee for attendance at committee meetings by telephone. Directors of AMFM, AMFM Holdings and AMFM Operating are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with such meetings. Additionally, all non-employee directors of AMFM, AMFM Holdings and AMFM Operating in office following each AMFM annual stockholders' meeting are entitled to an award of options to purchase 25,000 shares of AMFM common stock at an exercise price equal to the fair market value of such shares on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by AMFM for the three fiscal years ending December 31, 1999, for AMFM's Chief Executive Officer, former Chief Executive Officer and its most highly compensated executive officers serving in such capacity at the end of the last completed fiscal year whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999 (the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                 ---------------------------------
                                    ANNUAL COMPENSATION              OTHER       RESTRICTED   SECURITIES
NAME AND                     ---------------------------------       ANNUAL        STOCK      UNDERLYING    LTIP      ALL OTHER
PRINCIPAL POSITION             YEAR      SALARY       BONUS       COMPENSATION     AWARDS     OPTIONS(#)   PAYOUTS   COMPENSATION
------------------           --------   --------    ----------    ------------   ----------   ----------   -------   ------------
Jeffrey A. Marcus..........    1999     $234,375(2) $       --      $123,955(3)      --         800,000      --       $6,250,377(4)
Former President and Chief     1998      656,250(2)  2,333,333(2)         --(5)      --       1,450,000      --        1,001,885(4)
  Executive Officer
James E. de Castro.........    1999     $939,583    $2,000,000      $ 72,190(7)      --       1,640,000      --       $    2,960(8)
Former Vice Chairman,          1998      900,000     3,000,000            --(5)      --         960,000      --        6,003,903(8)
  President and Chief          1997      825,000     2,581,000            --(5)      --         425,000      --            2,630(8)
  Executive Officer of
  AMFM Radio Group and
  Director (6)
R. Steven Hicks............    1999     $752,083(9) $1,000,000      $     --(5)      --       1,000,000      --       $       --
Vice Chairman, President
  and Chief Executive
  Officer of AMFM New Media
  Group and Director
D. Geoffrey Armstrong......    1999     $435,417(9) $1,000,000      $     --(5)      --         500,000      --       $  400,000(10)
Executive Vice President,
  Chief Financial Officer
  and Treasurer
Kenneth J. O'Keefe.........    1999     $544,792    $1,000,000      $     --(5)      --         600,000      --       $       --
Executive Vice President       1998      500,000     1,500,000            --(5)      --         100,000      --               --
  and
  President, Chief             1997      320,000     1,205,000            --(5)      --              --      --               --
  Executive Officer and
  Chief Operating Officer
  of AMFM Radio Group
William S. Banowsky,           1999     $316,667(9) $1,000,000      $     --(5)      --         400,000      --       $       --
  Jr. .....................
Executive Vice President
  and
  General Counsel

---------------

 (1) No information is set forth in this section regarding Thomas O. Hicks, who served as interim Chief Executive Officer of AMFM from April 14, 1998 through June 1, 1998 and was elected Chief Executive Officer effective March 15, 1999. Mr. Hicks received no compensation in conjunction with his service as Chairman of the Board and Chief Executive Officer.

 (2) For 1999, represents compensation through March 15, 1999, the date of Mr. Marcus' resignation from AMFM. For 1998, represents compensation for the period beginning June 1, 1998, when Mr. Marcus joined AMFM.

 (3) Represents personal usage of company jet valued at $64,770 and a company automobile transferred to Mr. Marcus upon his resignation with a remaining taxable value of $59,185.

 (4) Other compensation for 1999 represents a one-time cash severance payment of $6,250,000 in connection with Mr. Marcus' resignation on March 15, 1999 and payments of $377 for a term life insurance policy for Mr. Marcus. Other compensation for 1998 represents a one-time execution bonus of $1,000,000 paid to Mr. Marcus in connection with his employment agreement effective June 1, 1998 and payments of $1,885 for a term life insurance policy for Mr. Marcus.

 (5) The aggregate annual amount of perquisites and other personal benefits, securities or property does not exceed $50,000 or 10% of the total of the annual salary and bonus for the Named Executive Officer.

 (6) Mr. de Castro retired from his employment with AMFM on February 16, 2000.

 (7) Represents personal usage of company jet valued at $55,637 and other perquisites and personal benefits.

 (8) Other compensation for 1999 represents payments of $2,960 for a term life insurance policy for Mr. de Castro. Other compensation for 1998 represents a one-time cash payment of $5,000,000 and a one-time execution bonus of $1,000,000 paid to Mr. de Castro in connection with Mr. de Castro's employment agreement effective April 17, 1998 and payments of $3,903 for a term life insurance policy for Mr. de Castro. Other compensation for 1997 represents payments of $2,630 for a term life insurance policy for Mr. de Castro.

 (9) Represents compensation for the period beginning March 15, 1999 when Messrs. Hicks, Armstrong and Banowsky joined AMFM.

(10) Other compensation for 1999 represents a one-time signing bonus of $400,000 paid to Mr. Armstrong in connection with his employment agreement effective March 15, 1999.

     Option Grants in Last Fiscal Year. The following table sets forth information regarding options to purchase AMFM common stock granted by AMFM to the Named Executive Officers during the 1999 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                                   ------------------------------------------
                                     NUMBER OF      % OF TOTAL                      GRANT DATE VALUE
                                    SECURITIES       OPTIONS                    ------------------------
                                    UNDERLYING      GRANTED TO    EXERCISE OR                GRANT DATE
                                      OPTIONS      EMPLOYEES IN   BASE PRICE    EXPIRATION     PRESENT
NAME                               GRANTED(#)(1)   FISCAL YEAR     ($/SHARE)       DATE      VALUE $(2)
----                               -------------   ------------   -----------   ----------   -----------
Thomas O. Hicks.................            --           --         $   --         --        $        --
Jeffrey A. Marcus...............       800,000          7.7%         47.06       3/15/09      20,712,409
James E. de Castro..............       640,000          6.2%         46.63       4/09/09      17,212,060
                                     1,000,000          9.7%         46.63       4/09/04      22,821,335
R. Steven Hicks.................     1,000,000          9.7%         46.63       4/09/04      22,821,335
D. Geoffrey Armstrong...........       500,000          4.8%         46.63       4/09/04      11,410,667
Kenneth J. O'Keefe..............       100,000          1.0%         47.88       1/01/09       2,761,190
                                       500,000          4.8%         46.63       4/09/04      11,410,667
William S. Banowsky, Jr. .......       400,000          3.9%         46.63       4/09/04       9,128,534

---------------

(1) Represents options to purchase shares of AMFM common stock granted during 1999. The 800,000 share grant of options awarded to Mr. Marcus were granted in connection with the resignation of Mr. Marcus as AMFM's President and Chief Executive Officer. Other 1999 grants were issued under the AMFM Corporation 1998 Stock Option Plan or the AMFM Corporation 1999 Stock Option Plan. The 800,000 share grant of options awarded to Mr. Marcus are exercisable in whole or part beginning on

     March 15, 1999. Of the 640,000 share grant of options awarded to Mr. de Castro, 160,000 shares are currently exercisable, an additional 160,000 shares will become exercisable on April 17, 2000 and the remaining shares will become exercisable upon completion of the Clear Channel merger, except as described in "-- Employment contracts, Termination of Employment and Change-in-Control Arrangements -- de Castro Employment Agreement." Of the 1,000,000 share grant of options awarded to Mr. de Castro, 200,000 shares will become exercisable on April 9, 2000 and the remaining shares will become exercisable upon completion of the Clear Channel merger, except as described in "-- Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- de Castro Employment Agreement." The options awarded to Mr. R. Steven Hicks will become exercisable after the date on which the average fair market value of a share of AMFM common stock, calculated on a daily basis, exceeds $100 per share for 30 consecutive days or upon a change in control of AMFM. The options awarded to Mr. Armstrong will become exercisable after the date on which the average fair market value of a share of AMFM common stock, calculated on a daily basis, exceeds $100 per share for 30 consecutive days or upon a change in control of AMFM. The 100,000 share grant of options awarded to Mr. O'Keefe are exercisable in whole or part beginning on January 1, 2000. The 500,000 share grant of options awarded to Mr. O'Keefe will become exercisable after the date on which the average fair market value of a share of AMFM common stock, calculated on a daily basis, exceeds $100 per share for 30 consecutive days or upon a change in control of AMFM. The options awarded to Mr. Banowsky will become exercisable after the date on which the average fair market value of a share of AMFM common stock, calculated on a daily basis, exceeds $100 per share for 30 consecutive days or upon a change in control of AMFM. The options may expire earlier upon the occurrence of certain merger or consolidation transactions involving AMFM. AMFM is not required to issue and deliver any certificate for shares of AMFM common stock purchased upon exercise of the option or any portion thereof prior to fulfillment of certain conditions, including the completion of registration or qualification of such shares of AMFM common stock under federal or state securities laws and the payment to AMFM of all amounts required to be withheld upon exercise of the options under any federal, state or local tax law. The holder of an option has no rights or privileges of a stockholder in respect of any shares of AMFM common stock purchasable upon exercise of the options unless and until certificates representing such shares shall have been issued by AMFM to such holder. Once exercisable, the options are exercisable by the holder or, upon the death of such holder, by his personal representatives or by any person empowered to do so under such holder's will or under the applicable laws of descent and distribution. The options are not transferable except by will or by the applicable laws of descent and distribution.

(2) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 45.24%; risk-free interest rate of 6.605% to 6.654%; and expected life of five to seven years.

     Aggregated Option Exercises in Last Fiscal Year and Year-End Option
Values. The following table sets forth information concerning option exercises in the year ended December 31, 1999 by the Named Executive Officers and the value of each such executive officer's unexercised options at December 31, 1999.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                          OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                           SHARES                            YEAR-END(#)              FISCAL YEAR-END($)(1)
                         ACQUIRED ON      VALUE      ---------------------------   ----------------------------
                         EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                         -----------   -----------   -----------   -------------   ------------   -------------
Jeffrey A. Marcus......     46,742     $ 1,897,391     2,272,500             --    $ 78,528,763    $        --
James E. de Castro.....    200,000      12,941,000     2,365,000      1,480,000     122,457,750     46,797,600
R. Steven Hicks........         --              --     1,172,547      1,000,000      56,215,370     31,620,000
D. Geoffrey
  Armstrong............     10,431         410,981       135,610        500,000       6,411,502     15,810,000
Kenneth J. O'Keefe.....         --              --       500,000        500,000      27,407,000     15,810,000
William S. Banowsky,
  Jr...................      4,504         241,459       154,052        400,000       7,989,144     12,648,000

---------------

(1) Based upon a per share price for the AMFM common stock of $78.25. This price represents the closing price for AMFM common stock as reported by the New York Stock Exchange on December 31, 1999.

  Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     de Castro Employment Agreement. Prior to February 16, 2000, Mr. de Castro served as President and Chief Executive Officer of the AMFM Radio Group. On October 1, 1998, AMFM and CMCLA entered into an amended and restated employment agreement with Mr. de Castro, effective as of April 17, 1998. The de Castro employment agreement, which had a term that extended through April 17, 2003, provided for an initial annual base salary of $900,000 for the first year of the employment agreement, to be subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year (provided that the base salary in any year could not be less than the base salary in the prior year). In addition, the de Castro employment agreement provided for an annual bonus based upon a percentage of the amount by which AMFM exceeded an annual performance target which was defined in the de Castro employment agreement. The de Castro employment agreement provided that, on the effective date of the employment agreement and on each of the first four anniversaries of the employment agreement on which Mr. de Castro remained employed by AMFM, Mr. de Castro would be granted options to purchase 160,000 shares of AMFM common stock. If Mr. de Castro's employment was terminated without "cause," as defined in the de Castro employment agreement, or if Mr. de Castro terminated his employment for "good reason," as defined in the de Castro employment agreement, prior to the fifth annual anniversary of the effective date of the de Castro employment agreement, Mr. de Castro would receive on the termination date a number of options equal to 800,000 minus the number of options previously granted to Mr. de Castro under the preceding sentence prior to that date. The de Castro employment agreement provided:

     - for a signing bonus in the gross amount of $1,000,000;

     - that AMFM make a one-time cash payment to Mr. de Castro of $5,000,000;
       and

     - that AMFM grant to Mr. de Castro stock options to purchase 800,000 shares of AMFM common stock at a price of $42.125.

     All options granted pursuant to the de Castro employment agreement would be exercisable for ten years from the date of grant of the option, notwithstanding any termination of employment. The annual option grant would be at a price per share equal to the market price for the AMFM common stock at the close of trading on the day immediately preceding the date of the grant; provided, however, that with respect to any options the grant of which was accelerated because Mr. de Castro's employment was terminated as the result of a "change of control," the exercise price of such options would be the lower of

     - the exercise price equal to the average last reported sale price of the AMFM common stock for the 30 trading days prior to the ten trading days ending at the close of the trading day prior to the day of any announcement of such "change of control" and

     - the exercise price equal to the market price of the AMFM common stock at the close of the trading day immediately preceding the date of grant.

     The de Castro employment agreement provided that, in the event of termination of Mr. de Castro's employment by AMFM without "cause" or by Mr. de Castro with "good reason," AMFM must make a one-time cash payment to Mr. de Castro in a gross amount such that the net payments retained by Mr. de Castro equal $5,000,000 less applicable employee withholding taxes.

     The de Castro employment agreement further provided that, in the event of termination of Mr. de Castro's employment by Mr. de Castro for other than "good reason," in exchange for Mr. de Castro's agreement not to induce any employee of any radio station owned by AMFM to terminate employment or to become employed by any other radio station, AMFM would continue to pay Mr. de Castro his applicable base salary through the fifth anniversary of the effective date of the de Castro employment agreement. In the event of termination by Mr. de Castro of his employment for other than "good reason," AMFM also had the right, in exchange for the payment at the end of each calendar year through December 31, 2002, of an amount equal Mr. de Castro's average bonus (the greater of average actual historical bonuses and $1,600,000 in the applicable year), and on the last day of the calendar year ended December 31, 2003, make a payment to Mr.

de Castro equal to the product of Mr. de Castro's average bonus (the greater of average actual historical bonuses or $1,600,000 in the applicable year) multiplied by the fraction of the calendar year which preceded the fifth anniversary of the effective date of the de Castro employment agreement, to require that Mr. de Castro not be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses. The de Castro employment agreement further provided that if Mr. de Castro's employment was terminated by reason of expiration or non-renewal of the de Castro employment agreement, AMFM would make a one-time cash payment to Mr. de Castro equal to two times the amount of his annual base salary for the contract year in which such employment terminated. The de Castro employment agreement provided that if AMFM provided employment related benefits in an aggregate amount greater than or on more favorable terms as were granted to any other senior executives, except for benefits and employment inducements provided to the Chief Executive Officer, Mr. de Castro would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis.

     AMFM, CMCLA and Mr. de Castro entered into an amendment to Mr. de Castro's employment agreement effective March 15, 1999 that increased Mr. de Castro's base salary to $950,000. In addition, the amendment included provisions for discretionary bonuses as determined by Compensation Committee, based upon the recommendation of AMFM's Chief Executive Officer, and the acceleration of the grant, subject to four year vesting in equal amounts on each of April 17, 1999, 2000, 2001 and 2002, of options to acquire 640,000 shares of AMFM common stock provided for in his employment agreement with an exercise price of $46.63. The amendment also provided for the grant of additional options to acquire 1,000,000 shares of AMFM common stock with (i) an exercise price of $46.63 per share, (ii) 20% of the shares of AMFM common stock issuable pursuant to such options vesting annually over five years, and (iii) exercisability conditioned upon the average fair market value of the AMFM common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; provided that the options would no longer be subject to such exercisability threshold following a change in control. These options were granted on April 9, 1999. All of Mr. de Castro's unvested options would become vested upon termination of employment by Mr. de Castro for "good reason" or by AMFM without "cause." Finally, the amendment provided for AMFM to pay an additional amount to Mr. de Castro to make Mr. de Castro whole with respect to any excise tax that may be imposed by
Section 4999 of the Code and any taxes imposed upon such additional amounts.

     Mr. de Castro, AMFM and AMFM Operating entered into a separation agreement dated as of February 16, 2000 in connection with Mr. de Castro's retirement from his employment with AMFM in all capacities, including as director of AMFM. The separation agreement provides for:

     - a one-time cash severance payment of $5,000,000, net of applicable employee withholding taxes, provided that if the Clear Channel merger agreement is terminated, and AMFM offers Mr. de Castro employment on the same terms as set forth in his employment agreement (the "Re-employment Offer") and Mr. de Castro accepts such offer, then the net severance payment will be credited against any salary, bonus or other cash payments that otherwise would become due and payable to Mr. de Castro until such time as the full amount of the net severance payment has been applied;

     - payment of all accrued and unpaid base salary up to and including February 16, 2000, net of applicable employee withholding taxes;

     - an additional payment amount to Mr. de Castro to make Mr. de Castro whole with respect to any excise tax that may be imposed by Section 4999 of the Code and any taxes imposed upon such additional amounts;

     - vesting of any unvested stock options upon completion of the Clear Channel merger, provided that an additional 160,000 stock options of the 640,000 stock options granted to Mr. de Castro on April 17, 1999 will vest on April 17, 2000 and an additional 200,000 stock options granted to Mr. de Castro on April 9, 1999 will vest on April 9, 2000; provided, however, that if the Clear Channel merger agreement is terminated and AMFM makes a Re-employment Offer, which is accepted by Mr. de Castro, then the stock option agreements underlying Mr. de Castro's stock options will continue as if Mr. de Castro had never retired; and

     - mutual releases; a one year no hire covenant in which Mr. de Castro agreed not to hire or attempt to hire any employees of AMFM or its successors, including Clear Channel; a two-year standstill covenant in which Mr. de Castro agreed not to acquire or seek to acquire voting securities of AMFM or its successors, except for exercising his stock options, or otherwise seek to control or influence management of AMFM or its successors; an opportunity for Mr. de Castro to purchase an airplane from AMFM at its fair market value; an opportunity for Mr. de Castro to sublease, or otherwise assume the lease of, office space in Chicago, Illinois from AMFM at cost; and other provisions customarily found in an employment termination agreement.

     O'Keefe Employment Agreement. On May 18, 1999, AMFM and CMCLA entered into a new five year employment agreement with Mr. O'Keefe that provides him with a base salary of $550,000, subject to increases by a percentage equal to the percentage change in the consumer price index during the preceding year. The agreement also provides for a discretionary bonus as determined by AMFM's Compensation Committee, based upon the recommendation of AMFM's Chief Executive Officer, and a grant of options to acquire 500,000 shares of AMFM common stock with: (i) an exercise price of $46.63 per share, (ii) 20% of the shares of AMFM common stock issuable pursuant to such options vesting annually over five years, and (iii) exercisability conditioned upon the average fair market value of the AMFM common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; provided that the options will no longer be subject to such exercisability threshold following a change in control. These options were granted on April 9, 1999. The employment agreement also provides for accelerated vesting of all unvested options up termination by Mr. O'Keefe for "good reason" or by AMFM without "cause." In the event of termination of Mr. O'Keefe's employment by AMFM without "cause" or by Mr. O'Keefe for "good reason," a one-time cash payment will be paid to Mr. O'Keefe equal to two times Mr. O'Keefe's annual base salary for the contract year in which such employment terminates. Mr. O'Keefe will be subject to, at AMFM's option, a non-solicitation provision pursuant to which Mr. O'Keefe will not be permitted to induce any employee of AMFM to terminate employment or to become employed by any competitive business for up to the original term of his employment agreement in exchange for continued payment of his base salary (net of any other severance payments made to Mr. O'Keefe). Mr. O'Keefe may not be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses for the ninety-day period following termination of his employment. Under the terms of his agreement, if AMFM provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other executive vice presidents, Mr. O'Keefe would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis. Finally, Mr. O'Keefe's agreement requires AMFM to pay an additional amount to Mr. O'Keefe to make Mr. O'Keefe whole with respect to any excise tax that may be imposed by Section 4999 of the Code and any taxes imposed upon such additional amounts.

     R. Steven Hicks Employment Agreement. On April 29, 1999, AMFM and CMCLA entered into an employment agreement with Mr. R. Steven Hicks, effective as of March 15, 1999. The R. Steven Hicks employment agreement provides for a five year term with a base salary of $950,000, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year, as well as a discretionary bonus as determined by AMFM's Compensation Committee, based upon the recommendation of AMFM's Chief Executive Officer. In addition, the R. Steven Hicks employment agreement provides for a grant of options to purchase 1,000,000 shares of AMFM common stock with (i) an exercise price of $46.63 per share, (ii) 20% of the shares of AMFM common stock issuable pursuant to such options vesting annually over five years, and (iii) exercisability conditioned upon the average fair market value of AMFM common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; provided that options will no longer be subject to such exercisability threshold following a change in control. These options were granted on April 9, 1999. The R. Steven Hicks employment agreement also provides for accelerated vesting of all unvested options upon termination by Mr. R. Steven Hicks for "good reason" or by

AMFM without "cause." In the event of termination of Mr. R. Steven Hicks' employment by AMFM without "cause" or by Mr. R. Steven Hicks for "good reason," the R. Steven Hicks employment agreement provides for a one-time cash payment in a gross amount such that the net payments retained by Mr. R. Steven Hicks shall equal $5,000,000 less applicable employee withholding taxes will be paid to Mr.
R. Steven Hicks.

     Under the terms of the R. Steven Hicks employment agreement, Mr. Hicks has agreed not to induce any employee of AMFM to terminate employment or to become employed by any other competitive business (the "Hicks Non-Solicitation Agreement") for the original five-year term of the employment agreement. In the event of termination of Mr. R. Steven Hicks' employment by Mr. R. Steven Hicks for other than "good reason," in exchange for the Hicks Non-Solicitation Agreement, AMFM will continue to pay Mr. R. Steven Hicks his applicable base salary through the fifth anniversary of the effective date of his employment agreement. In the event of termination by Mr. R. Steven Hicks of his employment for other than "good reason," AMFM also has the right, in exchange for the payment at the end of each calendar year through December 31, 2003, of an amount equal to Mr. R. Steven Hicks' average bonus (the greater of average actual historical bonuses and $1,600,000 in the applicable year), and on the last day of the calendar year ended December 31, 2004, to make a payment to Mr. R. Steven Hicks equal to the product of Mr. R. Steven Hicks' average bonus (the greater of average actual historical bonuses and $1,600,000 in the applicable year) multiplied by the fraction of the calendar year which precedes the fifth anniversary of the effective date of R. Steven Hicks' employment agreement, to require that Mr. R. Steven Hicks not be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses. In the event of termination by reason of expiration or non-renewal of his employment agreement, AMFM will make a one-time cash payment to Mr. R. Steven Hicks equal to two times the amount of his annual base salary for the contract year in which such employment terminates. In addition, if AMFM provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other senior executives, Mr. R. Steven Hicks would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis. Finally, the R. Steven Hicks employment agreement includes an agreement by AMFM to pay an additional amount to Mr. R. Steven Hicks to make Mr. R. Steven Hicks whole with respect to any excise tax that may be imposed by Section 4999 of the Code and any taxes imposed upon such additional amounts.

     Armstrong Employment Agreement. On May 18, 1999, AMFM and CMCLA entered into an employment agreement with Mr. Armstrong, effective as of March 15, 1999. The Armstrong employment agreement provides for a five year term with a base salary of $550,000, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year, as well as a discretionary bonus as determined by AMFM's Compensation Committee, based upon the recommendation of AMFM's Chief Executive Officer. The Armstrong employment agreement also provides for a grant of options to purchase 500,000 shares of AMFM common stock with (i) an exercise price of $46.63 per share, (ii) 20% of the shares of AMFM common stock issuable pursuant to such options vesting annually over five years, and (iii) exercisability conditioned upon the average fair market value of AMFM common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; provided that options will no longer be subject to such exercisability threshold following a change in control. These options were granted on April 9, 1999. In addition, the Armstrong employment agreement provides for the accelerated vesting of all unvested options upon termination by Mr. Armstrong for "good reason" or by AMFM without "cause." In the event of termination of Mr. Armstrong's employment by AMFM without "cause" or by Mr. Armstrong for "good reason," a one-time cash payment will be paid to Mr. Armstrong equal to two times Mr. Armstrong's annual base salary for the contract year in which such employment terminates.

     Mr. Armstrong will be subject to, at AMFM's option, a non-solicitation provision pursuant to which Mr. Armstrong will not be permitted to induce any employee of AMFM to terminate employment or to become employed by any competitive business for up to the original term of his employment agreement in exchange for the continued payment of his base salary (net of any other severance payments made to Mr. Armstrong). The Armstrong employment agreement also includes an agreement by Mr. Armstrong not to be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses for a ninety-day period following termination of his employment. The Armstrong employment agreement also contains a provision that if AMFM provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other executive vice presidents, Mr. Armstrong would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis. It also contains an agreement by AMFM to pay an additional amount to Mr. Armstrong to make Mr. Armstrong whole with respect to any excise tax that may be imposed by Section 4999 of the Code and any taxes imposed upon such additional amounts. In connection with entering into the employment agreement, AMFM also paid to Mr. Armstrong a one-time signing bonus in the gross amount of $400,000.

     Banowsky Employment Agreement. On April 29, 1999, AMFM and CMCLA entered into an employment agreement with Mr. Banowsky, effective as of March 15, 1999. The Banowsky employment agreement provides for a five year term with a base salary of $400,000, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year, as well as a discretionary bonus as determined by AMFM's Compensation Committee, based upon the recommendation of AMFM's Chief Executive Officer. The Banowsky employment agreement also provides for a grant of options to purchase 400,000 shares of AMFM common stock with (i) an exercise price of $46.63 per share, (ii) 20% of the shares of AMFM common stock issuable pursuant to such options vesting annually over five years, and (iii) exercisability conditioned upon the average fair market value of AMFM common stock, calculated on a daily basis, being equal to or exceeding $100.00 per share for a period of 30 consecutive days during the five-year period commencing on the date of grant; provided that options will no longer be subject to such exercisability threshold following a change in control. These options were granted on April 9, 1999. In addition, the Banowsky employment agreement provides for accelerated vesting of all unvested options upon termination by Mr. Banowsky's employment for "good reason" or by AMFM without "cause," and in the event of termination of Mr. Banowsky's employment by AMFM without "cause" or by Mr. Banowsky for "good reason," a one-time cash payment will be paid to Mr. Banowsky equal to two times Mr. Banowsky's annual base salary for the contract year in which such employment terminates.

     Mr. Banowsky will be subject to, at AMFM's option, a non-solicitation provision pursuant to which Mr. Banowsky will not be permitted to induce any employee of AMFM to terminate employment or to become employed by any competitive business for up to the original term of his employment agreement in exchange for the continued payment of his base salary (net of any other severance payments made to Mr. Banowsky), and an agreement by Mr. Banowsky not to be employed by or perform activities on behalf of or have ownership interest in any broadcasting or related businesses for a ninety-day period following termination of his employment. The Banowsky employment agreement also provides that if AMFM provides employment related benefits in an aggregate amount greater than or on more favorable terms as are granted to any other executive vice presidents, Mr. Banowsky would be provided benefits in substantially comparable amount and/or under substantially comparable terms, on an aggregate basis. In addition, the Banowsky employment agreement includes an agreement by AMFM to pay an additional amount to Mr. Banowsky to make Mr. Banowsky whole with respect to any excise tax that may be imposed by Section 4999 of the Code and any taxes imposed upon such additional amounts.

     Marcus Employment Agreement. Prior to March 15, 1999, Mr. Marcus served as President and Chief Executive Officer of AMFM and CMCLA. AMFM and CMCLA entered into an amended and restated employment agreement as of October 1, 1998 with Jeffrey A. Marcus, which was effective as of June 1, 1998. The Marcus employment agreement, which had a term that extended through June 1, 2003, provided for an initial annual base salary of $1,125,000 for the first year of the employment agreement, subject to increase each year by a percentage equal to the percentage change in the consumer price index during the preceding year (provided that the base salary in any year cannot be less than the base salary in the prior year). The Marcus employment agreement provided for a one-time execution bonus in the gross amount of $1,000,000. In addition, the Marcus employment agreement provided for an annual bonus in an amount to be determined by AMFM's Compensation Committee in its reasonable discretion; provided, however, the annual bonus would in no event to be less than $2,000,000 nor greater than $4,000,000. The Marcus employment agreement provided that, on the effective date thereof and on each of the four anniversaries of the employment agreement on which Mr. Marcus remained employed by AMFM, Mr. Marcus would be granted options to purchase 200,000 shares of AMFM common stock. If Mr. Marcus' employment was terminated without "cause," or if Mr. Marcus terminated his employment for "good reason," in each case as defined in the Marcus employment agreement, prior to the fourth annual anniversary of the effective date of the Marcus employment agreement, Mr. Marcus would receive on such termination date a number of options equal to 1,000,000 minus the number of options previously granted to Mr. Marcus under the preceding sentence prior to that date. The Marcus employment agreement provided that all options granted thereunder would be exercisable for ten years from the date of grant of the options, notwithstanding any termination of employment, at a price per share equal to the market price for AMFM common stock at the close of trading on the day immediately preceding the date of the grant; provided, however, that with respect to any options the grant of which were accelerated because Mr. Marcus' employment was terminated as the result of a "change of control," the exercise price of such options would be the lower of

     - the exercise price equal to the average last reported sale price of AMFM common stock for the 30 trading days prior to the ten trading days ending at the close of the trading day prior to the day of any announcement of such "change of control," and

     - the exercise price equal to the market price of AMFM common stock at the close of the trading day immediately preceding the date of grant.

     Under the Marcus employment agreement, Mr. Marcus was also granted options to purchase 1,250,000 shares of AMFM common stock, one-half of which would vest on the date of the grant and one-half of which would vest on the 18th month anniversary of the date of the grant if and to the extent that a termination of employment had not occurred, provided that in the event of a termination of employment by AMFM without "cause" or by Mr. Marcus for "good reason," all such options would vest and become exercisable on the date of such termination of employment. Each such option would be exercisable for ten years from the date of grant of those options, notwithstanding any termination of employment, at a price of $42.125 per share. The amended Marcus employment agreement also provided that, in the event of termination of Mr. Marcus's employment by AMFM without "cause or by Mr. Marcus with "good reason," AMFM would make a one-time cash payment to Mr. Marcus in a gross amount such that the net payments retained by Mr. Marcus, after payment by AMFM of excise taxes imposed by Section 4999 of the Code with respect to that payment, to the extent applicable, shall equal $6,250,000.

     The Marcus employment agreement further provided that, in the event of termination of Mr. Marcus's employment by Mr. Marcus for other than "good reason," in exchange for Mr. Marcus' agreement not to induce any employee of any radio station owned by AMFM to terminate employment or to become employed by any other radio station, AMFM would continue to pay Mr. Marcus his applicable base salary through the fifth anniversary of the effective date. In the event of termination of Mr. Marcus' employment for other than "good reason," AMFM also had the right, in exchange for the payment at the end of each calendar year until December 31, 2003, of an amount equal to Mr. Marcus' average bonus, and on the last day of the calendar year which included the fifth anniversary of the Marcus employment agreement a payment equal to the product of Mr. Marcus' average bonus multiplied by the fraction of each calendar year which precedes the fifth anniversary of the effective date of the Marcus employment agreement, to require that Mr. Marcus not be employed by or perform activities on behalf of or have ownership interest in any radio or television broadcasting station serving the same market as any radio station owned by AMFM, or in connection with any business enterprise that is directly or indirectly engaged in any of the business activities in which any business owned by AMFM has significant involvement, subject to certain exceptions. The Marcus employment agreement further provided that if Mr. Marcus' employment was terminated by reason of expiration or non-renewal of the Marcus employment agreement, AMFM would make a one-time cash payment to Mr. Marcus equal to two times the amount of his annual base salary for the contract year in which employment terminated. The Marcus employment agreement also provided that Mr. Marcus would be entitled to receive personal security services, to be paid for by AMFM, and certain other customary benefits and perquisites.

     In connection with Mr. Marcus' resignation as President and Chief Executive Officer of AMFM and CMCLA in March 1999, Mr. Marcus, his spouse, and AMFM and CMCLA entered into a termination agreement dated as of March 15, 1999. Pursuant to that agreement, Mr. Marcus resigned as President and Chief Executive Officer and from any other appointments or positions which he may have held with AMFM or any of its subsidiaries; provided, however, that Mr. Marcus did not at that time resign his positions as a director of each of AMFM, Chancellor Mezzanine Holdings Corporation and CMCLA. In addition, the agreement provided, among other things, that

     - Mr. Marcus received a one-time cash severance payment of $6,250,000, a pro-rated bonus for the fiscal year of AMFM ended December 31, 1998 of $2,333,333, and all accrued and unpaid base salary earned up to and including March 15, 1999, in each case net of applicable employee withholding taxes,

     - Mr. Marcus was granted options to purchase 800,000 shares of AMFM common stock at an exercise price of $47.0625 per share, and

     - unvested options to acquire 625,000 shares of AMFM common stock granted to Mr. Marcus under his employment agreement automatically vested and became immediately exercisable.

     The agreement further provided for mutual releases and other provisions typically found in an employment termination agreement.

  Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of AMFM during the last completed fiscal year were Messrs. Thomas O. Hicks, Hodson, Jordan, Lewis and Winters. The members of the Independent Compensation Committee of AMFM during the last fiscal year were Messrs. Crandall, Hodson, Jordan, Lewis and Winters. Mr. Thomas O. Hicks serves as Chairman of the Compensation Committee, and also serves as Chairman of the Board and Chief Executive Officer of AMFM, AMFM Holding Inc. and AMFM Operating. Mr. Thomas O. Hicks is an executive officer and principal of Hicks Muse, which through its affiliates beneficially owned as of March 10, 2000 approximately 27.5% of the outstanding AMFM common stock. See "Security Ownership of Certain Beneficial Owners and Management of AMFM."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires AMFM's directors and executive officers, and persons who own more than 10% of AMFM's outstanding common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of AMFM common stock and other equity securities of AMFM. To AMFM's knowledge, for the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its executive officers, directors and holders of more than 10% of AMFM's outstanding common stock were satisfied, except that (i) HM3/Capstar Inc., HM3/Capstar Partners, L.P., D. Geoffrey Armstrong and William S. Banowsky, Jr. each filed a late Form 3; (ii)
R. Steven Hicks filed a late Form 3 and a late Form 5 and had a total of two transactions that were not reported on a timely basis; (iii) Robert L. Crandall and J. Otis Winters each filed one late Form 4, each of which contained one transaction that was not reported on a timely basis; and (iv) James E. de Castro filed two late Form 4s and had a total of four transactions that were not reported on a timely basis.

PERFORMANCE GRAPH

The following graph shows a comparison, since December 31, 1994, of the cumulative stockholder return on (i) AMFM's common stock, (ii) an index including all securities listed on the New York Stock Exchange ("NYSE") and
(iii) a self-determined peer group of companies, measuring the changes in common stock prices from December 31, 1994 through December 31, 1999. The graph assumes an investment of $100 on December 31, 1994 and, as required by the SEC, all values shown assume the reinvestment of all dividends, if any, and in the case of the peer group, are weighed to reflect the market capitalization of the component companies. The peer group consists of Clear Channel Communications, Inc., Emmis Broadcasting Corporation, Hispanic Broadcasting Corporation, Infinity Broadcasting Corporation, Jacor Communications, Inc., Lamar Advertising Company and Saga Communications, Inc.
[PERFORMANCE GRAPH]


                                 12/30/94    12/29/95    12/31/96    12/31/97    12/31/98    12/31/99
                                 --------    --------    --------    --------    --------    --------
AMFM...........................   $100.0      $182.9      $214.3      $639.6      $820.7     $1,341.4
Peer Group.....................    100.0       169.0       272.0       571.3       742.9      1,288.8
NYSE...........................    100.0       134.8       164.1       218.0       258.5        286.7

REPORT OF THE COMPENSATION AND INDEPENDENT COMPENSATION COMMITTEES ON EXECUTIVE COMPENSATION

     The Compensation and Independent Compensation Committees are responsible for reviewing the compensation paid to AMFM's executive officers and making recommendations to AMFM's Board of Directors with respect to such compensation. The Board of Directors approves all compensation paid to executive officers, with the exception of grants of stock options which are made by the Compensation Committee or the Independent Compensation Committee discharging the functions of the Stock Option Committee as approved in AMFM's several stock option plans.

  Overall Compensation Objectives

     AMFM is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation. AMFM's overall strategy is to enhance stockholder value by focusing on revenue and cash flow and the reduction of leverage through the successful operation of its radio and media representation assets, as well as through the development of AMFM's Internet initiative as part of the AMFM New Media Group. In furtherance of this strategy, AMFM's compensation strategies are designed to attract and to retain the best possible executive talent. Except for its current Chief Executive Officer, AMFM enters into long-term employment agreements with its executive officers. These agreements generally contain base salaries that recognize individual performance and cash and equity-based incentives designed to align the financial interests of executives with those of the stockholders, and prohibit the officer from competing with AMFM. The Compensation Committee believes that the structure of these agreements should enable AMFM to retain its key officers for a period of time and focus the efforts and energies of these officers on further enhancing the value of AMFM to its stockholders.

     In 1999, AMFM entered into or modified employment agreements with Messrs. de Castro, R. Steven Hicks, O'Keefe, Armstrong and Banowsky. Each agreement provides for a base salary, annual cash incentive bonus and the award of options to purchase AMFM common stock. In entering these employment agreements, the Compensation Committee and the Board of Directors considered such factors as each executive's responsibilities in identifying and completing the acquisition of strategic broadcast properties, AMFM's strong operating performance, and the increase in stockholder value to AMFM's stockholders during 1999. Each of these employment agreements was approved by the Compensation Committee and the Board of Directors.

     Pending completion of the Clear Channel merger, the Compensation Committee is not permitted to enter into or modify employment agreements with AMFM's executive officers without the prior consent of Clear Channel.

  Principal Components of Executive Compensation

     The principal elements of compensation to AMFM's executive officers include a base salary and annual cash bonuses and grants of stock options. AMFM also provides to its executive officers medical, pension and other fringe benefits generally available to AMFM employees. Base salary for AMFM's executive officers under their respective agreements was determined by evaluating the responsibilities of the position held by, and the personal experience level of, the specific individual. In determining levels of base salary, the Compensation Committee also decided to set an appropriate level of base compensation to motivate and retain AMFM's executive officers in light of AMFM's relative position to its competition in the radio broadcast industry and the performance standards established for such individuals. Under the terms of their employment agreements in effect for 1999, AMFM's executive officers were each eligible for, and received, an annual cash incentive bonus based on AMFM's performance during the year as measured by revenue, broadcast cash flow and after tax cash flow targets being met or exceeded. The bonus also recognized each executive officer's efforts that contributed to the pending merger with Clear Channel. Additionally, each of AMFM's executive officers received awards of stock options pursuant to the terms of their employment agreements. The objective in setting the terms of stock option awards was to incentivize the continued employment of those executive officers deemed essential to AMFM and its long-term objectives.

  Compensation of the Chief Executive Officer

     Thomas O. Hicks. Mr. Thomas O. Hicks, the Chief Executive Officer since March 15, 1999, received no compensation in connection with his service as Chairman of the Board and Chief Executive Officer. Mr. Thomas O. Hicks is a controlling stockholder and serves as Chief Executive Officer and Chairman of the Boards of Directors of various entities affiliated with Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), which have a substantial equity interest in AMFM. Mr. Thomas O. Hicks and these affiliates of Hicks Muse controlled approximately 27.5% of the outstanding shares of AMFM common stock as of

March 10, 2000. Accordingly, Mr. Thomas O. Hicks' interests have been strongly aligned with enhancing the value of AMFM to its stockholders.

     Jeffrey A. Marcus. Total compensation for Mr. Marcus, the President and Chief Executive Officer of AMFM from January 1, 1999 to March 15, 1999, consisted of a salary of $234,375 paid under the terms of Mr. Marcus' employment agreement with AMFM. Additionally, in connection with Mr. Marcus' resignation as President and Chief Executive Officer of AMFM in March 1999,

     - Mr. Marcus received a one-time cash severance payment of $6,250,000, a pro-rated bonus for the fiscal year of AMFM ended December 31, 1998 of $2,333,333, and all accrued and unpaid base salary earned up to and including March 15, 1999 of $234,375, in each case net of applicable employee withholding taxes,

     - Mr. Marcus was granted options to purchase 800,000 shares of AMFM common stock at an exercise price of $47.0625 per share, and

     - unvested options to acquire 625,000 shares of AMFM common stock granted to Mr. Marcus under his employment agreement automatically vested and became immediately exercisable.

  Section 162(m) of the Code

     Section 162(m) of the Code limits deductions for certain executive compensation in excess of $1.0 million. Certain types of compensation in excess of $1.0 million are deductible only if performance goals are specified in detail by a compensation committee comprised solely of two or more outside directors, payments are approved by a majority vote of the stockholders prior to payment of such compensation and after the material terms of the compensation are disclosed to the stockholders, and the Compensation Committee certifies that the performance goals were in fact satisfied. During 1999, the Compensation Committee considered the compensation arrangements of AMFM's executive officers in light of the requirements of Section 162(m).

     While the Compensation Committee will continue to give due consideration to the deductibility of compensation payments on future compensation arrangements with AMFM's executive officers, the Compensation Committee will make its compensation decision based upon an overall determination of what it believes to be in the best interests of AMFM and its stockholders, and deductibility will be only one among a number of factors used by the Compensation Committee in making its compensation decisions. Accordingly, AMFM may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m).

                         COMPENSATION COMMITTEE MEMBERS

                           THOMAS O. HICKS (Chairman)
                                THOMAS J. HODSON
                             VERNON E. JORDAN, JR.
                                 PERRY J. LEWIS
                                J. OTIS WINTERS

                   INDEPENDENT COMPENSATION COMMITTEE MEMBERS

                               ROBERT L. CRANDALL
                                THOMAS J. HODSON
                             VERNON E. JORDAN, JR.
                                 PERRY J. LEWIS
                                J. OTIS WINTERS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 10, 2000 the number of shares and percentage of AMFM common stock beneficially owned by (a) each person or group known to beneficially own five percent or more of any class of the common stock of AMFM, (b) each director of AMFM, (c) certain executive officers, and
(d) all directors and executive officers of AMFM as a group. Except as noted below and pursuant to applicable community property laws, AMFM believes that each individual or entity named below has sole investment and voting power with respect to the shares of AMFM common stock set forth opposite such stockholder's name.

NAME OF BENEFICIAL OWNER                                        SHARES     PERCENT(1)
------------------------                                      ----------   -----------
Hicks Muse Parties(2).......................................  55,267,658       25.5%
  c/o Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Putnam Investments, Inc.(3).................................  15,342,675        7.1%
  One Post Office Square
  Boston, Massachusetts 02109
AXA Financial, Inc.(4)......................................  14,465,693        6.7%
  1290 Avenue of the Americas
  New York, New York 10104
Thomas O. Hicks(2)(5).......................................  59,589,691       27.5%
R. Steven Hicks(6)..........................................   1,918,010      *
D. Geoffrey Armstrong(7)....................................     295,805      *
Kenneth J. O'Keefe(8).......................................     501,004      *
William S. Banowsky, Jr.(9).................................     184,074      *
Robert L. Crandall..........................................       5,000      *
Thomas J. Hodson(10)........................................      55,833      *
Vernon E. Jordan, Jr.(11)...................................      33,333      *
Michael J. Levitt(12).......................................      66,454      *
Perry J. Lewis(13)..........................................     116,881      *
John H. Massey(14)..........................................      33,333      *
Lawrence D. Stuart, Jr. ....................................      85,865      *
R. Gerald Turner(15)........................................      12,855      *
J. Otis Winters(16).........................................       8,828      *
All directors and executive officers as a group (14
  persons)(17)..............................................  62,906,966       28.8%

---------------

  *  Less than one percent (1%).

 (1) Assumes that 216,402,230 shares of common stock of AMFM were issued and outstanding as of March 10, 2000.

 (2) Includes (i) 135,136 shares owned of record by Capstar Boston Partners, L.L.C., a limited liability company of which the manager is a limited partnership whose ultimate general partner is Hicks, Muse Fund III Incorporated ("Fund III Inc."), (ii) 1,268,411 shares owned of record by Capstar BT Partners, L.P., a limited partnership of which the ultimate general partner is Fund III Inc., (iii) 30,007,111 shares owned of record by Capstar Broadcasting Partners, L.P. ("Capstar L.P."), a limited partnership of which the ultimate general partner is HM3/Capstar, Inc. ("HM3/Capstar"), (iv) 8,542,485 shares owned of record by HM4/Chancellor, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV LLC ("Fund IV"), (v) 2,155,514 shares owned of record by HM2/HMW, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund II Incorporated ("Fund II Inc."), (vi) 14,932 shares owned of record by Hicks, Muse, Tate & Furst Equity Fund II, L.P., a limited partnership of which the ultimate general partner is Fund II Inc.,
     (vii) 13,127,402 shares owned of record by HM2/Chancellor, L.P., a limited partnership of which the ultimate general partner is HM2/Chancellor Holdings, Inc. ("HM2/Chancellor") (Capstar Boston

     Partners, L.L.C., Capstar BT Partners, L.P., Capstar L.P., HM4/Chancellor, L.P., HM2/HMW, L.P., Hicks, Muse, Tate & Furst Equity Fund II, L.P., and HM2/Chancellor, L.P. and (viii) 16,667 shares issuable upon the exercise of stock options that are currently vested and held by Hicks, Muse & Co. Partners, L.P., a limited partnership of which the ultimate general partner is H M Partners, Inc. ("H M Partners") (Capstar Boston Partners, L.L.C., Capstar BT Partners, L.P., Capstar L.P., HM4/ Chancellor, L.P., HM2/HMW, L.P., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/ Chancellor, L.P., and Hicks, Muse & Co. Partners, L.P., collectively, the "Hicks Muse Parties"). Thomas O. Hicks is a controlling stockholder and serves as Chief Executive Officer and Chairman of the Boards of Directors of Fund III Inc., HM3/Capstar, Fund II Inc., HM2/Chancellor and HM Partners, and Thomas O. Hicks is the sole number of Fund IV. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owner of the AMFM common stock and options held by the Hicks Muse Parties. Mr. Thomas O. Hicks disclaims beneficial ownership of the shares of AMFM common stock not owned of record by him.

 (3) This information was provided to the Securities and Exchange Commission and AMFM in Schedule 13G/A, dated February 7, 2000.

 (4) This information was provided to the Securities and Exchange Commission and AMFM in Schedule 13G, dated February 10, 2000.

 (5) Includes 4,237,293 shares of AMFM common stock for which Thomas O. Hicks has sole voting and dispositive power and 55,352,398 shares (including vested stock options for 16,667 shares) of AMFM common stock for which Thomas O. Hicks has shared voting and dispositive power. Of the 4,237,293 shares of common stock for which Thomas O. Hicks has sole voting and dispositive power, 3,757,625 shares are held of record by Thomas O. Hicks, 331,030 shares are held of record by Thomas O. Hicks as the trustee of certain trusts for the benefit of Thomas O. Hicks' children, 108,901 shares are held of record by a private foundation controlled by Thomas O. Hicks, and 39,737 shares are owned of record by a limited partnership of which the general partner is a limited liability company of which Thomas O. Hicks is the sole member. Of the 55,352,398 shares of AMFM common stock for which Thomas O. Hicks has shared voting and dispositive power, 23,293 shares are owned by Thomas O. Hicks of record as the co-trustee of a trust for the benefit of unrelated parties, 61,447 shares are owned of record by a limited partnership of which the general partner is a limited liability company of which Thomas O. Hicks is the sole member, and 55,267,658 (including vested stock options for 16,667 shares) of such shares are owned of record by the Hicks Muse Parties.

 (6) Includes (i) 693,102 shares owned of record by R. Steven Hicks, (ii) 780 shares owned of record by R. Steven Hicks' wife, (iii) 3,685 shares owned of record by two of R. Steven Hicks' children, (iv) 247 and 495 shares by Dean McClure Taylor and Brinson Elizabeth Ellard, respectively, for whom R. Steven Hicks serves as custodian under the Texas Uniform Transfers to Minors Act, (v) 47,148 shares owned of record by a private foundation controlled by R. Steven Hicks, (vi) 1,088,320 shares issuable upon the exercise of warrants that are currently vested, and (vii) 84,233 shares issuable upon the exercise of stock options that are currently vested. R. Steven Hicks disclaims beneficial ownership of all shares not owned by him of record.

 (7) Includes (i) 160,195 shares owned of record by Mr. Armstrong, (ii) 99,100 shares issuable upon the exercise of warrants that are currently vested, and (iii) 36,510 shares issuable upon the exercise of stock options that are currently vested.

 (8) Includes (i) 1,004 shares owned of record by Mr. O'Keefe, and (ii) 500,000 shares issuable upon the exercise of stock options that are currently vested.

 (9) Includes (i) 34,526 shares owned of record by Mr. Banowsky, (ii) 75,223 shares issuable upon the exercise of stock options that are currently vested, and (iii) 74,325 shares issuable upon the exercise of warrants that are currently vested.

(10) Consists of 55,833 shares issuable upon the exercise of stock options that are currently vested.

(11) Consists of 33,333 shares issuable upon the exercise of stock options that are currently vested.

(12) Consists of 65,306 shares owned of record by Mr. Levitt, 17,065 of which are held in joint tenancy with his wife and 1,148 of which are held in trust for his children.

(13) Includes (i) 53,548 shares owned of record by Mr. Lewis and (ii) 63,333 shares issuable upon the exercise of stock options that are currently vested.

(14) Consists of 33,333 shares issuable upon the exercise of stock options that are currently vested.

(15) Includes (i) 6,202 shares owned of record by Mr. Turner, (ii) 6,115 shares issuable upon the exercise of stock options that are currently vested, and
     (iii) 538 shares subject to stock options that are exercisable within 60 days.

(16) Includes (i) 495 shares owned of record by Mr. Winters and (ii) 8,333 shares issuable upon the exercise of stock options that are currently vested.

(17) Includes 4,536,933 shares issuable upon the exercise of stock options that are either currently vested or that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     AMFM is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997 with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, AMFM pays to Hicks, Muse & Co. Partners, L.P. an annual fee of not less than $1.0 million, subject to increase or decrease (but not below $1.0 million) based upon changes in the consumer price index. Hicks, Muse & Co. Partners, L.P. is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. The financial monitoring and oversight agreement provides that the agreement will terminate at such time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of the AMFM common stock beneficially owned by them, collectively, at the effective time of the merger with Chancellor Broadcasting Company in September 1997. Effective March 15, 1999, Hicks, Muse & Co. Partners, L.P. agreed to waive the annual fee payment under the financial monitoring and oversight agreement, although it will still be entitled to the reimbursement of certain expenses incurred and the benefit of certain indemnity obligations of AMFM in connection with the performance of its obligations thereunder. AMFM paid Hicks, Muse & Co. Partners, L.P. a total of $0.3 million in 1999 in connection with the financial monitoring and oversight agreement.

     Upon consummation of the Capstar merger, Capstar Broadcasting made payments to Hicks, Muse & Co. Partners, L.P. of $10.0 million in cash and AMFM granted Hicks, Muse & Co. Partners, L.P. options to purchase up to 969,616 shares of AMFM common stock at a per share exercise price of $52.00 in connection with the termination of monitoring and oversight and financial advisory agreements with Capstar Broadcasting and its subsidiaries and in satisfaction of the services performed by Hicks, Muse & Co. Partners, L.P. in connection with the Capstar merger. In 1999, Capstar Broadcasting paid Hicks, Muse & Co. Partners, L.P. approximately $605,000 of monitoring and oversight fees and $3.4 million of financial advisory fees. Affiliates of Hicks Muse had a controlling interest in Capstar Broadcasting prior to the Capstar merger.

     AMFM is subject to an Amended and Restated Stockholders Agreement, dated as of February 14, 1996, as amended on September 4, 1997 and July 13, 1999, among AMFM and certain holders of AMFM common stock held by former stockholders of Chancellor Broadcasting Company, which provides for registration rights for the shares of AMFM common stock held by such holders. Certain affiliates of Hicks Muse are parties to the stockholders agreement. Affiliates of Hicks Muse that are parties to the stockholders agreement have agreed to the termination of such agreement at the effective time of the Clear Channel merger.

     As part of the merger with Chancellor Broadcasting Company in September 1997, AMFM made selected cash payments and accelerated the vesting of selected stock options previously granted by Chancellor Broadcasting Company to Steven Dinetz, a former director of AMFM. In connection with Mr. Dinetz' resignation from AMFM's Board of Directors on May 18, 1999, all of Mr. Dinetz' unvested options were accelerated, Mr. Dinetz was granted three years for which to exercise such options, and Mr. Dinetz was relieved of any non-competition obligations.

     On July 7, 1998, AMFM entered into a merger agreement with the indirect parent of LIN Television Corporation to acquire LIN in a stock-for-stock transaction. Effective March 15, 1999, LIN and AMFM terminated the LIN merger agreement. Affiliates of Hicks Muse have a controlling interest in LIN and a substantial investment in AMFM.

     In October and November 1998, LIN purchased two airplanes and subsequently entered into two lease agreements with respect to those airplanes with AMFM. In June 1999, LIN sold one of the airplanes to an unrelated third party and the lease was terminated. AMFM purchased the other airplane from LIN in June 1999 and the lease was terminated. In 1999, AMFM paid to LIN approximately $1.2 million under the leases.

     In connection with the resignation by Jeffrey A. Marcus as President and Chief Executive Officer of AMFM in March 1999, Mr. Marcus entered into a termination agreement, which provided, among other things, that (i) Mr. Marcus receive a one-time cash payment of $6.25 million and a pro-rated bonus for fiscal year 1998 of $2.3 million; (ii) Mr. Marcus be granted options to purchase 800,000 shares of AMFM common stock at an exercise price of $47.0625 per share; and (iii) unvested options to acquire 625,000 shares of AMFM common stock previously granted to Mr. Marcus automatically vest and become immediately exercisable.

     Vernon E. Jordan, Jr., a director of AMFM served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999. Deutsche Bank Securities, Inc., formerly BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by AMFM in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. Deutsche Bank Securities Inc. has been engaged as a financial advisor in connection with the merger and served as a co-lead arranger for AMFM's new senior credit facility. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to AMFM, and will continue to provide services to AMFM in the future, including as administrative agent for AMFM's senior credit facility. Fees paid to Deutsche Bank Securities Inc. in 1999 while Mr. Jordan served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999 were minimal.

     Deutsche Bank Securities Inc. has been engaged as a financial advisor in connection with the merger and served as a co-lead arranger for AMFM's new credit agreement. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to AMFM, and will continue to provide services to AMFM in the future, including as administrative agent for AMFM's new credit agreement.

     R. Gerald Turner, a director of AMFM, prior to the Capstar merger purchased 7,518 shares of Capstar Broadcasting class A common stock on July 1, 1997 in exchange for a non-recourse promissory note payable to Capstar in the principal amount of $75,000 and a recourse note payable to Capstar Broadcasting in the principal amount of $25,000. The remaining principal and interest balances on the notes were paid in April 1999.

     In 1998, R. Steven Hicks acquired a construction permit issued by the FCC to construct a new FM broadcast station in Round Rock, Texas for an effective purchase price of $8.5 million. Mr. R. Steven Hicks financed the purchase of the permit through a letter of credit issued by Bankers Trust Company. Capstar Broadcasting purchased the letter of credit reimbursement obligation owing from Mr. R. Steven Hicks to Bankers Trust Company, in its capacity as the issuer of such letter of credit, under a Guaranty and Purchase Agreement, dated as of February 10, 1998. The $8.5 million debt from Mr. R. Steven Hicks to Capstar Broadcasting was satisfied in April 1999 upon the transfer of the construction permit to Capstar Broadcasting.

     In May 1998, CMCLA (i) began programming ten radio stations owned by Capstar Communications under time brokerage agreements and in 1999 through the date of the Capstar merger, CMCLA paid fees of $26.8 million to Capstar Communications related to these agreement and (ii) provided a loan to Capstar Broadcasting in the principal amount of $150.0 million. Interest income on this note receivable was $9.7 million in 1999 through the date of the Capstar merger. CMCLA also began operating Capstar

Broadcasting's station WKNR-AM in Cleveland, Ohio under a time brokerage agreement effective February 1, 1999.

     In connection with the retirement of James E. de Castro on February 16, 2000, Mr. de Castro entered into the separation agreement described in "Item 10. Directors and Executive Officers of the Registrant -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- de Castro Employment Agreement."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements.

          2. Financial Statement Schedules.

             The financial statements and financial statement schedules listed in the index to the Consolidated Financial Statements of AMFM that appear on Page F-1 of this Report on Form 10-K are filed as part of this Report.

          3. Exhibits.

             The exhibits to this Report on Form 10-K are listed under item 14(c) below.

     (b) Reports on Form 8-K.

          Current Report on Form 8-K (Items 5 and 7), dated October 2, 1999 and filed October 5, 1999, to announce the merger with Clear Channel Communications, Inc.

          Current Report on Form 8-K (Items 5 and 7), dated September 27, 1999 and filed October 13, 1999, as amended on October 28, 1999, November 9, 1999 and November 12, 1999, to announce the tender offer to purchase for cash all of the outstanding 10 3/4% Senior Subordinated Notes due 2006 and the concurrent solicitation of consents of proposed amendments to the indenture pursuant to which such notes were issued.

          Current Report on Form 8-K (Items 5 and 7), dated October 12, 1999 and filed October 13, 1999, as amended on October 28, 1999, November 9, 1999 and November 24, 1999, to announce the consent solicitation for the exchange of the 12 5/8% Series E Cumulative Exchangeable Preferred Stock due October 31, 2006 for the 12 5/8% Senior Subordinated Exchange Debentures due 2006.

          Current Report on Form 8-K (Items 5 and 7), dated November 19, 1999 and filed November 22, 1999, to file the indenture, dated as of November 19, 1999, governing the 12 5/8% Senior Subordinated Exchange Debentures due 2006 of AMFM Operating Inc.

     (c) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       2.1(1)            -- Stock Purchase Agreement, dated February 16, 1997, by and between Viacom International Inc. and Evergreen Media
                            Corporation of Los Angeles, (see table of contents for
                            list of omitted schedules and exhibits).
       2.2(1)            -- Agreement and Plan of Merger, dated as of February 19,
                            1997, by and among Evergreen Media Corporation,
                            Chancellor Broadcasting Company and Chancellor Radio
                            Broadcasting Company.
       2.3(1)            -- Joint Purchase Agreement, dated as of February 19, 1997, by and among Chancellor Radio Broadcasting Company,
                            Chancellor Broadcasting Company, Evergreen Media
                            Corporation of Los Angeles, and Evergreen Media
                            Corporation (see table of contents for list of omitted
                            schedules and exhibits).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       2.4(2)            -- Asset Purchase Agreement, dated as of April 4, 1997, by and between Pacific and Southern Company, Inc. and
                            Evergreen Media Corporation of Los Angeles (re: WGCI-AM
                            and WGCI-FM), (see table of contents for list of omitted
                            schedules and exhibits).
       2.5(2)            -- Asset Purchase Agreement, dated as of April 4, 1997, by and between Pacific and Southern Company, Inc. and
                            Evergreen Media Corporation of Los Angeles (re: KKBQ-AM
                            and KKBQ-FM), (see table of contents for list of omitted
                            schedules and exhibits).
       2.6(2)            -- Asset Purchase Agreement, dated as of April 4, 1997, by and between Pacific and Southern Company, Inc. and
                            Evergreen Media Corporation of Los Angeles (re: KHKS-FM),
                            (see table of contents for list of omitted schedules and
                            exhibits).
       2.7(3)            -- Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997, among Chancellor Broadcasting
                            Company, Chancellor Radio Broadcasting Company, Evergreen
                            Media Corporation, Evergreen Mezzanine Holdings
                            Corporation and Evergreen Media Corporation of Los
                            Angeles, amended and restated as of July 31, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
       2.8(4)            -- Option Agreement, dated as of August 6, 1997, by and
                            among Evergreen Media Corporation, Chancellor
                            Broadcasting Company, Bonneville International
                            Corporation and Bonneville Holding Company.
       2.9(5)            -- Letter Agreement, dated February 20, 1998, between
                            Chancellor Media Corporation of Los Angeles ("CMCLA") and
                            Capstar Broadcasting Corporation.
       2.10(6)           -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
       2.11(6)           -- Unit and Stock Purchase Agreement, dated as of June 19,
                            1998, by and among CMCLA, Martin Media, L.P., Martin &
                            MacFarlane, Inc., Nevada Outdoor Systems, Inc., MW Sign
                            Corp. and certain sellers named therein, (see table of
                            contents for list of omitted schedules and exhibits).
       2.12(6)           -- Asset Purchase Agreement, dated August 11, 1998, between
                            CMCLA and Independent Group Limited Partnership (see
                            table of contents for list of omitted schedules and
                            exhibits).
       2.13(6)           -- Asset Purchase Agreement, dated August 11, 1998, between
                            CMCLA and Zapis Communications Corporation (see table of
                            contents for list of omitted schedules and exhibits).
       2.14(6)           -- Stock Purchase Agreement, dated August 11, 1998, among
                            CMCLA, Young Ones, Inc., Zebra Broadcasting Corporation
                            and the Sellers named therein (see table of contents for
                            list of omitted schedules and exhibits).
       2.15(6)           -- Stock Purchase Agreement, dated August 11, 1998, among
                            CMCLA, ML Media Partners LP., Wincom Broadcasting
                            Corporation and WIN Communications, Inc. (see table of
                            contents for list of omitted schedules and exhibits).
       2.16(7)           -- Agreement and Plan of Merger, dated as of August 26,
                            1998, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation and CBC Acquisition Company,
                            Inc., (see table of contents for list of omitted
                            schedules and exhibits).
       2.17(8)           -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc. (see table of
                            contents for list of omitted schedules and exhibits).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       2.18(9)           -- First Amendment to Amended and Restated Agreement and
                            Plan of Merger, dated as of June 30, 1999, among
                            Chancellor Media Corporation, Capstar Broadcasting
                            Corporation and CMC Merger Sub, Inc.
       2.19(10)          -- Asset Purchase Agreement, dated August 30, 1998, by and among CMCLA, Whiteco Industries Inc. and Metro Management
                            Associates (see table of contents for list of omitted
                            schedules and exhibits).
       2.20(11)          -- Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois,
                            Chancellor Media Illinois License Corp. and ABC, Inc.
                            (see table of contents for list of omitted schedules and
                            exhibits).
       2.21(8)           -- Asset Purchase Agreement, dated as of September 15, 1998, by and between The Broadcast Group, Inc. and Chancellor
                            Media/Shamrock Broadcasting, Inc. (see table of contents
                            for list of omitted schedules and exhibits).
       2.22(12)          -- Stock Purchase Agreement, dated as of June 1, 1999, by
                            and between Lamar Advertising Company and CMCLA (see
                            table of contents for list of omitted schedules and
                            exhibits).
       2.23(12)          -- Subscription Agreement, dated as of June 1, 1999, by and between Lamar Advertising Company and CMCLA.
       2.24(12)          -- Voting Agreement, dated as of June 1, 1999, by and among
                            Lamar Advertising Company, CMCLA and Reilly Family
                            Limited Partnership.
       2.25(9)           -- Second Amended and Restated Stock Purchase Agreement
                            dated as of August 11, 1999 by and among Lamar
                            Advertising Company, Lamar Media Corp., Chancellor
                            Mezzanine Holdings Corporation and CMCLA (see table of
                            contents for list of omitted schedules and exhibits).
       2.26(57)          -- Registration Rights Agreement dated as of September 15,
                            1999 among Lamar Advertising Company, CMCLA and
                            Chancellor Mezzanine Holdings Corporation.
       2.27(57)          -- Stockholders Agreement dated as of September 15, 1999
                            among Lamar Advertising Company and certain of its
                            stockholders.
       2.28(9)           -- Second Amended and Restated Voting Agreement, dated as of
                            August 11, 1999, among Lamar Advertising Company, CMCLA,
                            Chancellor Mezzanine Holdings Corporation and Reilly
                            Family Limited Partnership.
       2.29(13)          -- Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU
                            Merger Sub, Inc. and AMFM Inc. (see table of contents for
                            list of omitted schedules and exhibits).
       2.30(14)          -- Voting Agreement, dated October 2, 1999, by and between
                            Clear Channel Communications, Inc. and Thomas O. Hicks.
       2.31(14)          -- Voting Agreement, dated October 2, 1999, among Clear
                            Channel Communications, Inc., HM2/HMW, L.P.,
                            HM2/Chancellor, L.P., HM4/ Chancellor, L.P. and Capstar
                            Broadcasting Partners, L.P.
       3.1.1(15)         -- Amended and Restated Certificate of Incorporation of AMFM
                            Inc.
       3.1.2(15)         -- Certificate of Correction to Amended and Restated
                            Certificate of Incorporation of AMFM Inc.
       3.2(16)           -- Amended and Restated Bylaws of AMFM Inc.
       4.1(17)           -- Certificate of Designation for 7% Convertible Preferred
                            Stock of AMFM Inc.
       4.2(18)           -- Certificate of Designation for $3.00 Convertible
                            Preferred Stock of AMFM Inc.
       4.3(19)           -- Certificate of Designation for 12% Senior Exchangeable
                            Preferred Stock of Capstar Broadcasting Partners, Inc.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       4.4.1(20)         -- Certificate of Designation for 12 5/8% Series E
                            Cumulative Exchangeable Preferred Stock of AMFM Operating
                            Inc.
       4.4.2(21)         -- Certificate of Amendment to Certificate of Designation
                            for 12 5/8% Series E Cumulative Exchangeable Preferred
                            Stock of AMFM Operating Inc.
       4.5.1(22)         -- Amended and Restated Stockholders Agreement, dated
                            February 14, 1996, among AMFM Inc. (successor in interest
                            to Chancellor Corporation) and certain holders named
                            therein.
       4.5.2*            -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated September 4, 1997.
       4.5.3*            -- Second Amendment to Amended and Restated Stockholders
                            Agreement, dated July 13, 1999.
       4.6(23)           -- Indenture, dated as of November 19, 1999, governing the
                            12 5/8% Senior Subordinated Exchange Debentures due 2006,
                            of AMFM Operating Inc.
       4.7.1(24)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of AMFM
                            Operating Inc. (the "9 3/8% Notes Indenture").
       4.7.2(25)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the 9 3/8% Notes Indenture.
       4.7.3(26)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the 9 3/8% Notes Indenture.
       4.7.4(27)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the 9 3/8% Notes Indenture.
       4.7.5*            -- Fourth Supplemental Indenture, dated as of October 28,
                            1997, to the 9 3/8% Notes Indenture.
       4.7.6*            -- Fifth Supplemental Indenture, dated as of August 23,
                            1999, to the 9 3/8% Notes Indenture.
       4.7.7*            -- Sixth Supplemental Indenture, dated as of November 19,
                            1999, to the 9 3/8% Notes Indenture.
       4.7.8*            -- Seventh Supplemental Indenture, dated as of January 18,
                            2000, to the 9 3/8% Notes Indenture.
       4.8.1(28)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc. (the "8 3/4% Notes Indenture").
       4.8.2(27)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the 8 3/4% Notes Indenture.
       4.8.3*            -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the 8 3/4% Notes Indenture.
       4.8.4*            -- Third Supplemental Indenture, dated as of August 23,
                            1999, to the 8 3/4% Notes Indenture.
       4.8.5*            -- Fourth Supplemental Indenture, dated as of November 19,
                            1999, to the 8 3/4% Notes Indenture.
       4.8.6*            -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the 8 3/4% Notes Indenture.
       4.9.1(29)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of AMFM Operating Inc. (the "10 1/2% Notes
                            Indenture").

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       4.9.2(29)         -- Second Supplement Indenture, dated as of October 28,
                            1997, to the 10 1/2% Notes Indenture.
       4.9.3*            -- Third Supplemental Indenture, dated as of August 23,
                            1999, to the 10 1/2% Notes Indenture.
       4.9.4*            -- Fourth Supplemental Indenture, dated as of November 19,
                            1999, to the 10 1/2% Notes Indenture.
       4.9.5*            -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the 10 1/2% Notes Indenture.
       4.10.1(30)        -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc. (the "8 1/8% Notes Indenture").
       4.10.2*           -- First Supplemental Indenture, dated as of August 23,
                            1999, to the 8 1/8% Notes Indenture.
       4.10.3*           -- Second Supplemental Indenture, dated as of November 19,
                            1999, to the 8 1/8% Notes Indenture.
       4.10.4*           -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the 8 1/8% Notes Indenture.
       4.11.1(10)        -- Indenture, dated as of September 30, 1998, governing the
                            9% Senior Subordinated Notes due 2008 of AMFM Operating
                            Inc. (the "9% Notes Indenture").
       4.11.2*           -- First Supplemental Indenture, dated as of August 23,
                            1999, to the 9% Notes Indenture.
       4.11.3*           -- Second Supplemental Indenture, dated as of November 19,
                            1999, to the 9% Notes Indenture.
       4.11.4*           -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the 9% Notes Indenture.
       4.12.1(10)        -- Indenture, dated as of November 17, 1998, governing the
                            8% Senior Notes due 2008 of AMFM Operating Inc. (the "8%
                            Notes Indenture").
       4.12.2*           -- First Supplemental Indenture, dated as of August 23,
                            1999, to the 8% Notes Indenture.
       4.12.3*           -- Second Supplemental Indenture, dated as of November 19,
                            1999, to the 8% Notes Indenture.
       4.12.4*           -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the 8% Notes Indenture.
       4.13.1(31)        -- Indenture, dated as of February 20, 1997, governing the
                            12 3/4% Senior Discount Notes due 2009 of Capstar
                            Broadcasting Partners, Inc. (the "12 3/4% Notes
                            Indenture").
       4.13.2(32)        -- First Supplemental Indenture, dated as of September 15,
                            1997, to 12 3/4% Notes Indenture.
       4.14.1(19)        -- Indenture, dated as of June 17, 1997, governing the
                            9 1/4% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc. (the "9 1/4% Notes Indenture").
       4.14.2*           -- First Supplemental Indenture, dated as of November 19,
                            1999, to the 9 1/4% Notes Indenture.
       4.15(19)          -- Indenture, dated as of June 17, 1997, governing the 12%
                            Subordinated Exchange Debentures due 2009 of Capstar
                            Broadcasting Partners, Inc.
       4.16.1(33)        -- Indenture, dated as of May 31, 1996, governing the
                            10 3/4% Senior Subordinated Notes due 2006 of AMFM
                            Operating Inc. (the "10 3/4% Notes Indenture").

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       4.16.2(34)        -- First Supplemental Indenture, dated as of November 25,
                            1996, to the 10 3/4% Notes Indenture.
       4.16.3(34)        -- Second Supplemental Indenture, dated as of January 10,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.4(34)        -- Third Supplemental Indenture, dated as of January 13,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.5(35)        -- Fourth Supplemental Indenture, dated as of January 29,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.6(35)        -- Fifth Supplemental Indenture, dated as of May 15, 1997, to the 10 3/4% Notes Indenture.
       4.16.7(35)        -- Sixth Supplemental Indenture, dated as of July 8, 1997, to the 10 3/4% Notes Indenture.
       4.16.8(35)        -- Seventh Supplemental Indenture, dated as of October 9,
                            1997 to the 10 3/4% Notes Indenture.
       4.16.9(35)        -- Eighth Supplemental Indenture, dated as of October 10,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.10(35)       -- Ninth Supplemental Indenture, dated as of January 23,
                            1998, to the 10 3/4% Notes Indenture.
       4.16.11(56)       -- Tenth Supplemental Indenture, dated as of February 2,
                            1998, to the 10 3/4% Notes Indenture.
       4.16.12*          -- Eleventh Supplemental Indenture, dated as of May 18,
                            1998, to the 10 3/4% Notes Indenture.
       4.16.13*          -- Twelfth Supplemental Indenture, dated as of May 29, 1998, to the 10 3/4% Notes Indenture.
       4.16.14*          -- Thirteenth Supplemental Indenture, dated as of November
                            12, 1999, to the 10 3/4% Notes Indenture.
       4.17.1(36)        -- Indenture, dated as of October 7, 1993, governing the
                            11 3/8% Senior Subordinated Notes due 2000 of AMFM
                            Operating Inc. (the "11 3/8% Notes Indenture").
       4.17.2(33)        -- First Supplemental Indenture, dated as of May 23, 1996, to the 11 3/8% Notes Indenture.
       4.18.1(37)        -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA (the "12 1/4% CMCLA Notes Indenture").
       4.18.2(27)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the 12 1/4% CMCLA Notes Indenture.
       4.19.1(38)        -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA
                            (the "12% CMCLA Notes Indenture").
       4.19.2(27)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the 12% CMCLA Notes Indenture.
      10.1(39)           -- Credit Agreement, dated as of November 19, 1999, among
                            AMFM Holdings Inc., Capstar Broadcasting Partners, Inc.,
                            AMFM Operating Inc., Various Lenders, Chase Securities
                            Inc. and Deutsche Bank Securities Inc., as Co-Lead
                            Arrangers, The Chase Manhattan Bank, as Syndication
                            Agent, Bank of America, N.A. and Toronto Dominion
                            (Texas), Inc. as Documentation Agents, and Bankers Trust
                            Company, as Administrative Agent.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      10.2.1(2)          -- Second Amended and Restated Loan Agreement, dated as of
                            April 25, 1997, among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages institutions whose names
                            appear as Lenders on the signature pages thereof (the
                            "Lenders"), Toronto Dominion Securities, Inc., as
                            Arranging Agent, The Bank of New York and Bankers Trust
                            Company, as Co-Syndication Agents, NationsBank of Texas,
                            N.A. and Union Bank of California, as Co-Documentation
                            Agents, and Toronto Dominion (Texas), Inc., as
                            Administrative Agent for the Lenders, together with
                            certain collateral documents attached thereto as
                            exhibits, including Assignment of Partnership Interests,
                            Assignment of Trust Interests, Borrower's Pledge
                            Agreement, Parent Company Guaranty, Stock Pledge
                            Agreement, Subsidiary Guaranty and Subsidiary Pledge
                            Agreement.
      10.2.2(40)         -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997.
      10.2.3(27)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997.
      10.2.4(29)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement, dated October 28, 1997.
      10.2.5(29)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998.
      10.2.6(41)         -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998.
      10.2.7(6)          -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998.
      10.2.8(42)         -- Seventh Amendment to Second Amended and Restated Loan
                            Agreement, dated November 9, 1998.
      10.3.1(43)         -- Credit Agreement, dated May 29, 1998, among Capstar Radio
                            Broadcasting Partners, Inc., Capstar Broadcasting
                            Partners, Inc., Capstar Broadcasting Corporation and the
                            financial institutions party thereto.
      10.3.2(44)         -- First Amendment to Credit Agreement, dated as of March 4,
                            1999.
      10.3.3(45)         -- Second Amendment and Waiver to Credit Agreement, dated as of April 23, 1999.
      10.4.1(46)+        -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
      10.5.1(47)+        -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
      10.6.1(48)+        -- Chancellor Broadcasting Company 1996 Stock Award Plan.
      10.7.1(49)+        -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
      10.8.1(50)+        -- Capstar Broadcasting Corporation 1998 Stock Option Plan.
      10.8.2(44)+        -- First Amendment to Capstar Broadcasting Corporation 1998
                            Stock Option Plan.
      10.9.1(6)+         -- Chancellor Media Corporation 1998 Stock Option Plan.
      10.10.1(51)+       -- AMFM Inc. 1999 Stock Option Plan.
      10.10.2*+          -- First Amendment to the AMFM Inc. 1999 Stock Option Plan.
      10.11*+            -- Form of Indemnification Agreement between AMFM Inc. and each of its directors and executive officers.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      10.12.1(52)+       -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, CMCLA and James E. de Castro.
      10.12.2(51)+       -- Amendment No. 1 to Amended and Restated Employment
                            Agreement, dated as of May 18, 1999, among Chancellor
                            Media Corporation, CMCLA and James E. de Castro.
      10.12.3*+          -- Separation Agreement, dated as of February 16, 2000,
                            among AMFM Inc., AMFM Operating Inc. and James E. de
                            Castro.
      10.13(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and James E. de Castro.
      10.14(51)+         -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, CMCLA and R. Steven Hicks.
      10.15(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and R. Steven Hicks.
      10.16(43)+         -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 106,106 shares of AMFM common
                            stock.
      10.17(43)+         -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 126,510 shares of AMFM common
                            stock.
      10.18(43)+         -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 460,815 shares of AMFM common
                            stock.
      10.19(43)+         -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 93,139 shares of AMFM common stock.
      10.20(43)+         -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 247,750 shares of AMFM common stock.
      10.21(44)+         -- Amendments to Warrants, dated as of August 26, 1998,
                            between Capstar Broadcasting Corporation and R. Steven
                            Hicks.
      10.22(45)+         -- Amendment to Warrants, dated April 29, 1999, between
                            Capstar Broadcasting Corporation and R. Steven Hicks.
      10.23.1(53)+       -- Employment Agreement, dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
      10.23.2(27)+       -- First Amendment to Employment Agreement, dated March 1,
                            1997, by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.
      10.23.3(27)+       -- Second Amendment to Employment Agreement, dated September
                            4, 1997, by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
      10.24(51)+         -- Employment Agreement, dated as of May 18, 1999, among
                            Chancellor Media Corporation, CMCLA and Kenneth J.
                            O'Keefe.
      10.25(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and Kenneth J. O'Keefe.
      10.26(51)+         -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, CMCLA and D. Geoffrey
                            Armstrong.
      10.27(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and D. Geoffrey Armstrong.
      10.28.1(54)+       -- Warrant, dated July 5, 1998, issued to D. Geoffrey
                            Armstrong for 99,100 shares of AMFM common stock.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      10.28.2(44)+       -- First Amendment to Warrant, dated August 26, 1998,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.
      10.28.3(45)+       -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.
      10.29(51)+         -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, CMCLA and William S.
                            Banowsky.
      10.30(51)+         -- Non-Qualified Stock Grant Agreement, effective as of
                            April 9, 1999, between Chancellor Media Corporation and
                            William S. Banowsky.
      10.31.1(43)+       -- Warrant, dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 74,325 shares of AMFM common stock.
      10.31.2(44)+       -- First Amendment to Warrant, dated August 26, 1998,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.
      10.31.3(45)+       -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.
      10.32(52)+         -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, CMCLA and Jeffrey A. Marcus.
      10.33(55)+         -- Agreement, dated as of March 15, 1999, between Jeffrey A.
                            Marcus, Nancy Cain Marcus, Chancellor Media Corporation
                            and CMCLA.
      10.34(19)          -- Financial Advisory Agreement, dated as of July 1, 1997, between Capstar Broadcasting Corporation and Hicks, Muse
                            & Co. Partners, L.P. ("HMCo").
      10.35(31)          -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Broadcasting Partners, Inc. and
                            HMCo.
      10.36(19)          -- Monitoring and Oversight Agreement, dated as of July 1,
                            1997, between Capstar Broadcasting Corporation and HMCo.
      10.37(31)          -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Broadcasting Partners, Inc. and
                            HMCo.
      10.38(9)           -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting Corporation, Capstar
                            Broadcasting Partners, Inc., HMCO, and Chancellor Media
                            Corporation.
      10.39(14)          -- Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for 335,099 shares.
      10.40(14)          -- Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for 634,517 shares.
      21*                -- Subsidiaries of AMFM Inc.
      23.1*              -- Consent of PricewaterhouseCoopers LLP
      27.1*              -- Financial Data Schedule of AMFM Inc.

---------------

  *   Filed herewith.

  +   Compensatory plan or arrangement.

 (1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, dated February 16, 1997 and filed on March 9, 1997.

 (2) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on May 9, 1997.

 (3) Incorporated by reference to Exhibits to Evergreen Media Corporation's Registration Statement on Form S-4, filed on August 1, 1997 (Registration Number 333-32677).

 (4) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Evergreen Media Corporation for the quarterly period ending June 30, 1997.

 (5) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles ("CMCLA"), filed on February 27, 1998.

 (6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending June 30, 1998.

 (7) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

 (8) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1999.

 (9) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(10) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) Incorporated by reference to Exhibits to the Current Report on Form 8-K of CMCLA, as amended, filed on May 5, 1999.

(12) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation, filed on June 8, 1999.

(13) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(14) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

(15) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(16) Incorporated by reference to Exhibit 3.2B to the Quarterly Report on Form 10-Q of Chancellor Media Corporation for the quarterly period ending September 30, 1997.

(17) Incorporated by reference to Exhibit 4.14 to Evergreen Media Corporation's Registration Statement on Form S-4, filed on August 1, 1997 (Registration Number 333-32677).

(18) Incorporated by reference to Exhibit 4.32 to Chancellor Media Corporation's Registration Statement on Form S-3, initially filed on October 1, 1997, as amended (Registration Number 333-36855).

(19) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Amendment No. 1 to Registration Statement on Form S-4, filed on July 8, 1997 (Registration Number 333-25638).

(20) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(21) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(22) Incorporated by reference to Exhibits to Chancellor Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(23) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc., filed on November 19, 1999.

(24) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(25) Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the year ended December 31, 1995.

(26) Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for the quarterly period ending March 31, 1997.

(27) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(28) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on July 17, 1997.

(29) Incorporated by reference to U.C. Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1997.

(30) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(31) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Registration Statement on Form S-1, filed on of April 16, 1997 (Registration Number 333-25263).

(32) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(33) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-4, initially filed on June 21, 1996, as amended (Registration Number 333-06553).

(34) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 17, 1997.

(35) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(36) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Amendment No. 3 to Registration Statement on Form S-1, dated as of September 29, 1993 (Registration Number 33-66718).

(37) Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(38) Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Chancellor Radio Broadcasting Company, filed on February 6, 1997.

(39) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc., filed on December 1, 1999.

(40) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on July 31, 1997.

(41) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1998.

(42) Incorporated by reference to Exhibit 4.42 to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(43) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Corporation, filed on June 15, 1998.

(44) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(45) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Capstar Broadcasting Corporation for the quarterly period ending March 31, 1999.

(46) Incorporated by reference to Exhibit 4.23 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(47) Incorporated by reference to Exhibits to Evergreen Media Corporation's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1996.

(48) Incorporated by reference to Exhibit 4.22 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(49) Incorporated by reference to Exhibit 4.41 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on May 20, 1998 (Registration Number 333-53179).

(50) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(51) Incorporated by reference to Chancellor Media Corporation's Registration Statement on Form S-4, filed on June 8, 1999 (Registration Number 333-80173).

(52) Incorporated by reference to Exhibits to Chancellor Media Corporation's Amendment No. 1 to Registration Statement on Form S-4, filed on February 17, 1999, (Registration Number 333-72481).

(53) Incorporated by reference to Exhibits to Evergreen Media Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(54) Incorporated by reference to Capstar Broadcasting Corporation's Registration Statement on Form S-8, filed on July 27, 1998 (Registration Number 333-59937).

(55) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1998.

(56) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(57)  Incorporated by reference to Exhibits to AMFM Inc.'s Amendment No. 1 to
      Schedule 13D, filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2000.

                                            AMFM INC.

                                            By:  /s/ D. GEOFFREY ARMSTRONG
                                              ----------------------------------
                                                    D. Geoffrey Armstrong
                                                  Executive Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ THOMAS O. HICKS                   Chairman of the Board, Chief     March 9, 2000
-----------------------------------------------------    Executive Officer and
                   Thomas O. Hicks                       Director (Principal Executive
                                                         Officer)

                 /s/ R. STEVEN HICKS                   Vice Chairman, President and     March 13, 2000
-----------------------------------------------------    Chief Executive Officer of
                   R. Steven Hicks                       AMFM New Media Group and
                                                         Director

              /s/ D. GEOFFREY ARMSTRONG                Executive Vice President, Chief  March 7, 2000
-----------------------------------------------------    Financial Officer and
                D. Geoffrey Armstrong                    Treasurer (Principal
                                                         Financial Officer)

               /s/ W. SCHUYLER HANSEN                  Senior Vice President and Chief  March 13, 2000
-----------------------------------------------------    Accounting Officer (Principal
                 W. Schuyler Hansen                      Accounting Officer)

               /s/ ROBERT L. CRANDALL                  Director                         March 7, 2000
-----------------------------------------------------
                 Robert L. Crandall

                /s/ THOMAS J. HODSON                   Director                         March 12, 2000
-----------------------------------------------------
                  Thomas J. Hodson

              /s/ VERNON E. JORDAN, JR.                Director                         March 13, 2000
-----------------------------------------------------
                Vernon E. Jordan, Jr.

                /s/ MICHAEL J. LEVITT                  Director                         March 8, 2000
-----------------------------------------------------
                  Michael J. Levitt

                 /s/ PERRY J. LEWIS                    Director                         March 7, 2000
-----------------------------------------------------
                   Perry J. Lewis

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JOHN H. MASSEY                    Director                         March 14, 2000
-----------------------------------------------------
                   John H. Massey

             /s/ LAWRENCE D. STUART, JR.               Director                         March 7, 2000
-----------------------------------------------------
               Lawrence D. Stuart, Jr.

                /s/ R. GERALD TURNER                   Director                         March 8, 2000
-----------------------------------------------------
                  R. Gerald Turner

                 /s/ J. OTIS WINTERS                   Director                         March 10, 2000
-----------------------------------------------------
                   J. Otis Winters

                         INDEX TO FINANCIAL STATEMENTS

                         (ITEM 14(a)1) AND ITEM 14(a)2)

Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................    F-6
Notes to Consolidated Financial Statements..................    F-7
Report of Independent Accountants on Financial Statement
  Schedules.................................................   F-40
Parent Company Condensed Balance Sheets as of December 31,
  1998 and 1999.............................................   F-41
Parent Company Condensed Statements of Operations for the
  years ended December 31, 1997, 1998 and 1999..............   F-42
Parent Company Condensed Statements of Cash Flows for the
  years ended December 31, 1997, 1998 and 1999..............   F-43
Notes to Parent Company Condensed Financial Statements......   F-44
Schedule II -- Valuation and Qualifying Accounts............   F-45

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
AMFM Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AMFM Inc. (formerly Chancellor Media Corporation) and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                 1998         1999
                                                              ----------   -----------
Current assets:
  Cash and cash equivalents.................................  $   12,256   $    59,277
  Accounts receivable, less allowance for doubtful accounts
     of $15,580 in 1998 and $21,428 in 1999.................     352,646       531,818
  Other current assets......................................      59,909        92,324
                                                              ----------   -----------
          Total current assets..............................     424,811       683,419
Property and equipment, net.................................   1,388,156       471,508
Intangible assets, net......................................   5,056,047    10,346,005
Investments in non-consolidated affiliates..................          --     1,103,442
Other assets, net...........................................     358,893       261,434
                                                              ----------   -----------
                                                              $7,227,907   $12,865,808
                                                              ==========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  236,618   $   293,155
Long-term debt..............................................   4,096,000     5,890,217
Deferred tax liabilities....................................     453,134     1,707,023
Other liabilities...........................................      50,325        60,154
                                                              ----------   -----------
          Total liabilities.................................   4,836,077     7,950,549
                                                              ----------   -----------
Commitments and contingencies (notes 2, 3, 9 and 13)
Minority interest in consolidated subsidiary................          --         3,694
Redeemable preferred stock:
  Redeemable senior exchangeable preferred stock of
     subsidiary, par value $.01 per share; 10,000,000 shares
     authorized, 1,254,616 shares issued and outstanding;
     liquidation preference of $132,989.....................          --       151,982
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding............................................     110,000       110,000
  Preferred stock, $.01 par value. 6,000,000 shares
     authorized in 1998; 5,990,000 shares of $3.00
     convertible exchangeable preferred stock issued and
     outstanding in 1998....................................     299,500            --
  Common stock, $.01 par value. 200,000,000 shares and
     750,000,000 shares authorized in 1998 and 1999,
     respectively; 142,847,674 shares and 210,158,922 shares
     issued and outstanding in 1998 and 1999,
     respectively...........................................       1,428         2,102
  Paid-in capital...........................................   2,259,583     5,115,785
  Accumulated deficit.......................................    (278,681)     (468,304)
                                                              ----------   -----------
          Total stockholders' equity........................   2,391,830     4,759,583
                                                              ----------   -----------
                                                              $7,227,907   $12,865,808
                                                              ==========   ===========

          See accompanying notes to consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1997        1998         1999
                                                            --------   ----------   ----------
Gross revenues............................................  $663,804   $1,440,357   $2,232,765
  Less agency commissions.................................    81,726      166,501      254,877
                                                            --------   ----------   ----------
     Net revenues.........................................   582,078    1,273,856    1,977,888
                                                            --------   ----------   ----------
  Operating expenses......................................   316,248      682,061    1,048,711
  Depreciation and amortization...........................   185,982      446,338      732,233
  Corporate general and administrative....................    21,442       36,722       57,559
  Non-cash compensation...................................        --       16,000        6,443
  Merger and non-recurring costs..........................        --       47,661       81,829
                                                            --------   ----------   ----------
     Operating income.....................................    58,406       45,074       51,113
                                                            --------   ----------   ----------
  Interest expense........................................    85,017      217,136      426,681
  Interest income.........................................    (1,922)     (15,650)     (10,644)
  Gain on disposition of assets...........................   (18,380)    (123,845)    (221,312)
  Gain on disposition of representation contracts.........        --      (32,198)     (18,173)
  Other (income) expense, net.............................       383       (3,221)          --
                                                            --------   ----------   ----------
     Income (loss) before income taxes....................    (6,692)       2,852     (125,439)
Income tax expense (benefit)..............................     7,802       33,751       (6,391)
Dividends and accretion on preferred stock of
  subsidiaries............................................    12,901       17,601       11,846
                                                            --------   ----------   ----------
  Loss before equity in net loss of affiliates and
     minority interest and extraordinary item.............   (27,395)     (48,500)    (130,894)
Equity in net loss of affiliates and minority interest....        --           --       27,651
                                                            --------   ----------   ----------
  Loss before extraordinary item..........................   (27,395)     (48,500)    (158,545)
Extraordinary loss, net of income tax benefit.............     4,350       47,089       15,142
                                                            --------   ----------   ----------
          Net loss........................................   (31,745)     (95,589)    (173,687)
Preferred stock dividends.................................    12,165       25,670       15,936
                                                            --------   ----------   ----------
  Net loss attributable to common stockholders............  $(43,910)  $ (121,259)  $ (189,623)
                                                            ========   ==========   ==========
Basic and diluted loss per common share:
  Before extraordinary item...............................  $   (.41)  $     (.54)  $    (1.01)
  Extraordinary item......................................      (.05)        (.34)        (.09)
                                                            --------   ----------   ----------
          Net loss........................................  $   (.46)  $     (.88)  $    (1.10)
                                                            ========   ==========   ==========
Weighted average common shares outstanding................    95,636      137,979      172,967
                                                            ========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                          CONVERTIBLE                                            CLASS B
                                        PREFERRED STOCK             COMMON STOCK               COMMON STOCK
                                     ----------------------   -------------------------   ----------------------    PAID-IN
                                       SHARES      AMOUNT       SHARES        AMOUNT        SHARES      AMOUNT      CAPITAL
                                     ----------   ---------   -----------   -----------   ----------   ---------   ----------
Balances at December 31, 1996......          --   $      --    78,077,696   $       781    6,232,132   $      62   $  662,080
  Issuance of $3.00 convertible
    preferred stock................   5,990,000     299,500            --            --           --          --      (11,692)
  Issuance of common stock in
    merger.........................          --          --    34,617,460           346           --          --      536,225
  Issuance of common stock options
    in merger......................          --          --            --            --           --          --       34,977
  Issuance of 7% preferred stock in
    merger.........................   2,200,000     110,000            --            --           --          --           --
  Conversion of class B common
    stock..........................          --          --     6,232,132            62   (6,232,132)        (62)          --
  Exercise of common stock
    options........................          --          --       994,526            10           --          --        5,340
  Convertible preferred stock
    dividends......................          --          --            --            --           --          --           --
  Net loss.........................          --          --            --            --           --          --           --
                                     ----------   ---------   -----------   -----------   ----------   ---------   ----------
Balances at December 31, 1997......   8,190,000     409,500   119,921,814         1,199           --          --    1,226,930
  Issuance of common stock.........          --          --    21,850,000           219           --          --      994,423
  Exercise of common stock
    options........................          --          --     1,075,860            10           --          --       22,230
  Stock option compensation........          --          --            --            --           --          --       16,000
  Convertible preferred stock
    dividends......................          --          --            --            --           --          --           --
  Net loss.........................          --          --            --            --           --          --           --
                                     ----------   ---------   -----------   -----------   ----------   ---------   ----------
Balances at December 31, 1998......   8,190,000     409,500   142,847,674         1,428           --          --    2,259,583
  Issuance of common stock for
    Capstar merger.................          --          --    53,553,966           536           --          --    2,420,182
  Conversion of preferred stock....  (5,990,000)   (299,500)   11,979,800           120           --          --      299,375
  Assumption of stock options and
    warrants -- Capstar merger.....          --          --            --            --           --          --       81,481
  Exercise of common stock
    options........................          --          --     1,777,482            18           --          --       58,059
  Stock option compensation........          --          --            --            --           --          --        6,443
  Convertible preferred stock
    dividends......................          --          --            --            --           --          --           --
  Net loss.........................          --          --            --            --           --          --           --
  Other............................          --          --            --            --           --          --       (9,338)
                                     ----------   ---------   -----------   -----------   ----------   ---------   ----------
Balances at December 31, 1999......   2,200,000   $ 110,000   210,158,922   $     2,102           --   $      --   $5,115,785
                                     ==========   =========   ===========   ===========   ==========   =========   ==========


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balances at December 31, 1996......   $(113,512)    $  549,411
  Issuance of $3.00 convertible
    preferred stock................          --        287,808
  Issuance of common stock in
    merger.........................          --        536,571
  Issuance of common stock options
    in merger......................          --         34,977
  Issuance of 7% preferred stock in
    merger.........................          --        110,000
  Conversion of class B common
    stock..........................          --             --
  Exercise of common stock
    options........................          --          5,350
  Convertible preferred stock
    dividends......................     (12,165)       (12,165)
  Net loss.........................     (31,745)       (31,745)
                                      ---------     ----------
Balances at December 31, 1997......    (157,422)     1,480,207
  Issuance of common stock.........          --        994,642
  Exercise of common stock
    options........................          --         22,240
  Stock option compensation........          --         16,000
  Convertible preferred stock
    dividends......................     (25,670)       (25,670)
  Net loss.........................     (95,589)       (95,589)
                                      ---------     ----------
Balances at December 31, 1998......    (278,681)     2,391,830
  Issuance of common stock for
    Capstar merger.................          --      2,420,718
  Conversion of preferred stock....          --             (5)
  Assumption of stock options and
    warrants -- Capstar merger.....          --         81,481
  Exercise of common stock
    options........................          --         58,077
  Stock option compensation........          --          6,443
  Convertible preferred stock
    dividends......................     (15,936)       (15,936)
  Net loss.........................    (173,687)      (173,687)
  Other............................          --         (9,338)
                                      ---------     ----------
Balances at December 31, 1999......   $(468,304)    $4,759,583
                                      =========     ==========

          See accompanying notes to consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                1997          1998          1999
                                                             -----------   -----------   -----------
Cash flows from operating activities:
  Net loss.................................................  $   (31,745)  $   (95,589)  $  (173,687)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation...........................................       14,918        47,027       123,850
    Amortization...........................................      171,064       399,311       608,383
    Non-cash compensation..................................           --        16,000         6,443
    Non-cash interest......................................           --            --        10,546
    Provision for doubtful accounts........................        5,174         5,684        12,518
    Deferred income tax expense (benefit)..................       (3,829)       28,718       (20,491)
    Gain on disposition of representation contracts........           --       (32,198)      (18,173)
    Gain on disposition of assets..........................      (18,380)     (123,845)     (221,312)
    Write-off of costs related to terminated
       acquisitions........................................           --            --        16,783
    Dividends and accretion on preferred stock of
       subsidiaries........................................       12,901        17,601        11,846
    Equity in net loss of affiliates and minority
       interest............................................           --            --        27,651
    Extraordinary loss, net of income tax benefit..........        4,350        47,089        15,142
    Other..................................................           --            --        (1,511)
    Changes in certain assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable.................................      (29,977)      (89,392)     (101,285)
       Other current assets................................          733        (7,964)       (2,933)
       Accounts payable and accrued expenses...............       20,004        58,027       (54,063)
       Other assets........................................       (4,283)       (6,461)       19,992
       Other liabilities...................................       (1,416)        3,623       (12,619)
                                                             -----------   -----------   -----------
         Net cash provided by operating activities.........      139,514       267,631       247,080
                                                             -----------   -----------   -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.......................   (1,631,505)   (1,995,991)     (498,694)
  Issuance of note receivable from affiliate...............           --      (150,000)           --
  Escrow deposits on pending acquisitions..................       (4,655)           --            --
  Proceeds from sale of assets and outdoor advertising
    business...............................................      269,250            --       743,693
  Payments made for purchases of representation
    contracts..............................................      (31,456)      (32,410)      (43,915)
  Payments for cost basis investments......................           --       (30,000)           --
  Payments for equity basis investments....................           --            --        (6,500)
  Payments received from sales of representation
    contracts..............................................        9,296        26,500        24,033
  Purchases of property and equipment......................      (11,666)      (40,086)      (59,370)
  Construction of advertising structures...................           --        (3,375)      (14,345)
  Other....................................................      (22,273)      (65,807)      (15,390)
                                                             -----------   -----------   -----------
         Net cash provided by (used by) investing
           activities......................................   (1,423,009)   (2,291,169)      129,512
                                                             -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds of long-term debt...............................    2,945,250     3,596,000     1,074,459
  Payments on long-term debt...............................   (1,901,250)   (2,476,217)   (1,411,475)
  Net proceeds from issuance of equity instruments.........      293,158     1,003,784        34,789
  Dividends on preferred stock.............................      (14,572)      (57,039)      (23,088)
  Payments for debt issuance costs.........................      (25,567)      (47,318)       (3,693)
  Repurchase of preferred stock............................           --            --        (1,359)
  Other....................................................           --            --           796
                                                             -----------   -----------   -----------
         Net cash provided by (used by) financing
           activities......................................    1,297,019     2,019,210      (329,571)
                                                             -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents...........       13,524        (4,328)       47,021
Cash and cash equivalents at beginning of year.............        3,060        16,584        12,256
                                                             -----------   -----------   -----------
Cash and cash equivalents at end of year...................  $    16,584   $    12,256   $    59,277
                                                             ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     AMFM Inc. together with its subsidiaries ("AMFM" or the "Company"), is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing the Company's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, the Company owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States. As of December 31, 1999, the AMFM Radio Group owned and operated, programmed or sold air time for 456 radio stations (330 FM and 126 AM) in 102 markets in the continental United States and in Puerto Rico, including 12 radio stations programmed under time brokerage ("LMA") or joint sales agreements. The AMFM Radio Group also includes a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from the Company's portfolio of stations) and Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of AMFM and its wholly-owned and majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the investee are accounted for using the equity method.

  (c) Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense as incurred, whereas betterments which extend the useful lives of property and equipment are capitalized.

  (d) Intangible Assets

     Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. Intangible assets resulting from acquisitions are valued based upon estimated fair values. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from one to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down to fair value by charges to expense. At this time, the Company believes that no

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

impairment of goodwill or other intangible assets has occurred and that no revisions to the amortization periods are warranted.

  (e) Barter Transactions

     The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability relieved when commercials are broadcast. Barter expense is recorded and the asset relieved when goods or services are received or used. Barter amounts are not significant to the Company's consolidated financial statements.

  (f) Income Taxes

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

  (g) Revenue Recognition

     Radio broadcast revenue is derived from the sale of advertising time to local and national advertisers and is recognized as advertisements are broadcast. Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm, Katz, and is recognized as advertisements are broadcast. Outdoor advertising revenue was derived from contracts with advertisers for the rental of outdoor advertising space and recognized on an accrual basis ratably over the terms of the contracts.

     Fees received or paid pursuant to time brokerage or joint sales agreements are recognized as gross revenues or expensed, respectively, over the term of the agreement.

  (h) Representation Contracts

     Representation contracts typically may be terminated by either party upon written notice. Upon termination, a buyout agreement is typically entered into for the purchase of the remaining term of such contracts by the successor representation firm. The purchase price paid by the successor representation firm is typically based upon the historical commission income projected over the remaining contract period, including the evergreen or notice period, plus two months.

     Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization was $380, $10,862 and $16,618 for the years ended December 31, 1997, 1998 and 1999, respectively. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other (income) expense.

  (i) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company paid approximately $84,610, $191,674 and $404,102 for interest in 1997, 1998 and 1999, respectively. Cash payments (refunds) for income taxes were $11,079, ($79) and $8,418 for 1997, 1998 and 1999, respectively.

  (j) Derivative Financial Instruments

     The Company's derivative financial instruments are used to manage well-defined interest rate risks related to interest on the Company's outstanding debt and are not used for trading purposes.

     Under interest rate contracts, the differential to be paid or received is recognized in income over the life of the contract as an adjustment to interest expense. The Company's exposure to credit loss is minimal as the majority of its interest rate swap agreements are with participating banks under its senior credit facility.

  (k) Basic and Diluted Loss Per Common Share

     Loss per common share is based on the weighted average shares of common stock outstanding during each year. Stock options, the $3.00 Convertible Exchangeable Preferred Stock and the 7% Convertible Preferred Stock are not included in the calculation as their effect would be antidilutive. Weighted-average shares excluded from the calculation that related to potentially dilutive securities amounted to approximately 11.8 million, 23.7 million and 20.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     On December 18, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend payable on January 12, 1998 to shareholders of record at the close of business on December 29, 1997. All share and per share data (other than authorized share data) has been adjusted to give effect to the stock dividend.

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

     In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1998 and 1999, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1997, 1998 or 1999.

  (m) Stock Option Plans

     The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 11(c) provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (n) Recently Issued and Pending Accounting Pronouncements

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

     The Financial Accounting Standards Board is expected to issue an interpretation of APB No. 25 Accounting for Stock Issued to Employees, during the second quarter of 2000. The provisions of this Interpretation are expected to be effective July 1, 2000 and will apply to grants of stock options or awards, modifications to outstanding grants of stock options or awards, and changes in employee status that occur after December 15, 1998. If the Clear Channel merger is completed prior to July 1, 2000, the expected effective date of the Interpretation, the Company would be required to record a significant non-cash charge related to certain amendments to the Company's stock option plans that are expected to be implemented prior to the consummation of the merger.

  (o) Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) CLEAR CHANNEL MERGER AGREEMENT

     On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of the Company's common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Pursuant to the Telecommunications Act of 1996, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory guidelines, it is expected that, collectively, Clear Channel and the Company will need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas to obtain antitrust and Federal Communications Commission (the "FCC") approval for the merger. At March 13, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4,300,000. Of these stations, 65 are owned and operated by AMFM. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions. In addition, the Company may need to make further divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, the Company expects that the Clear Channel merger will be consummated during the second half of 2000.

(3) ACQUISITIONS AND DISPOSITIONS

  (a) Capstar Merger

     On July 13, 1999, the Company acquired Capstar Broadcasting Corporation ("Capstar Broadcasting"), a Delaware corporation, through the merger of a wholly-owned subsidiary of the Company into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of the Company. Concurrent with the Capstar merger, the Company was renamed AMFM Inc. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of the Company's common stock, or approximately 53.6 million shares of the Company's common stock in the aggregate. The Company added 338 radio stations (239 FM and 99 AM) to its portfolio

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting, which represented up to an additional 3.2 million shares of the Company's common stock. Approximately $2,200,000 of Capstar Broadcasting's debt and preferred stock remained outstanding after the Capstar merger. The Company incurred direct acquisition costs of approximately $19,200 in connection with the Capstar merger.

  (b) Outdoor Activity and Sale of Outdoor Advertising Business to Lamar

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

     On November 13, 1998, the Company acquired approximately 1,000 billboards and outdoor display faces from Kunz & Company for $40,264 in cash, including the $6,000 deposit discussed above. The Company had previously been operating these properties under a management agreement effective July 31, 1998.

     On December 1, 1998, the Company acquired the assets and working capital of the outdoor advertising division of Whiteco Industries, Inc., including approximately 22,500 billboards and outdoor displays in 34 states, for $981,698 in cash including various other direct acquisition costs.

     Prior to the sale of the Company's outdoor advertising business, the Company also acquired approximately 700 billboards and outdoor displays in various transactions during 1998 for approximately $24,000 in cash and approximately 4,800 billboards and outdoor displays in various transactions during 1999 for approximately $51,000, including certain working capital and direct acquisition costs. On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25,600 in cash. These assets were accounted for as assets held for sale and no gain or loss was recognized by the Company upon consummation of the sale.

     On September 15, 1999, the Company completed the sale to Lamar of all of the outstanding common stock of the subsidiaries of the Company which held all of the Company's assets used in its outdoor advertising business. The Company received cash proceeds of approximately $720,000 and 26,227,273 shares of class A common stock, par value $.01 per share, of Lamar ("Lamar Common Stock"). The Company recognized a pre-tax gain of $209,970 related to the sale.

  (c) Other Completed Transactions

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

     On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM and KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale. The excess of the

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

proceeds over the carrying amount at the date of sale approximated $739 and has been accounted for as an adjustment to the original purchase price of the acquisition of KKSF-FM and KDFC-FM/AM.

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

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On July 21, 1997, the Company entered into a time brokerage agreement with CBC whereby the Company began managing certain limited functions of CBC's stations KISQ-FM (formerly KBGG-FM), KNEW-AM and KABL-AM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

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

     On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among CBC, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) CBC was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the combined company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation. Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles ("CMCLA"). Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of CBC common stock into 0.9091 shares of the Company's common stock, resulting in the issuance of 34,617,460 shares of the Company's common stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for CBC's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to CBC stock option holders with a fair value of $34,977 and (vii) acquisition costs of $31,000.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of Katz common stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of Katz and its subsidiaries of $222,000 and (iii) acquisition costs of $7,500.

     On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM and KBME-AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

     On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC for $26,000 in cash plus various other direct acquisition costs. The Company had previously been programming KXPK-FM under a time brokerage agreement since September 1, 1997.

     On April 3, 1998, the Company exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 previously paid by the Company as escrow funds) to Bonneville for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles and recognized a gain of $123,845. The Company had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WTJM-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

     On May 29, 1998, the Company exchanged WAPE-FM and WFYV-FM in Jacksonville (valued at $53,000) for KODA-FM in Houston. As part of the transaction, the Company also paid cash of $90,250 to the owners of KVET-AM, KVET-FM and KASE-FM, who simultaneously transferred such stations to Capstar Broadcasting.

     On June 1, 1998, the Company acquired WWDC-FM and WWDC-AM (currently WGAY-AM) in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash plus various other direct acquisition costs.

     On June 15, 1998, the Company's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include Rockline, Modern Rock Live, Reelin' in the Years and the concert series Live from the Pit.

     On August 28, 1998, the Company acquired various syndicated programming shows of Casey Kasem and the related programming libraries for $7,150 in cash and $7,000 in the form of a note payable due August 2000, payable in two equal annual installments of $3,500 each on August 28, 1999 and August 28, 2000.

     On October 23, 1998, the Company acquired Primedia Broadcast Group, Inc. and certain of its affiliates, which owned and operated eight FM radio stations in Puerto Rico, for a purchase price of $75,619 including various other direct acquisition costs. The Company subsequently sold the assets of its Puerto Rico subsidiaries in January 2000, as discussed below.

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

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On September 1, 1999, the Company acquired WTPA-FM and WNCE-FM in Harrisburg, Pennsylvania from Quaker State Broadcasting Corporation for approximately $15,443 in cash. Additionally, the Company acquired KRYL-FM (now known as KASZ-FM) in Killeen, Texas, KKBD-FM in Ft. Smith, Arkansas and WENN-FM in Birmingham, Alabama and disposed of KKTK-AM in Waco, Texas for a net cost of approximately $4,369.

     The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

     A summary of the net assets acquired follows:

                                                     1997         1998         1999
                                                  ----------   ----------   -----------
Cash and cash equivalents.......................  $    9,724   $    7,826   $    20,845
Accounts receivable, net........................     129,907       31,223       132,768
Other current assets............................      27,596       16,098        20,903
Property and equipment..........................     118,371    1,238,365       306,169
Intangible assets...............................   3,954,746    1,133,062     6,366,458
Other assets....................................      26,742        1,195        44,752
Accounts payable and accrued expenses...........    (100,422)     (14,973)      (94,326)
Deferred tax liabilities........................    (279,371)     (98,042)   (1,386,381)
Other liabilities...............................     (39,681)         (12)        5,918
                                                  ----------   ----------   -----------
          Total net assets acquired.............   3,847,612    2,314,742     5,417,106
Less:
  Cash and cash equivalents acquired............       9,724        7,826        20,845
  Prior year escrow payments....................      17,000        4,655            --
  Long-term debt, notes payable and other
     liabilities assumed........................   1,171,000        9,270     2,082,532
  Redeemable preferred stock....................     335,787           --       312,836
  Preferred stock issued........................     111,048           --            --
  Common stock issued...........................     536,571           --     2,420,718
  Stock options and warrants....................      34,977           --        81,481
  Gain on exchange..............................          --      123,845            --
  Assets transferred in exchange................          --      173,155            --
                                                  ----------   ----------   -----------
Cash paid for acquisitions......................  $1,631,505   $1,995,991   $   498,694
                                                  ==========   ==========   ===========

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited pro forma condensed consolidated results of operations data for 1998 and 1999, as if the 1998 and 1999 acquisitions and dispositions occurred at January 1, 1998, follow:

                                                                     UNAUDITED
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
Net revenues................................................  $1,954,392   $2,145,999
Loss before extraordinary item..............................    (462,360)    (335,204)
Net loss....................................................    (509,449)    (350,346)
Basic and diluted loss per common share -- before
  extraordinary item........................................       (2.55)       (1.74)
Basic and diluted loss per common share.....................       (2.79)       (1.82)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On January 14, 2000, the Company sold the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. for $90,560 in cash. The Company owned and operated eight radio stations in Puerto Rico. At December 31, 1999, the net assets of the Company's Puerto Rico subsidiaries were $68,093.

     On January 21, 2000, the Company exited Katz's representation business in England (see Note 16).

     On January 31, 2000, the Company sold radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $4,000 in cash.

     On January 31, 2000, the Company acquired radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5,150 in cash. The Company had previously been operating KQOD-FM under a local marketing agreement effective September 20, 1999.

     The accompanying financial statements do not include any adjustments for acquisitions or dispositions subsequent to December 31, 1999.

  (d) Pending Transactions

     On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including WEDR-FM in Miami , WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the Cox exchange will be consummated in the second quarter of 2000.

     On January 19, 2000, the Company entered into an agreement to exchange radio station KSKY-AM in Dallas for radio station KPRZ-FM in Colorado Springs owned by Bison Media, Inc., plus $7,500 in cash payable by Bison Media. Although there can be no assurance, the Company expects to complete the asset exchange in the second quarter of 2000.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (e) Other Transactions

     On May 29, 1998, Capstar Broadcasting sold KKPN-FM in Houston (acquired by Capstar Broadcasting as part of Capstar Broadcasting's acquisition of SFX Broadcasting, Inc.) due to the attributable ownership of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in both Capstar Broadcasting and the Company in order to comply with the FCC's multiple ownership limits. In connection with Capstar Broadcasting's sale of KKPN-FM, the Company received a commission from Capstar Broadcasting of $1,730.

     On August 30, 1999, the Company contributed $37,500 and certain rights to the Company's Internet web sites for an approximate 91.5% interest in AMFM Interactive Inc. ("AMFMi"). AMFMi was organized to develop the Company's Internet web sites and stream online broadcasts of the Company's on-air programming and other media. For 1999, the minority interest share of AMFMi's results of operations was a net loss of $541, related to the approximate 8.5% interest in AMFMi owned by third parties.

  (f) Corporate Reorganization

     On November 19, 1999, the Company completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Broadcasting Partners, Inc. ("Capstar Partners") and AMFM Operating Inc. ("AMFM Operating"), through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries. Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and Chancellor Media Corporation of Los Angeles ("CMCLA") merged into Capstar Communications, Inc. ("Capstar Communications"), which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

(4) OTHER CURRENT ASSETS

     Other current assets consist of the following at December 31, 1998 and 1999:

                                                               1998      1999
                                                              -------   -------
Prepaid expenses and other..................................  $42,451   $79,195
Representation contracts receivable.........................   17,458    13,129
                                                              -------   -------
                                                              $59,909   $92,324
                                                              =======   =======

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1998 and 1999:

                                               ESTIMATED USEFUL LIFE      1998        1999
                                               ---------------------   ----------   --------
Transmitter and studio equipment.............  3-20 years              $   96,515   $263,722
Buildings and improvements...................  3-35 years                  58,491    105,126
Land.........................................  --                          46,062     49,866
Furniture and fixtures.......................  5-7 years                   24,765     35,137
Construction in progress.....................  --                          13,114     13,482
Vehicles.....................................  5-7 years                    7,625      9,548
Advertising structures.......................  15 years                 1,178,751         --
Other equipment..............................  Various                     35,914     83,762
                                                                       ----------   --------
                                                                        1,461,237    560,643
Less accumulated depreciation................                              73,081     89,135
                                                                       ----------   --------
                                                                       $1,388,156   $471,508
                                                                       ==========   ========

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 1998 and 1999:

                                            ESTIMATED USEFUL LIFE      1998         1999
                                            ---------------------   ----------   -----------
Broadcast licenses........................  15-40 years             $4,110,469   $ 9,032,496
Goodwill..................................  15-40 years              1,086,083     1,992,155
Other.....................................  1-40 years                 532,011       538,647
                                                                    ----------   -----------
                                                                     5,728,563    11,563,298
Less accumulated amortization.............                             672,516     1,217,293
                                                                    ----------   -----------
                                                                    $5,056,047   $10,346,005
                                                                    ==========   ===========

     Other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition); (v) premium audience growth pattern (the value of expected above-average population growth in a given market); (vi) the fair market value of media representation contracts acquired in connection with the acquisition of Katz; and (vii) web site development costs.

(7) INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

     Investments in non-consolidated affiliates consist of the following at December 31, 1998 and 1999:

                                                              1998      1999
                                                              ----   ----------
Investment in Lamar.........................................  $ --   $1,086,882
Other investments in non-consolidated affiliates............    --       16,560
                                                              ----   ----------
                                                              $ --   $1,103,442
                                                              ====   ==========

     As discussed in Note 3(b), the Company received 26,227,273 shares of Lamar Common Stock upon the sale of its outdoor advertising business on September 15, 1999. The Company owns approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting interest of Lamar, based upon the number of shares of Lamar common stock outstanding as of December 31, 1999. Lamar, the Company and the controlling stockholder of Lamar entered into a stockholders agreement under which (1) the Company designated two members of the Lamar board of directors, increasing the size of Lamar's board to ten members,
(2) the Company agreed not to sell any of the Lamar Common Stock prior to September 16, 2000 and (3) Lamar agreed, subject to certain exceptions, not to take any action without the prior written consent of the Company that would result in a change of control of Lamar or the acquisition or disposition of assets worth in excess of $500,000. Due to the Company's ability to exercise significant influence over the operating and financial policies of Lamar, the Company is accounting for its investment in Lamar using the equity method. Lamar and the Company entered into a registration rights agreement which gives the Company the right to require Lamar to register the sale of the Lamar Common Stock under applicable securities laws in some circumstances.

     At December 31, 1999, the market value of the Company's common stock of Lamar, based on the closing market price of Lamar Common Stock as reported by The Nasdaq Stock Market, was $1,588,389, and the investment was carried at $1,086,882. The excess of the Company's carrying value over the underlying equity

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in net assets was approximately $785,600 at September 15, 1999 and is being amortized over 15 years. The Company's share of undistributed losses of Lamar totaled $23,008 at December 31, 1999.

     The following table presents summarized financial information for Lamar:

     Balance sheet information at December 31, 1999:

Current assets..........................................   $  125,493
Noncurrent assets.......................................    3,081,452
Current liabilities.....................................       84,706
Noncurrent liabilities..................................    1,730,710
Stockholders' equity....................................    1,391,529

     Income statement information for the year ended December 31, 1999:

Net revenues.............................................   $444,135
Operating expenses.......................................    414,600
Net loss applicable to common stock......................    (44,900)

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1998 and 1999:

                                                                1998       1999
                                                              --------   --------
Accounts payable............................................  $113,362   $126,476
Accrued interest............................................    43,221     58,209
Accrued payroll.............................................    36,858     55,806
Representation contracts payable............................    24,859     22,675
Barter payable..............................................    10,722     14,985
Other accrued expenses......................................     7,596     15,004
                                                              --------   --------
                                                              $236,618   $293,155
                                                              ========   ========

(9) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1999:

                                                                 1998         1999
                                                              ----------   ----------
Senior Credit Facility(a)...................................  $1,596,000   $2,850,000
8% Senior Notes(b)..........................................     750,000      750,000
9 3/8% Notes(c).............................................     200,000      200,000
8 3/4% Notes(d).............................................     200,000      200,000
10 1/2% Notes(e)............................................     100,000      100,000
8 1/8% Notes(f).............................................     500,000      500,000
9% Notes(g).................................................     750,000      750,000
12 3/4% Notes(h)............................................          --      245,700
12 5/8% Notes(i)............................................          --      164,954
9 1/4% Notes(j).............................................          --      129,388
10 3/4% Notes(k)............................................          --          175
                                                              ----------   ----------
          Total long-term debt..............................  $4,096,000   $5,890,217
                                                              ==========   ==========

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (a) Senior Credit Facility

     In connection with the amendment and restatement of CMCLA's senior credit facility on April 25, 1997, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge in 1997.

     As part of the November 19, 1999 corporate reorganization, the Company refinanced the senior credit facilities of its subsidiaries with a single senior credit facility under which AMFM Operating is the borrower. In connection with the refinancing, the Company recorded an extraordinary charge of $8,000 (net of a tax benefit of $4,307) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

     AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000. Borrowings under the senior credit facility bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are fixed at 0.50% and 1.50%, respectively, until delivery of AMFM Operating's financial statements for the fiscal quarter ending March 31, 2000, and capped at 0.50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Without giving effect to the interest rate swap agreements described below, the weighted average interest rate on the $2,600,000 outstanding under the term loan facility at December 31, 1999 was approximately 7.72%, based on Eurodollar rates, and the interest rate on the $250,000 of advances outstanding under the revolving loan facility was approximately 8.06% at December 31, 1999, based on Eurodollar rates. The Company pays fees ranging from 0.25% to 0.50% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee.

     At December 31, 1999, interest rate swap agreements covering a notional balance of $826,000 were outstanding. These outstanding swap agreements mature through 2001 and require the Company to pay fixed rates of 4.70% to 6.34% while the counterparty pays a floating rate based on the three-month London Interbank Borrowing Offered Rate ("LIBOR"). During the years ended December 31, 1997, 1998 and 1999, the Company recognized charges under its interest rate swap agreements of $2,913, $5,134 and $8,279, respectively. The Company's exposure to credit loss is minimal as the majority of its interest rate swap agreements are with participating banks under its senior credit facility.

     Both the revolving loan facility and the term loan facility will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. The senior credit facility is guaranteed by most of the direct and indirect subsidiaries, other than AMFM Operating, of AMFM Holdings Inc. (formerly Chancellor Mezzanine Holdings Corporation, "AMFM Holdings"), a direct subsidiary of the Company, and is collateralized by (a) a non-recourse pledge of the stock of AMFM Holdings, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of AMFM Operating and most of the subsidiaries of AMFM Operating, and (d) a pledge of the common stock of Lamar held by AMFM Operating. The merger of the Company and Clear Channel would constitute an event of default under the senior credit facility and will require refinancing at the effective time of the merger.

  (b) 8% Senior Notes

     On November 17, 1998, the Company issued $750,000 aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes") for net proceeds of $730,000 in a private placement. Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999. The 8% Senior Notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the Applicable Premium (as defined in the indenture governing the 8% Senior

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Notes) plus accrued and unpaid interest. In addition, on or prior to November 1, 2001, the Company may redeem up to 25% of the original aggregate principal amount of the 8% Senior Notes at a redemption price equal to 108% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the indenture governing the 8% Senior Notes), the holders of the 8% Senior Notes have the right to require the Company to repurchase all or any part of the 8% Senior Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (c) 9 3/8% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes"). Interest on the 9 3/8% Notes is payable semiannually, commencing on April 1, 1996. The 9 3/8% Notes were scheduled to mature on October 1, 2004. On February 15, 2000, the Company completed the redemption of all of its outstanding 9 3/8% Notes for an aggregate repurchase cost of $216,455, which included the principal amount of the notes of $200,000, premiums on the repurchase of the notes of $9,376, accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $6,979 and estimated transaction costs of $100.

  (d) 8 3/4% Notes

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company assumed CRBC's $200,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"). Interest on the 8 3/4% Notes is payable semiannually, commencing on December 15, 1997. The 8 3/4% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8 3/4% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the indenture governing the 8 3/4% Notes) on or prior to June 15, 2000, the 8 3/4% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 3/4% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8 3/4% Notes have the right to require the Company to repurchase all or any part of the 8 3/4% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

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

  (f) 8 1/8% Notes

     On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for net proceeds of $485,000 in a private placement and

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subsequently registered the 8 1/8% Notes on May 8, 1998. Interest on the 8 1/8% Notes is payable semiannually, commencing on June 15, 1998. The 8 1/8% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 8 1/8% Notes at a redemption price of 108.125% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Also, upon the occurrence of a change in control (as defined in the indenture governing the 8 1/8% Notes) on or prior to December 15, 2000, the 8 1/8% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 1/8% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8 1/8% Notes have the right to require the Company to repurchase all or any part of the 8 1/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (g) 9% Notes

     On September 30, 1998, the Company issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for net proceeds of $730,000 in a private placement and subsequently registered the 9% Notes on December 10, 1998. Interest on the 9% Notes is payable semiannually, commencing on April 1, 1999. The 9% Notes mature on October 1, 2008 and are redeemable, in whole or in part, at the option of the Company on and after October 1, 2003, at redemption prices ranging from 106.5% at October 1, 2003 and declining to 100% on October 1, 2008, plus in each case accrued and unpaid interest. In addition, on or prior to October 1, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 9% Notes at a redemption price of 109% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the indenture governing the 9% Notes), the 9% Notes may be redeemed, on or prior to October 1, 2000, as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 9% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after October 1, 2000, the holders of the 9% Notes have the right to require the Company to repurchase all or any part of the 9% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

 (h) 12 3/4% Notes

     In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 (the "12 3/4% Notes") which are carried at a discount from their aggregate principal amount at maturity of $273,350 at December 31, 1999. The carrying value of the 12 3/4% Notes will increase through accretion until February 1, 2002. Beginning on August 1, 2002, the Company will pay interest of approximately $17,426 semi-annually on February 1 and August 1 of each year until maturity. The yield to maturity and the effective interest rate of the 12 3/4% Notes is 12 3/4% and 10.5%, respectively, (computed on a semi-annual bond equivalent basis), calculated from February 20, 1997.

     The 12 3/4% Notes mature on February 1, 2009 and may be redeemed at any time on or after February 1, 2002, in whole or in part, at the option of Capstar Partners at prices ranging from 106.375% at February 1, 2002 and declining to 100% on February 1, 2007 (expressed as a percentage of the accreted value on the redemption date), plus in each case accrued and unpaid interest. In addition, prior to February 1, 2001, Capstar Partners may, at its option, redeem up to 25% of the principal amount at maturity of its 12 3/4% Notes at a redemption price of 112.75% of the accreted value, out of the proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change in control (as defined in the indenture of the 12 3/4% Notes), the holders of the 12 3/4% Notes have the right to require Capstar Partners to purchase all or a

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

portion of the 12 3/4% Notes at a purchase price equal to (i) 101% of the accreted value if the change in control occurs before February 1, 2002 or (ii) 101% of the principal amount at maturity, plus accrued and unpaid interest, if the change in control occurs after February 1, 2002.

     The Capstar merger resulted in a change of control with respect to the 12 3/4% Notes. In August 1999, Capstar Partners repurchased $3,650, or 1.3%, of the aggregate outstanding principal amount of the 12 3/4% Notes for an aggregate repurchase cost of $2,728.

  (i) 12 5/8% Notes

     On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E cumulative exchangeable preferred stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. Consenting holders of 12 5/8% Series E cumulative exchangeable preferred stock received payments of $0.25 per share of 12 5/8% Series E cumulative exchangeable preferred stock. On November 23, 1999, AMFM Operating exchanged all of the shares of its 12 5/8% Series E cumulative exchangeable preferred stock for $143,099 in aggregate principal amount of its 12 5/8% Senior Subordinated Exchange Debentures due 2006 (the
"12 5/8% Notes"). Interest on the 12 5/8% Notes is payable semiannually, commencing on January 15, 2000. The 12 5/8% Notes mature on October 31, 2006 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 106.313% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 12 5/8% Notes), the holders of the 12 5/8% Notes have the right to require the Company to repurchase all or any part of the 12 5/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest. As of December 31, 1999, the outstanding principal balance of the 12 5/8% Notes was $143,099.

     The November 19, 1999 corporate reorganization resulted in a change of control with respect to the 12 5/8% Notes. On January 11, 2000, AMFM Operating completed a tender offer to purchase all of the outstanding debentures at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. AMFM Operating repurchased $1,231, or 0.9% of the aggregate outstanding principal amount of the debentures for an aggregate repurchase cost of $1,264.

  (j) 9 1/4% Notes

     In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Notes") which have a principal amount outstanding at December 31, 1999 of $125,775. The Company pays interest of approximately $5,817 on the 9 1/4% Notes semi-annually on January 1 and July 1 of each year.

     The 9 1/4% Notes may be redeemed at any time on or after July 1, 2002, in whole or in part, at the option of AMFM Operating at prices ranging from 104.625% at July 1, 2002 and declining to 100% on or after July 1, 2005, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2001, AMFM Operating may redeem up to 25% of the original aggregate principal amount of its 9 1/4% Notes at a redemption price of 109.25% plus accrued and unpaid interest with net proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change of control (as defined in the indenture of the 9 1/4% Notes), the holders of the 9 1/4% Notes have the right to require AMFM Operating to purchase all or a portion of its 9 1/4% Notes at a price equal to 101% plus accrued and unpaid interest.

     The Capstar merger resulted in a change of control with respect to the 9 1/4% Notes. In August 1999, Capstar Radio repurchased $66,025, or 33.0%, of the aggregate outstanding principal amount of the 9 1/4% Notes for an aggregate repurchase cost of $67,623.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On September 17, 1999 and September 24, 1999, AMFM Operating redeemed $5,000 and $3,200, respectively, of its 9 1/4% Notes for an aggregate repurchase cost of $5,160 and $3,308, respectively.

 (k) 10 3/4% Notes

     On November 12, 1999, AMFM Operating completed a consent solicitation and cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% Notes"). Approximately $293,641 in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $343,860 which included the principal amount of the 10 3/4% Notes of $293,641, premiums on the repurchase of $25,300, accrued and unpaid interest of $15,169, consent fees of $8,809 and transaction costs of $941. An extraordinary charge of $7,142 (net of a tax benefit of $3,846) was recorded in connection with the consent solicitation and cash tender offer. As of December 31, 1999, the outstanding principal balance of the 10 3/4% Notes was $175.

  (l) Other

     The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes, the 8 1/8% Notes, the 9% Notes, the 12 5/8% Notes, the 9 1/4% Notes and the 10 3/4% Notes (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating, subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Notes, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors").

     The 8% Senior Notes are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under its senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes. However, because the 8% Senior Notes are unsecured, the 8% Senior Notes are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

     The senior credit facility and the indentures governing the 8% Senior Notes, the Subordinated Notes and the 12 3/4% Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Partners and its subsidiaries, including AMFM Operating, to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. AMFM Operating is required under its senior credit facility to maintain specified financial ratios, including leverage, interest coverage and fixed charge coverage ratios.

     A summary of the future maturities of long-term debt at December 31, 1999 follows:

2000.....................................................  $       --
2001.....................................................   2,850,000
2002.....................................................          --
2003.....................................................          --
2004.....................................................     200,000
Thereafter...............................................   2,840,217
                                                           ----------
                                                           $5,890,217
                                                           ==========

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) REDEEMABLE PREFERRED STOCK

  (a) 12% Capstar Partners Preferred Stock

     In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock. Capstar Partners was required to pay dividends on its 12% Senior Exchangeable Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends were to be paid, at Capstar Partners' option, either in cash or in additional shares of 12% Capstar Partners Senior Exchangeable Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares.

     Effective as of January 1, 2000, Capstar Partners exchanged all of the outstanding shares of its 12% Senior Exchangeable Preferred Stock for $125,462 in aggregate principal amount of its 12% Subordinated Exchange Debentures due 2009.

  (b) 12 1/4% CMCLA Preferred Stock

     On July 20, 1998, CMCLA completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures.

     On August 19, 1998, CMCLA completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $143,836 which included (i) the principal amount of the 12 1/4% Debentures of $119,445, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22,683, (iii) accrued and unpaid interest on the 12 1/4% Debentures from July 23, 1998 through August 19, 1998 of $1,138 and (iv) transaction costs of $570. In connection with the 12 1/4% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

  (c) 12% CMCLA Preferred Stock

     On May 8, 1998, CMCLA completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures.

     On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798,
(iii) accrued and unpaid interest on the 12% Debentures from May 13, 1998 through June 10, 1998 of $1,976 and (iv) transaction costs of $958. In connection with the 12% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) STOCKHOLDERS' EQUITY

 (a) Preferred Stock

    (i) $3.00 Convertible Exchangeable Preferred Stock

     In June 1997, the Company issued 5,990,000 shares of its $3.00 Convertible Exchangeable Preferred Stock (the "$3.00 Convertible Preferred Stock") for net proceeds of $287,808. The liquidation preference of each share of the $3.00 Convertible Preferred Stock was $50.00 plus accrued and unpaid dividends. Dividends on the $3.00 Convertible Preferred Stock were cumulative and payable quarterly commencing September 15, 1997 at a rate per annum of $3.00 per share, when, as and if declared by the Board of Directors of the Company. On August 6, 1999, the Company gave notice to the holders of its $3.00 Convertible Preferred Stock of the Company's election to redeem all of the outstanding shares of its $3.00 Convertible Preferred Stock at a per share redemption price of $52.40, plus accrued and unpaid dividends. Each holder had the right to convert each share of $3.00 Convertible Preferred Stock held by it into two shares of common stock of the Company in lieu of being redeemed. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Preferred Stock into 11,979,800 shares of the Company's common stock, and the Company redeemed the remaining 100 shares of $3.00 Convertible Preferred Stock for $5 in the aggregate.

     (ii) 7% Convertible Preferred Stock

     Upon consummation of the Chancellor Merger, on September 5, 1997, the Company issued 2,200,000 shares of its 7% Convertible Preferred Stock (the "7% Convertible Preferred Stock") in exchange for Chancellor's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048. The liquidation preference of each share of 7% Convertible Preferred Stock was $50.00 plus accrued and unpaid dividends of $1,604 at December 31, 1998 and 1999. Dividends on the 7% Convertible Preferred Stock were cumulative and payable quarterly, commencing July 15, 1997.

     On December 8, 1999, the Company gave notice to the holders of its 7% Convertible Preferred Stock of its election to redeem all of the outstanding shares of 7% Convertible Preferred Stock at a per share redemption price of $52.45, plus accrued and unpaid dividends. Each holder had the right to convert each share of the 7% Convertible Preferred Stock held by it into approximately
2.76 shares of the Company's common stock in lieu of being redeemed. On January 19, 2000, preferred holders converted all 2,200,000 shares of 7% Convertible Preferred Stock into 6,078,995 shares of the Company's common stock.

  (b) Common Stock

     On September 5, 1997, the Company issued 34,617,460 shares of common stock at $15.50 per share in connection with the Chancellor Merger. In addition, upon consummation of the Chancellor Merger, each share of the Company's formerly outstanding class A common stock and class B common stock was reclassified, changed and converted into one share of common stock.

     On March 13, 1998, the Company completed an offering of 21,850,000 shares of its common stock for net proceeds of approximately $994,642. The net proceeds were used to reduce bank borrowings under the revolving credit portion of the senior credit facility and the excess proceeds were initially invested in short-term investment grade securities. The Company subsequently used the excess proceeds for general corporate purposes, including the financing of certain acquisitions and exchanges.

     On July 13, 1999, the Company issued 53,553,966 shares of common stock at $44.75 per share in connection with the Capstar merger.

     The Company has not declared a cash dividend on its common stock since it became a public company. The Company is not permitted to pay any dividends by the terms of the Clear Channel merger agreement. Furthermore, since AMFM is a holding company, the only way it can pay dividends in the future is by

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

indirectly receiving funds from AMFM Operating, AMFM's principal operating subsidiary. AMFM Operating is restricted from paying dividends by the terms of its debt instruments.

  (c) Stock Options

     The Company has established the 1992, 1993, 1995, 1998 and 1999 Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 25,105,000 shares of common stock, including 7,000,000 Value Options (the "Value Options") available under the 1999 Employee Option Plan. The Value Options become exercisable after the date on which the average fair market value of a share of the Company's common stock, calculated on a daily basis, exceeds $100.00 per share for 30 consecutive days or, for Value Options granted subsequent to June 1, 1999, the average fair market value of a share of the Company's common stock, calculated on a daily basis, exceeds the higher of $100.00 per share or 200% of the option's exercise price for 30 consecutive days or upon a change in control of the Company. Options issued under the 1992, 1993, 1995 and 1998 Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. The 1999 Employee Option Plan provides for options which vest one year subsequent to the date of issuance and generally carry an expiration date of three years subsequent to the date of issuance and Value Options which vest over a five-year period and generally carry an expiration date of five years subsequent to the date of issuance. Options issued under the 1993, 1995, 1998 and 1999 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of the Company's common stock on the date of issuance unless approved by the Compensation Committee of the Company's Board of Directors.

     In May 1995, the Company also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 900,000 shares of common stock. Options issued under the Director Plan have exercise prices equal to the fair market value of the Company's common stock on the date of issuance, vest over a three-year period and have an expiration date of ten years subsequent to the date of issuance.

     In connection with the acquisition of Broadcasting Partners, Inc. ("BPI") in May 1995, the Company assumed outstanding options to purchase 310,276 shares of the Company's common stock (the "BPI Options"). The BPI Options vested and became exercisable on May 12, 1996 and have an expiration date of ten years subsequent to the original date of issuance by BPI.

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

     In connection with the Capstar merger, the Company assumed outstanding options and warrants to purchase 3,220,775 shares of the Company's common stock (the "Capstar Options") with a fair value of $81,481. The Capstar Options have varying vesting periods as provided in separate stock option and warrant agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by Capstar.

     The total options available for grant were 2,171,939 and 2,324,758 at December 31, 1998 and 1999, respectively.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1997, 1998 and 1999:

                                             1997                   1998                    1999
                                     --------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                     ---------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year...  3,559,984    $ 5.97     8,826,696    $12.98    14,825,989    $26.03
Granted............................  2,773,590     22.89     7,392,000     39.28    10,355,986     49.34
Assumed in acquisitions............  3,526,112      9.29            --        --     3,220,775     32.08
Exercised..........................   (994,526)     5.43    (1,075,860)     9.55    (1,795,413)    19.28
Canceled...........................    (38,464)    19.46      (316,847)    20.82      (208,162)    37.44
                                     ---------              ----------              ----------
Outstanding at end of year.........  8,826,696    $12.98    14,825,989    $26.03    26,399,175    $35.53
                                     =========              ==========              ==========
Options and warrants exercisable at
  year end.........................  5,687,960              10,211,090              16,090,295
                                     =========              ==========              ==========

     The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                                                                                   OPTIONS AND WARRANTS
                                  OPTIONS AND WARRANTS OUTSTANDING                      EXERCISABLE
                         --------------------------------------------------   -------------------------------
                             NUMBER                                               NUMBER
                         OUTSTANDING AT   WEIGHTED AVERAGE      WEIGHTED      EXERCISABLE AT      WEIGHTED
       RANGE OF           DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
    EXERCISE PRICES           1999        CONTRACTUAL LIFE   EXERCISE PRICE        1999        EXERCISE PRICE
    ---------------      --------------   ----------------   --------------   --------------   --------------
$0.01..................       445,000        2.6 years           $ 0.01            445,000         $ 0.01
$4.13 to 6.17..........     1,415,094        4.5 years             4.55          1,415,094           4.55
$8.90 to 13.00.........     1,785,249        6.1 years            11.12          1,726,751          11.13
$13.38 to 19.30........     1,939,925        7.5 years            15.85          1,915,909          15.92
$20.18 to 29.88........     3,644,476        7.8 years            24.24          3,170,242          24.26
$30.57 to 44.75........     6,778,155        8.3 years            40.83          5,109,299          41.75
$46.13 to 63.88........    10,218,784        5.7 years            49.22          2,308,000          46.93
$70.69 to 78.25........       172,492        3.1 years            75.35                 --             --
                           ----------                                           ----------
                           26,399,175                            $35.53         16,090,295         $28.26
                           ==========                                           ==========

     The weighted-average fair value of options granted during 1997, 1998 and 1999 which have exercise prices equal to the market value of the Company's common stock on the date of issuance was $10.25, $17.50 and $23.78, respectively. The weighted-average fair value of options granted during 1998 and 1999 which have exercise prices less than the market value of the Company's common stock on the date of issuance was $28.19 and $23.50, respectively. The weighted-average fair value of options granted during 1999 which have exercise prices greater than the market value of the Company's common stock on the date of issuance was $25.89.

     The Company applies APB Opinion No. 25 in accounting for its Employee Option Plans and, accordingly, no compensation cost is recognized in the consolidated financial statements for stock options which have exercise prices equal to or in excess of the market value of the Company's common stock on the date of issuance.

     On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. In connection with Mr. Ginsburg's resignation, the Company incurred non-cash compensation expense of $16,000 in 1998 related to the grant of 800,000 stock options to

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Mr. Ginsburg at an exercise price of $23.25 per share. The Company recognized non-cash compensation expense of $6,443 during 1999 related to stock options granted to employees, primarily corporate personnel.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                       1997       1998        1999
                                                     --------   ---------   ---------
Net loss:
  As reported......................................  $(31,745)  $ (95,589)  $(173,687)
  Pro forma........................................   (44,639)   (160,687)   (260,213)
Basic and diluted loss per common share:
  As reported......................................      (.46)       (.88)      (1.10)
  Pro forma........................................      (.59)      (1.35)      (1.60)

     The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: expected stock volatility ranging from 39.9% to 45.2%; risk-free interest rates ranging from 4.7% to 6.7%; dividend yields of 0%; and expected lives ranging from three to seven years.

(12) INCOME TAXES

     Income tax expense from continuing operations consists of the following:

                                                          1997      1998       1999
                                                         -------   -------   --------
Current tax expense:
  Federal..............................................  $ 6,840   $    --   $     --
  State................................................    4,791     5,033     13,100
  Foreign..............................................       --        --      1,000
                                                         -------   -------   --------
Total current tax expense..............................   11,631     5,033     14,100
Deferred tax expense (benefit).........................   (3,829)   28,718    (20,491)
                                                         -------   -------   --------
Total income tax expense (benefit).....................  $ 7,802   $33,751   $ (6,391)
                                                         =======   =======   ========

     During 1997, 1998 and 1999, the Company incurred extraordinary losses in connection with various refinancings. The tax benefit related to the extraordinary losses were approximately $2,343, $25,357 and $8,153 for the years ended December 31, 1997, 1998 and 1999, respectively. This tax benefit is separately allocated to the extraordinary item. During 1998 and 1999, the Company recognized a tax benefit of $13,098 and $23,760, respectively, due to the exercise of certain stock options.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income or loss from continuing operations for the years ended December 31, 1997, 1998 and 1999 as a result of the following:

                                                          1997      1998       1999
                                                         -------   -------   --------
Computed "expected" tax expense (benefit)..............  $(2,342)  $   998   $(53,582)
Amortization of goodwill...............................    5,744    11,728     28,225
State income taxes, net of federal benefit.............    2,533     4,919      8,515
Foreign income taxes...................................       --        --      1,000
Non-deductible compensation............................       --    13,221      3,500
Non-deductible meals and entertainment.................    1,028     2,312      3,205
Other, net.............................................      839       573      2,746
                                                         -------   -------   --------
                                                         $ 7,802   $33,751   $ (6,391)
                                                         =======   =======   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1999 are presented below:

                                                                1998         1999
                                                              ---------   -----------
Deferred tax assets:
  Net operating loss and credit carryforwards...............  $  76,755   $   231,019
  Accrued executive compensation and stock options..........     10,452        15,342
  Differences in book and tax bases related to media
     representation contracts...............................     27,233        19,966
  Differences in book and tax bases of lease liabilities....      4,727         4,727
  Differences in book and tax bases of long-term debt.......         --        39,407
  Other.....................................................      1,754         7,242
                                                              ---------   -----------
          Total deferred tax assets.........................    120,921       317,703
                                                              ---------   -----------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily related
     to acquisitions........................................   (567,221)   (1,938,985)
  Investment in Lamar.......................................         --       (75,761)
  Other.....................................................     (6,834)       (9,980)
                                                              ---------   -----------
          Total deferred tax liabilities....................   (574,055)   (2,024,726)
                                                              ---------   -----------
          Net deferred tax liability........................  $(453,134)  $(1,707,023)
                                                              =========   ===========

     Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1999 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $542,100, expiring from 2000 to 2019 and has alternative minimum tax credit carryforwards of approximately $4,700 that do not expire. Approximately $164,100 and $2,800 of the net operating loss and tax credit carryforwards, respectively, at December 31, 1999 are subject to annual use limitations under tax rules governing changes of ownership.

(13) COMMITMENTS AND CONTINGENCIES

     The Company has long-term operating leases for office space and certain broadcasting facilities and equipment which expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $10,913, $39,427 and $70,725 for 1997, 1998 and 1999, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follows:

Year ending December 31:
  2000......................................................   $ 40,572
  2001......................................................     40,371
  2002......................................................     36,352
  2003......................................................     34,534
  2004......................................................     32,228
  Thereafter................................................    217,586
                                                               --------
                                                               $401,643
                                                               ========

     On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository stockholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of the Company and are similarly situated. The defendants named in the case are the Company, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

matters relating to the defendants' actions in connection with the Capstar merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plans; however, no such contributions were made by the Company during 1997, 1998 or 1999.

(14) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  (a) Interest Rate Risk Management

     The Company enters into interest rate swaps to diversify its risk associated with interest rate fluctuations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

  (b) Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1999. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                        1998                      1999
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------   ----------   ----------   ----------
Long-term debt -- Senior Credit Facility....   $1,596,000   $1,596,000   $2,850,000   $2,850,000
Long-term debt -- 8% Senior Notes...........      750,000      761,250      750,000      742,500
Long-term debt -- 9 3/8% Notes..............      200,000      208,000      200,000      206,000
Long-term debt -- 8 3/4% Notes..............      200,000      204,000      200,000      203,000
Long-term debt -- 10 1/2% Notes.............      100,000      110,000      100,000      108,000
Long-term debt -- 8 1/8% Notes..............      500,000      495,000      500,000      497,500
Long-term debt -- 9% Notes..................      750,000      787,500      750,000      772,500
Long-term debt -- 12 3/4% Notes.............           --           --      245,700      243,282
Long-term debt -- 12 5/8% Notes.............           --           --      164,954      161,702
Long-term debt -- 9 1/4% Notes..............           --           --      129,388      129,863
Long-term debt -- 10 3/4% Notes.............           --           --          175          189
Interest rate swaps and collars asset
  (liability)...............................           --      (12,799)          --        9,843
Redeemable preferred stock -- 12% Capstar
  Partners Preferred Stock..................           --           --      151,982      141,145
Preferred stock -- $3.00 Convertible
  Exchangeable Preferred Stock..............      299,500      567,553           --           --
Preferred stock -- 7% Convertible Preferred
  Stock.....................................      110,000      285,626      110,000      475,688

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

     Long-term debt: The fair values of the Company's notes are based on quoted market prices at December 31, 1998 and 1999. As amounts outstanding under the senior credit facility bear interest at current market rates, their carrying amounts approximate fair market value.

     Interest rate swaps and collars: The fair value of the interest rate swap and collar contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by either party.

     Redeemable preferred stock: The fair value of Capstar Partners' 12% Senior Exchangeable Preferred Stock is based on December 31, 1999 quoted market prices.

     Preferred stock: The fair value of the Company's $3.00 Convertible Exchangeable Preferred Stock is based on quoted market prices at December 31, 1998 and the fair value of the 7% Convertible Preferred Stock is based on quoted market prices at December 31, 1998 and 1999.

(15) RELATED PARTY AND OTHER TRANSACTIONS

     As of December 31, 1999, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 59,489,681 shares of common stock of the Company. Mr. Hicks is Chairman of the Board and a director of the Company.

     The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997 with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, the Company paid to Hicks, Muse & Co. Partners, L.P. an annual fee of not less than $1,000, subject to increase or decrease (but not below $1,000) based upon changes in the consumer price index. Hicks, Muse & Co. Partners, L.P. is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. The financial monitoring and oversight agreement provides that the agreement will terminate at such time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of the Company's common stock beneficially owned by them, collectively, at the effective time of the Chancellor Merger. Effective March 15, 1999, Hicks, Muse & Co. Partners, L.P. agreed to waive the annual fee payment under the financial monitoring and oversight agreement, although it will still be entitled to the reimbursement of certain expenses incurred and the benefit of certain indemnity obligations of the Company in connection with the performance of its obligations thereunder. The Company paid Hicks, Muse & Co. Partners, L.P. a total of $333, $1,019 and $259 in 1997, 1998 and 1999, respectively, in connection with the financial monitoring and oversight agreement which is included in corporate general and administrative expense.

     In connection with the consummation of the Chancellor Merger, a financial advisory agreement among CBC, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the financial advisory agreement in respect of the transactions contemplated by such merger, HM2/Management was paid a fee of $10,000 in cash upon consummation of the transaction which was accounted for as a direct acquisition cost. As part of the termination of the financial advisory agreement, the Company paid Hicks, Muse & Co. Partners, L.P. $1,500 for financial advisory services in connection with the acquisition of Katz in 1997 which was accounted for as a direct acquisition cost.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Upon consummation of the Capstar merger, Capstar Broadcasting made payments to Hicks, Muse & Co. Partners, L.P. of $10,000 in cash and the Company granted Hicks, Muse & Co. Partners, L.P. options to purchase up to 969,616 shares of the Company's common stock at a per share exercise price of $52.00 in connection with the termination of monitoring and oversight and financial advisory agreements with Capstar Broadcasting and its subsidiaries and in satisfaction of the services performed by Hicks, Muse & Co. Partners, L.P. in connection with the Capstar merger. Affiliates of Hicks Muse had a controlling interest in Capstar Broadcasting prior to the Capstar merger.

     The Company is subject to an Amended and Restated Stockholders Agreement, dated as of February 14, 1996, as amended on September 4, 1997 and July 13, 1999, among the Company and certain holders of the Company's common stock held by former stockholders of CBC, which provides for registration rights for the shares of the Company's common stock held by such holders. The stockholders agreement relates to shares of the Company's common stock held by certain affiliates of Hicks Muse. Affiliates of Hicks Muse that are parties to the stockholders agreement have agreed to the termination of such agreement at the effective time of the Clear Channel merger.

     On July 7, 1998, the Company entered into a merger agreement with the indirect parent of LIN Television Corporation to acquire LIN in a stock-for-stock transaction. Effective March 15, 1999, LIN and the Company terminated the LIN merger agreement. Affiliates of Hicks Muse have a controlling interest in LIN and a substantial investment in the Company.

     In October and November 1998, LIN purchased two airplanes and subsequently entered into two lease agreements with respect to those airplanes with the Company. In June 1999, LIN sold one of the airplanes to an unrelated third party and the lease was terminated. The Company purchased the other airplane from LIN in June 1999 and the lease was terminated. In 1998 and 1999, the Company paid to LIN approximately $415 and $1,218, respectively, under the leases.

     In connection with the resignation by Jeffrey A. Marcus as President and Chief Executive Officer of the Company in March 1999, Mr. Marcus entered into a termination agreement, which provided, among other things, that (i) Mr. Marcus received a one-time cash payment of $6,250 and a pro-rated bonus for fiscal year 1998 of $2,333; (ii) Mr. Marcus was granted options to purchase 800,000 shares of the Company's common stock at an exercise price of $47.0625 per share; and
(iii) unvested options to acquire 625,000 shares of the Company's common stock previously granted to Mr. Marcus automatically vested and became immediately exercisable.

     Vernon E. Jordan, Jr., a director of the Company, served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999. Deutsche Bank Securities, Inc., formerly BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by the Company in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. Deutsche Bank Securities Inc. has been engaged as a financial advisor in connection with the Clear Channel merger and served as a co-lead arranger for the Company's senior credit facility. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to the Company, and will continue to provide services to the Company in the future, including as administrative agent for the Company's senior credit facility. Fees paid to Deutsche Bank Securities Inc. in 1998 were approximately $10,275 and fees paid in 1999 while Mr. Jordan served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999 were minimal.

     In May 1998, CMCLA (i) began programming ten radio stations owned by Capstar Communications under time brokerage agreements and in 1998 and 1999 through the date of the Capstar merger CMCLA paid fees of $28,831 and $26,832, respectively, to Capstar Communications related to these agreements and (ii) provided a loan to Capstar Broadcasting in the principal amount of $150,000 included in other assets at

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1998. The note receivable from Capstar Broadcasting was extinguished in 1999 in conjunction with the Capstar merger. Interest income on this note receivable was $10,600 and $9,650 in 1998 and 1999, respectively, through the date of the Capstar merger. CMCLA also began operating Capstar Broadcasting's station WKNR-AM in Cleveland, Ohio under a time brokerage agreement effective February 1, 1999.

     In connection with the retirement of James E. de Castro, the Company's former Vice Chairman and President and Chief Executive Officer of the AMFM Radio Group, on February 16, 2000, Mr. de Castro entered into a separation agreement with the Company. The agreement provided, among other things, that (i) Mr. de Castro receive a one-time cash severance payment of $5,000; (ii) unvested options to acquire 1,120,000 shares of the Company's common stock previously granted to Mr. de Castro will automatically vest and become immediately exercisable upon completion of the Clear Channel merger; and (iii) an additional 160,000 stock options of the 640,000 stock options granted to Mr. de Castro on April 17, 1999 will vest on April 17, 2000 and an additional 200,000 stock options granted to Mr. de Castro on April 9, 1999 will vest on April 9, 2000. The Company's statement of operations for the year ended December 31, 1999 does not reflect any charges related to the retirement of Mr. de Castro.

(16) MERGER AND NON-RECURRING COSTS

     Merger and non-recurring costs consist of the following for the year ended December 31, 1998 and 1999:

                                                               1998      1999
                                                              -------   -------
Write-off of LIN merger and Petry transaction costs, Capstar internal acquisition costs and Clear Channel merger
  costs(a)..................................................  $    --   $19,110
Executive severance costs(b)................................   47,661    12,196
Personnel changes and contractual obligations in exiting
  certain non-core business ventures(c).....................       --    25,003
Personnel changes, format changes and other non-recurring
  costs incurred
  in connection with the implementation of the Company's
  market strategy(d)........................................       --    14,291
Other(e)....................................................       --    11,229
                                                              -------   -------
                                                              $47,661   $81,829
                                                              =======   =======

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

     The Company also incurred various internal costs related to the Capstar and Clear Channel mergers totaling $2,327.

(b) On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with James E. de Castro, the Company's Chief Operating Officer, and Matthew
     E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. In connection with Mr. Ginsburg's resignation, the Company incurred a one-time executive severance charge of $43,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg; (ii) fees of

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     $12,500 to be paid to Mr. Ginsburg over five years, (iii) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively, (iv) execution bonuses of $1,000 each paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (v) other costs incurred in connection with Mr. Ginsburg's resignation of $975. Subsequently, Matthew E. Devine resigned as Senior Vice President and Chief Financial Officer of the Company and from all appointments and positions with its respective subsidiaries and entered into a termination agreement with the Company. In connection with Mr. Devine's resignation, the Company incurred a one-time executive severance charge of $4,186 which consists of (i) a one-time cash payment of $2,000, (ii) bonus payments totaling $2,033 and (iii) other costs of $153.

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

(c) In connection with the Company's decision to sharpen its focus on domestic radio and new media operations, management decided to discontinue Katz Media's international operations and streamline its television representation business, sell its outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign to LIN its contract to acquire Petry. Of the $25,003 incurred, $4,285 related to personnel costs and the remainder related to the termination of contractual obligations, such as leases, and legal and advisory fees. At December 31, 1999, $2,899 of the total costs are accrued and are expected to be paid during the first quarter of 2000.

(d) In 1999, the Company announced its new market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. Of the total costs incurred, $13,411 related to personnel costs. At December 31, 1999, $9,539 of the total costs were accrued and the majority of such costs are expected to be paid during the first half of 2000.

(e) During the third and fourth quarters of 1999, developmental costs of $11,229 were incurred related to the Galaxy(TM) system and Star Performance Group, AMFM's proprietary traffic system and sales training program, and for development of AMFMi.

(17) SEGMENT DATA

     During the year ended December 31, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Intersegment revenue is included in the segment totals for internal reporting. This intercompany revenue is eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1. Information about each of the operating segments follows:

  (a) AMFM Radio Group -- radio broadcasting

     The AMFM Radio Group portfolio consisted of 456 radio stations (330 FM and 126 AM) at December 31, 1999, including 12 stations operated under time brokerage or joint sales agreements. As of December 31, 1999, the AMFM Radio Group owned superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Dallas/ Ft. Worth, Washington, D.C., Houston, Philadelphia, Detroit, Denver and Minneapolis-St. Paul and in five

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

other large markets -- Phoenix, Cleveland, Orlando, Pittsburgh and Puerto Rico. The AMFM Radio Group also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States, and Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

  (b) AMFM New Media Group -- media representation and Internet

     The AMFM New Media Group includes Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations. Katz is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. The Company's Internet initiative through AMFMi focuses on developing the Company's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media businesses.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Separate financial data for each of the Company's operating segments is provided below. The Company evaluates the performance of its segments based on the following:

                                                     1997         1998         1999
                                                  ----------   ----------   -----------
AMFM Radio Group -- radio broadcasting:
  Net revenues.................................   $  548,856   $1,057,044   $ 1,669,638
  Operating expenses...........................      297,085      551,037       856,376
  Depreciation and amortization................      168,597      376,833       583,932
  Merger and non-recurring costs...............           --           --        12,388
  Operating income.............................       75,450      122,188       203,498
  Capital expenditures.........................       10,544       18,736        32,484
  Identifiable assets..........................    4,265,038    4,649,127    10,934,387

AMFM New Media Group -- media representation
  and Internet:
  Net revenues.................................       35,901      192,794       198,304
  Operating expenses...........................       21,842      131,106       139,685
  Depreciation and amortization................        4,210       29,630        36,514
  Merger and non-recurring costs...............           --           --        14,501
  Operating income.............................        8,399       25,299           611
  Capital expenditures.........................          436       15,190        10,027
  Identifiable assets..........................      495,951      528,238       641,537

Chancellor Outdoor Group -- outdoor
  advertising:
  Net revenues.................................           --       47,605       156,627
  Operating expenses...........................           --       23,505        84,583
  Depreciation and amortization................           --       25,986        94,062
  Merger and non-recurring costs...............           --           --         2,154
  Operating loss...............................           --       (3,871)      (31,007)
  Capital expenditures.........................           --        5,344        22,716
  Identifiable assets..........................           --    1,743,254            --

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation, merger and non-recurring costs, corporate capital expenditures and general corporate assets were not allocated to operating segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                         1997      1998        1999
                                                       --------   -------   ----------
Intersegment net revenues...........................   $  2,679   $23,587   $   46,681
Intersegment operating expenses.....................      2,679    23,587       31,933
Unallocated depreciation and amortization...........     13,175    13,889       17,725
Unallocated corporate general and administrative
  expenses..........................................     12,268    20,992       30,287
Unallocated non-cash compensation...................         --    16,000        6,443
Unallocated merger and non-recurring costs..........         --    47,661       52,786
Unallocated corporate capital expenditures..........        686     4,191        8,488
Unallocated general corporate assets................    207,886   307,288    1,289,884

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTER ENDED
                                                -------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                ---------   --------   ------------   -----------
1998:
  Net revenues................................  $ 233,557   $321,710     $343,829      $ 374,760
  Operating income (loss).....................    (13,201)   (18,072)      38,010         38,337
  Income (loss) before extraordinary item.....    (68,571)    40,401        6,262        (26,592)
  Net income (loss) attributable to common
     stockholders.............................    (74,988)     2,118      (15,379)       (33,010)
  Basic and diluted income (loss) per common
     share:
     Before extraordinary item................      (0.60)      0.23           --          (0.23)
     Net income (loss)........................      (0.60)      0.01        (0.11)         (0.23)
1999:
  Net revenues................................  $ 350,265   $434,146     $592,437      $ 601,040
  Operating income (loss).....................    (52,782)    56,951        1,487         45,457
  Income (loss) before extraordinary item.....   (103,445)   (16,089)      49,782        (88,793)
  Net income (loss) attributable to common
     stockholders.............................   (109,862)   (22,507)      48,606       (105,860)
  Basic income (loss) per common share:
     Before extraordinary item................      (0.77)     (0.16)        0.25          (0.43)
     Net income (loss)........................      (0.77)     (0.16)        0.25          (0.50)
  Diluted income (loss) per common share:
     Before extraordinary item................      (0.77)     (0.16)        0.23          (0.43)
     Net income (loss)........................      (0.77)     (0.16)        0.23          (0.50)

     Basic and diluted loss per common share for the years ended December 31, 1998 and 1999 differs from the sum of basic and diluted loss per common share for the quarters during the respective year due to the different periods used to calculate weighted average shares outstanding.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders of
AMFM Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 13, 2000, which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                            PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                                                                      SCHEDULE I

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                   CONDENSED BALANCE SHEETS -- PARENT COMPANY
                           DECEMBER 31, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 1998         1999
                                                              ----------   ----------
Cash and cash equivalents...................................  $       --   $   44,643
Investment in subsidiaries, at equity.......................   2,391,830    4,711,555
Other assets................................................          --        9,657
                                                              ----------   ----------
                                                              $2,391,830   $4,765,855
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities.................................................  $       --   $    2,578
Minority interest in consolidated subsidiary................          --        3,694
Stockholders' equity:
  Preferred stock...........................................     409,500      110,000
  Common stocks.............................................       1,428        2,102
  Paid-in capital...........................................   2,259,583    5,115,785
  Accumulated deficit.......................................    (278,681)    (468,304)
                                                              ----------   ----------
          Total stockholders' equity........................   2,391,830    4,759,583
                                                              ----------   ----------
                                                              $2,391,830   $4,765,855
                                                              ==========   ==========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

              CONDENSED STATEMENTS OF OPERATIONS -- PARENT COMPANY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                               1997       1998        1999
                                                             --------   ---------   ---------
Depreciation and amortization..............................  $     --   $      --   $     719
Merger and non-recurring costs.............................        --          --      18,110
                                                             --------   ---------   ---------
  Operating loss...........................................        --          --     (18,829)
Income tax benefit.........................................        --          --       5,327
                                                             --------   ---------   ---------
  Loss before equity in net loss of affiliates and minority
     interest..............................................        --          --     (13,502)
Equity in net loss of affiliates and minority interest.....   (31,745)    (95,589)   (160,185)
                                                             --------   ---------   ---------
  Net loss.................................................   (31,745)    (95,589)   (173,687)
Preferred stock dividends..................................    12,165      25,670      15,936
                                                             --------   ---------   ---------
  Net loss attributable to common stockholders.............  $(43,910)  $(121,259)  $(189,623)
                                                             ========   =========   =========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

              CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                              1997         1998        1999
                                                            ---------   ----------   ---------
Net cash used by operating activities.....................  $      --   $       --   $  (6,290)
                                                            ---------   ----------   ---------
Cash flows from investing activities:
  Investment in subsidiaries..............................   (282,244)    (978,114)    (12,944)
  Purchases of property and equipment.....................         --           --        (558)
  Other...................................................         --           --      (6,662)
                                                            ---------   ----------   ---------
          Net cash used by investing activities...........   (282,244)    (978,114)    (20,164)
                                                            ---------   ----------   ---------
Cash flows from financing activities:
  Net proceeds from issuance of equity instruments........    293,158    1,003,784      34,789
  Dividends on preferred stock............................    (10,914)     (25,670)    (15,936)
  Other...................................................         --           --         796
  Distributions from subsidiaries.........................         --           --      51,448
                                                            ---------   ----------   ---------
          Net cash provided by financing activities.......    282,244      978,114      71,097
                                                            ---------   ----------   ---------
Net change in cash and cash equivalents...................         --           --      44,643
Cash and cash equivalents at beginning of year............         --           --          --
                                                            ---------   ----------   ---------
Cash and cash equivalents at end of year..................  $      --   $       --   $  44,643
                                                            =========   ==========   =========

           See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

           NOTES TO CONDENSED FINANCIAL STATEMENTS -- PARENT COMPANY

(1) GENERAL

     The accompanying condensed financial statements of AMFM Inc. and Subsidiaries ("AMFM" or the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K. The Company's wholly-owned and majority-owned subsidiaries are accounted for using the equity method.

(2) OBLIGATIONS, GUARANTEES AND COMMITMENTS

     On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Broadcasting Partners, Inc. ("Capstar Partners") and AMFM Operating Inc. ("AMFM Operating"), through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries. Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and Chancellor Media Corporation of Los Angeles ("CMCLA") merged into Capstar Communications, Inc. ("Capstar Communications"), which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

     The Company has guaranteed the obligations under a loan agreement of AMFM Operating. See Note 9 to consolidated financial statements of AMFM Inc. and Subsidiaries regarding these obligations.

(3) OTHER

     See Note 11 to consolidated financial statements of AMFM Inc. and Subsidiaries for a description of the preferred stock, common stock and other equity securities of the Company.

                                                                     SCHEDULE II

                           AMFM INC. AND SUBSIDIARIES
            (FORMERLY CHANCELLOR MEDIA CORPORATION AND SUBSIDIARIES)

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                             BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER                  AT END
DESCRIPTION                                  OF PERIOD     EXPENSES    ACCOUNTS     WRITEOFFS   OF PERIOD
-----------                                  ----------   ----------   ---------    ---------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999.............   $15,580      $12,518      $5,338(1)    $12,008     $21,428
                                              =======      =======      ======       =======     =======
  Year ended December 31, 1998.............   $12,651      $ 5,684      $3,827(1)    $ 6,582     $15,580
                                              =======      =======      ======       =======     =======
  Year ended December 31, 1997.............   $ 2,292      $ 5,174      $7,049(1)    $ 1,864     $12,651
                                              =======      =======      ======       =======     =======

---------------

(1) Additions result from the application of purchase accounting relating to the Chancellor Merger, the Viacom Acquisition and the Katz Acquisition in 1997, the acquisitions of WWDC-FM/AM, Martin Media, Primedia and the Outdoor Advertising Division of Whiteco in 1998 and the acquisitions of Wincom Broadcasting Corporation, Zebra Broadcasting Corporation, radio stations WDOK-FM and WRMR-AM from Independent Group Limited Partnership and WZAK-FM from Zapis Communications and the Capstar merger in 1999.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       2.1(1)            -- Stock Purchase Agreement, dated February 16, 1997, by and between Viacom International Inc. and Evergreen Media
                            Corporation of Los Angeles, (see table of contents for
                            list of omitted schedules and exhibits).
       2.2(1)            -- Agreement and Plan of Merger, dated as of February 19,
                            1997, by and among Evergreen Media Corporation,
                            Chancellor Broadcasting Company and Chancellor Radio
                            Broadcasting Company.
       2.3(1)            -- Joint Purchase Agreement, dated as of February 19, 1997, by and among Chancellor Radio Broadcasting Company,
                            Chancellor Broadcasting Company, Evergreen Media
                            Corporation of Los Angeles, and Evergreen Media
                            Corporation (see table of contents for list of omitted
                            schedules and exhibits).
       2.4(2)            -- Asset Purchase Agreement, dated as of April 4, 1997, by and between Pacific and Southern Company, Inc. and
                            Evergreen Media Corporation of Los Angeles (re: WGCI-AM
                            and WGCI-FM), (see table of contents for list of omitted
                            schedules and exhibits).
       2.5(2)            -- Asset Purchase Agreement, dated as of April 4, 1997, by and between Pacific and Southern Company, Inc. and
                            Evergreen Media Corporation of Los Angeles (re: KKBQ-AM
                            and KKBQ-FM), (see table of contents for list of omitted
                            schedules and exhibits).
       2.6(2)            -- Asset Purchase Agreement, dated as of April 4, 1997, by and between Pacific and Southern Company, Inc. and
                            Evergreen Media Corporation of Los Angeles (re: KHKS-FM),
                            (see table of contents for list of omitted schedules and
                            exhibits).
       2.7(3)            -- Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997, among Chancellor Broadcasting
                            Company, Chancellor Radio Broadcasting Company, Evergreen
                            Media Corporation, Evergreen Mezzanine Holdings
                            Corporation and Evergreen Media Corporation of Los
                            Angeles, amended and restated as of July 31, 1997 (see
                            table of contents for list of omitted schedules and
                            exhibits).
       2.8(4)            -- Option Agreement, dated as of August 6, 1997, by and
                            among Evergreen Media Corporation, Chancellor
                            Broadcasting Company, Bonneville International
                            Corporation and Bonneville Holding Company.
       2.9(5)            -- Letter Agreement, dated February 20, 1998, between
                            Chancellor Media Corporation of Los Angeles ("CMCLA") and
                            Capstar Broadcasting Corporation.
       2.10(6)           -- Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                            Broadcasting Corporation.
       2.11(6)           -- Unit and Stock Purchase Agreement, dated as of June 19,
                            1998, by and among CMCLA, Martin Media, L.P., Martin &
                            MacFarlane, Inc., Nevada Outdoor Systems, Inc., MW Sign
                            Corp. and certain sellers named therein, (see table of
                            contents for list of omitted schedules and exhibits).
       2.12(6)           -- Asset Purchase Agreement, dated August 11, 1998, between
                            CMCLA and Independent Group Limited Partnership (see
                            table of contents for list of omitted schedules and
                            exhibits).
       2.13(6)           -- Asset Purchase Agreement, dated August 11, 1998, between
                            CMCLA and Zapis Communications Corporation (see table of
                            contents for list of omitted schedules and exhibits).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       2.14(6)           -- Stock Purchase Agreement, dated August 11, 1998, among
                            CMCLA, Young Ones, Inc., Zebra Broadcasting Corporation
                            and the Sellers named therein (see table of contents for
                            list of omitted schedules and exhibits).
       2.15(6)           -- Stock Purchase Agreement, dated August 11, 1998, among
                            CMCLA, ML Media Partners LP., Wincom Broadcasting
                            Corporation and WIN Communications, Inc. (see table of
                            contents for list of omitted schedules and exhibits).
       2.16(7)           -- Agreement and Plan of Merger, dated as of August 26,
                            1998, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation and CBC Acquisition Company,
                            Inc., (see table of contents for list of omitted
                            schedules and exhibits).
       2.17(8)           -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc. (see table of
                            contents for list of omitted schedules and exhibits).
       2.18(9)           -- First Amendment to Amended and Restated Agreement and
                            Plan of Merger, dated as of June 30, 1999, among
                            Chancellor Media Corporation, Capstar Broadcasting
                            Corporation and CMC Merger Sub, Inc.
       2.19(10)          -- Asset Purchase Agreement, dated August 30, 1998, by and among CMCLA, Whiteco Industries Inc. and Metro Management
                            Associates (see table of contents for list of omitted
                            schedules and exhibits).
       2.20(11)          -- Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois,
                            Chancellor Media Illinois License Corp. and ABC, Inc.
                            (see table of contents for list of omitted schedules and
                            exhibits).
       2.21(8)           -- Asset Purchase Agreement, dated as of September 15, 1998, by and between The Broadcast Group, Inc. and Chancellor
                            Media/Shamrock Broadcasting, Inc. (see table of contents
                            for list of omitted schedules and exhibits).
       2.22(12)          -- Stock Purchase Agreement, dated as of June 1, 1999, by
                            and between Lamar Advertising Company and CMCLA (see
                            table of contents for list of omitted schedules and
                            exhibits).
       2.23(12)          -- Subscription Agreement, dated as of June 1, 1999, by and between Lamar Advertising Company and CMCLA.
       2.24(12)          -- Voting Agreement, dated as of June 1, 1999, by and among
                            Lamar Advertising Company, CMCLA and Reilly Family
                            Limited Partnership.
       2.25(9)           -- Second Amended and Restated Stock Purchase Agreement
                            dated as of August 11, 1999 by and among Lamar
                            Advertising Company, Lamar Media Corp., Chancellor
                            Mezzanine Holdings Corporation and CMCLA (see table of
                            contents for list of omitted schedules and exhibits).
       2.26(57)          -- Registration Rights Agreement dated as of September 15,
                            1999 among Lamar Advertising Company, CMCLA and
                            Chancellor Mezzanine Holdings Corporation.
       2.27(57)          -- Stockholders Agreement dated as of September 15, 1999
                            among Lamar Advertising Company and certain of its
                            stockholders.
       2.28(9)           -- Second Amended and Restated Voting Agreement, dated as of
                            August 11, 1999, among Lamar Advertising Company, CMCLA,
                            Chancellor Mezzanine Holdings Corporation and Reilly
                            Family Limited Partnership.
       2.29(13)          -- Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU
                            Merger Sub, Inc. and AMFM Inc. (see table of contents for
                            list of omitted schedules and exhibits).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       2.30(14)          -- Voting Agreement, dated October 2, 1999, by and between
                            Clear Channel Communications, Inc. and Thomas O. Hicks.
       2.31(14)          -- Voting Agreement, dated October 2, 1999, among Clear
                            Channel Communications, Inc., HM2/HMW, L.P.,
                            HM2/Chancellor, L.P., HM4/ Chancellor, L.P. and Capstar
                            Broadcasting Partners, L.P.
       3.1.1(15)         -- Amended and Restated Certificate of Incorporation of AMFM
                            Inc.
       3.1.2(15)         -- Certificate of Correction to Amended and Restated
                            Certificate of Incorporation of AMFM Inc.
       3.2(16)           -- Amended and Restated Bylaws of AMFM Inc.
       4.1(17)           -- Certificate of Designation for 7% Convertible Preferred
                            Stock of AMFM Inc.
       4.2(18)           -- Certificate of Designation for $3.00 Convertible
                            Preferred Stock of AMFM Inc.
       4.3(19)           -- Certificate of Designation for 12% Senior Exchangeable
                            Preferred Stock of Capstar Broadcasting Partners, Inc.
       4.4.1(20)         -- Certificate of Designation for 12 5/8% Series E
                            Cumulative Exchangeable Preferred Stock of AMFM Operating
                            Inc.
       4.4.2(21)         -- Certificate of Amendment to Certificate of Designation
                            for 12 5/8% Series E Cumulative Exchangeable Preferred
                            Stock of AMFM Operating Inc.
       4.5.1(22)         -- Amended and Restated Stockholders Agreement, dated
                            February 14, 1996, among AMFM Inc. (successor in interest
                            to Chancellor Corporation) and certain holders named
                            therein.
       4.5.2*            -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated September 4, 1997.
       4.5.3*            -- Second Amendment to Amended and Restated Stockholders
                            Agreement, dated July 13, 1999.
       4.6(23)           -- Indenture, dated as of November 19, 1999, governing the
                            12 5/8% Senior Subordinated Exchange Debentures due 2006,
                            of AMFM Operating Inc.
       4.7.1(24)         -- Indenture, dated as of February 14, 1996, governing the
                            9 3/8% Senior Subordinated Notes due 2004 of AMFM
                            Operating Inc. (the "9 3/8% Notes Indenture").
       4.7.2(25)         -- First Supplemental Indenture, dated as of February 14,
                            1996, to the 9 3/8% Notes Indenture.
       4.7.3(26)         -- Second Supplemental Indenture, dated as of April 15,
                            1997, to the 9 3/8% Notes Indenture.
       4.7.4(27)         -- Third Supplemental Indenture, dated as of September 5,
                            1997, to the 9 3/8% Notes Indenture.
       4.7.5*            -- Fourth Supplemental Indenture, dated as of October 28,
                            1997, to the 9 3/8% Notes Indenture.
       4.7.6*            -- Fifth Supplemental Indenture, dated as of August 23,
                            1999, to the 9 3/8% Notes Indenture.
       4.7.7*            -- Sixth Supplemental Indenture, dated as of November 19,
                            1999, to the 9 3/8% Notes Indenture.
       4.7.8*            -- Seventh Supplemental Indenture, dated as of January 18,
                            2000, to the 9 3/8% Notes Indenture.
       4.8.1(28)         -- Indenture, dated as of June 24, 1997, governing the
                            8 3/4% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc. (the "8 3/4% Notes Indenture").

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       4.8.2(27)         -- First Supplemental Indenture, dated as of September 5,
                            1997, to the 8 3/4% Notes Indenture.
       4.8.3*            -- Second Supplemental Indenture, dated as of October 28,
                            1997, to the 8 3/4% Notes Indenture.
       4.8.4*            -- Third Supplemental Indenture, dated as of August 23,
                            1999, to the 8 3/4% Notes Indenture.
       4.8.5*            -- Fourth Supplemental Indenture, dated as of November 19,
                            1999, to the 8 3/4% Notes Indenture.
       4.8.6*            -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the 8 3/4% Notes Indenture.
       4.9.1(29)         -- Amended and Restated Indenture, dated as of October 28,
                            1997, governing the 10 1/2% Senior Subordinated Notes due
                            2007 of AMFM Operating Inc. (the "10 1/2% Notes
                            Indenture").
       4.9.2(29)         -- Second Supplement Indenture, dated as of October 28,
                            1997, to the 10 1/2% Notes Indenture.
       4.9.3*            -- Third Supplemental Indenture, dated as of August 23,
                            1999, to the 10 1/2% Notes Indenture.
       4.9.4*            -- Fourth Supplemental Indenture, dated as of November 19,
                            1999, to the 10 1/2% Notes Indenture.
       4.9.5*            -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the 10 1/2% Notes Indenture.
       4.10.1(30)        -- Indenture, dated as of December 22, 1997, governing the
                            8 1/8% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc. (the "8 1/8% Notes Indenture").
       4.10.2*           -- First Supplemental Indenture, dated as of August 23,
                            1999, to the 8 1/8% Notes Indenture.
       4.10.3*           -- Second Supplemental Indenture, dated as of November 19,
                            1999, to the 8 1/8% Notes Indenture.
       4.10.4*           -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the 8 1/8% Notes Indenture.
       4.11.1(10)        -- Indenture, dated as of September 30, 1998, governing the
                            9% Senior Subordinated Notes due 2008 of AMFM Operating
                            Inc. (the "9% Notes Indenture").
       4.11.2*           -- First Supplemental Indenture, dated as of August 23,
                            1999, to the 9% Notes Indenture.
       4.11.3*           -- Second Supplemental Indenture, dated as of November 19,
                            1999, to the 9% Notes Indenture.
       4.11.4*           -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the 9% Notes Indenture.
       4.12.1(10)        -- Indenture, dated as of November 17, 1998, governing the
                            8% Senior Notes due 2008 of AMFM Operating Inc. (the "8%
                            Notes Indenture").
       4.12.2*           -- First Supplemental Indenture, dated as of August 23,
                            1999, to the 8% Notes Indenture.
       4.12.3*           -- Second Supplemental Indenture, dated as of November 19,
                            1999, to the 8% Notes Indenture.
       4.12.4*           -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the 8% Notes Indenture.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       4.13.1(31)        -- Indenture, dated as of February 20, 1997, governing the
                            12 3/4% Senior Discount Notes due 2009 of Capstar
                            Broadcasting Partners, Inc. (the "12 3/4% Notes
                            Indenture").
       4.13.2(32)        -- First Supplemental Indenture, dated as of September 15,
                            1997, to 12 3/4% Notes Indenture.
       4.14.1(19)        -- Indenture, dated as of June 17, 1997, governing the
                            9 1/4% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc. (the "9 1/4% Notes Indenture").
       4.14.2*           -- First Supplemental Indenture, dated as of November 19,
                            1999, to the 9 1/4% Notes Indenture.
       4.15(19)          -- Indenture, dated as of June 17, 1997, governing the 12%
                            Subordinated Exchange Debentures due 2009 of Capstar
                            Broadcasting Partners, Inc.
       4.16.1(33)        -- Indenture, dated as of May 31, 1996, governing the
                            10 3/4% Senior Subordinated Notes due 2006 of AMFM
                            Operating Inc. (the "10 3/4% Notes Indenture").
       4.16.2(34)        -- First Supplemental Indenture, dated as of November 25,
                            1996, to the 10 3/4% Notes Indenture.
       4.16.3(34)        -- Second Supplemental Indenture, dated as of January 10,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.4(34)        -- Third Supplemental Indenture, dated as of January 13,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.5(35)        -- Fourth Supplemental Indenture, dated as of January 29,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.6(35)        -- Fifth Supplemental Indenture, dated as of May 15, 1997, to the 10 3/4% Notes Indenture.
       4.16.7(35)        -- Sixth Supplemental Indenture, dated as of July 8, 1997, to the 10 3/4% Notes Indenture.
       4.16.8(35)        -- Seventh Supplemental Indenture, dated as of October 9,
                            1997 to the 10 3/4% Notes Indenture.
       4.16.9(35)        -- Eighth Supplemental Indenture, dated as of October 10,
                            1997, to the 10 3/4% Notes Indenture.
       4.16.10(35)       -- Ninth Supplemental Indenture, dated as of January 23,
                            1998, to the 10 3/4% Notes Indenture.
       4.16.11(56)       -- Tenth Supplemental Indenture, dated as of February 2,
                            1998, to the 10 3/4% Notes Indenture.
       4.16.12*          -- Eleventh Supplemental Indenture, dated as of May 18,
                            1998, to the 10 3/4% Notes Indenture.
       4.16.13*          -- Twelfth Supplemental Indenture, dated as of May 29, 1998, to the 10 3/4% Notes Indenture.
       4.16.14*          -- Thirteenth Supplemental Indenture, dated as of November
                            12, 1999, to the 10 3/4% Notes Indenture.
       4.17.1(36)        -- Indenture, dated as of October 7, 1993, governing the
                            11 3/8% Senior Subordinated Notes due 2000 of AMFM
                            Operating Inc. (the "11 3/8% Notes Indenture").
       4.17.2(33)        -- First Supplemental Indenture, dated as of May 23, 1996, to the 11 3/8% Notes Indenture.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       4.18.1(37)        -- Indenture, dated as of February 26, 1996, governing the
                            12 1/4% Subordinated Exchange Debentures due 2008 of
                            CMCLA (the "12 1/4% CMCLA Notes Indenture").
       4.18.2(27)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the 12 1/4% CMCLA Notes Indenture.
       4.19.1(38)        -- Indenture, dated as of January 23, 1997, governing the
                            12% Subordinated Exchange Debentures due 2009 of CMCLA
                            (the "12% CMCLA Notes Indenture").
       4.19.2(27)        -- First Supplemental Indenture, dated as of September 5,
                            1997, to the 12% CMCLA Notes Indenture.
      10.1(39)           -- Credit Agreement, dated as of November 19, 1999, among
                            AMFM Holdings Inc., Capstar Broadcasting Partners, Inc.,
                            AMFM Operating Inc., Various Lenders, Chase Securities
                            Inc. and Deutsche Bank Securities Inc., as Co-Lead
                            Arrangers, The Chase Manhattan Bank, as Syndication
                            Agent, Bank of America, N.A. and Toronto Dominion
                            (Texas), Inc. as Documentation Agents, and Bankers Trust
                            Company, as Administrative Agent.
      10.2.1(2)          -- Second Amended and Restated Loan Agreement, dated as of
                            April 25, 1997, among Evergreen Media Corporation of Los
                            Angeles, the financial institutions whose names appear as
                            Lenders on the signature pages institutions whose names
                            appear as Lenders on the signature pages thereof (the
                            "Lenders"), Toronto Dominion Securities, Inc., as
                            Arranging Agent, The Bank of New York and Bankers Trust
                            Company, as Co-Syndication Agents, NationsBank of Texas,
                            N.A. and Union Bank of California, as Co-Documentation
                            Agents, and Toronto Dominion (Texas), Inc., as
                            Administrative Agent for the Lenders, together with
                            certain collateral documents attached thereto as
                            exhibits, including Assignment of Partnership Interests,
                            Assignment of Trust Interests, Borrower's Pledge
                            Agreement, Parent Company Guaranty, Stock Pledge
                            Agreement, Subsidiary Guaranty and Subsidiary Pledge
                            Agreement.
      10.2.2(40)         -- First Amendment to Second Amended and Restated Loan
                            Agreement, dated June 26, 1997.
      10.2.3(27)         -- Second Amendment to Second Amended and Restated Loan
                            Agreement, dated August 7, 1997.
      10.2.4(29)         -- Third Amendment to Second Amended and Restated Loan
                            Agreement, dated October 28, 1997.
      10.2.5(29)         -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement, dated February 10, 1998.
      10.2.6(41)         -- Fifth Amendment to Second Amended and Restated Loan
                            Agreement, dated May 1, 1998.
      10.2.7(6)          -- Sixth Amendment to Second Amended and Restated Loan
                            Agreement, dated July 31, 1998.
      10.2.8(42)         -- Seventh Amendment to Second Amended and Restated Loan
                            Agreement, dated November 9, 1998.
      10.3.1(43)         -- Credit Agreement, dated May 29, 1998, among Capstar Radio
                            Broadcasting Partners, Inc., Capstar Broadcasting
                            Partners, Inc., Capstar Broadcasting Corporation and the
                            financial institutions party thereto.
      10.3.2(44)         -- First Amendment to Credit Agreement, dated as of March 4,
                            1999.
      10.3.3(45)         -- Second Amendment and Waiver to Credit Agreement, dated as of April 23, 1999.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      10.4.1(46)+        -- Chancellor Holdings Corp. 1994 Director Stock Option
                            Plan.
      10.5.1(47)+        -- 1995 Stock Option Plan for executive officers and key
                            employees of Evergreen Media Corporation.
      10.6.1(48)+        -- Chancellor Broadcasting Company 1996 Stock Award Plan.
      10.7.1(49)+        -- Amended and Restated Chancellor Media Corporation Stock
                            Option Plan for Non-employee Directors.
      10.8.1(50)+        -- Capstar Broadcasting Corporation 1998 Stock Option Plan.
      10.8.2(44)+        -- First Amendment to Capstar Broadcasting Corporation 1998
                            Stock Option Plan.
      10.9.1(6)+         -- Chancellor Media Corporation 1998 Stock Option Plan.
      10.10.1(51)+       -- AMFM Inc. 1999 Stock Option Plan.
      10.10.2*+          -- First Amendment to the AMFM Inc. 1999 Stock Option Plan.
      10.11*+            -- Form of Indemnification Agreement between AMFM Inc. and each of its directors and executive officers.
      10.12.1(52)+       -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, CMCLA and James E. de Castro.
      10.12.2(51)+       -- Amendment No. 1 to Amended and Restated Employment
                            Agreement, dated as of May 18, 1999, among Chancellor
                            Media Corporation, CMCLA and James E. de Castro.
      10.12.3*+          -- Separation Agreement, dated as of February 16, 2000,
                            among AMFM Inc., AMFM Operating Inc. and James E. de
                            Castro.
      10.13(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and James E. de Castro.
      10.14(51)+         -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, CMCLA and R. Steven Hicks.
      10.15(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and R. Steven Hicks.
      10.16(43)+         -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 106,106 shares of AMFM common
                            stock.
      10.17(43)+         -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 126,510 shares of AMFM common
                            stock.
      10.18(43)+         -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 460,815 shares of AMFM common
                            stock.
      10.19(43)+         -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 93,139 shares of AMFM common stock.
      10.20(43)+         -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 247,750 shares of AMFM common stock.
      10.21(44)+         -- Amendments to Warrants, dated as of August 26, 1998,
                            between Capstar Broadcasting Corporation and R. Steven
                            Hicks.
      10.22(45)+         -- Amendment to Warrants, dated April 29, 1999, between
                            Capstar Broadcasting Corporation and R. Steven Hicks.
      10.23.1(53)+       -- Employment Agreement, dated February 9, 1996 by and
                            between Evergreen Media Corporation and Kenneth J.
                            O'Keefe.
      10.23.2(27)+       -- First Amendment to Employment Agreement, dated March 1,
                            1997, by and between Evergreen Media Corporation and
                            Kenneth J. O'Keefe.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      10.23.3(27)+       -- Second Amendment to Employment Agreement, dated September
                            4, 1997, by and among Evergreen Media Corporation,
                            Evergreen Media Corporation of Los Angeles and Kenneth J.
                            O'Keefe.
      10.24(51)+         -- Employment Agreement, dated as of May 18, 1999, among
                            Chancellor Media Corporation, CMCLA and Kenneth J.
                            O'Keefe.
      10.25(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and Kenneth J. O'Keefe.
      10.26(51)+         -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, CMCLA and D. Geoffrey
                            Armstrong.
      10.27(51)+         -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, 1999, between Chancellor Media Corporation
                            and D. Geoffrey Armstrong.
      10.28.1(54)+       -- Warrant, dated July 5, 1998, issued to D. Geoffrey
                            Armstrong for 99,100 shares of AMFM common stock.
      10.28.2(44)+       -- First Amendment to Warrant, dated August 26, 1998,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.
      10.28.3(45)+       -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.
      10.29(51)+         -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, CMCLA and William S.
                            Banowsky.
      10.30(51)+         -- Non-Qualified Stock Grant Agreement, effective as of
                            April 9, 1999, between Chancellor Media Corporation and
                            William S. Banowsky.
      10.31.1(43)+       -- Warrant, dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 74,325 shares of AMFM common stock.
      10.31.2(44)+       -- First Amendment to Warrant, dated August 26, 1998,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.
      10.31.3(45)+       -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.
      10.32(52)+         -- Amended and Restated Employment Agreement, dated as of
                            October 1, 1998, by and among Chancellor Media
                            Corporation, CMCLA and Jeffrey A. Marcus.
      10.33(55)+         -- Agreement, dated as of March 15, 1999, between Jeffrey A.
                            Marcus, Nancy Cain Marcus, Chancellor Media Corporation
                            and CMCLA.
      10.34(19)          -- Financial Advisory Agreement, dated as of July 1, 1997, between Capstar Broadcasting Corporation and Hicks, Muse
                            & Co. Partners, L.P. ("HMCo").
      10.35(31)          -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Broadcasting Partners, Inc. and
                            HMCo.
      10.36(19)          -- Monitoring and Oversight Agreement, dated as of July 1,
                            1997, between Capstar Broadcasting Corporation and HMCo.
      10.37(31)          -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Broadcasting Partners, Inc. and
                            HMCo.
      10.38(9)           -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting Corporation, Capstar
                            Broadcasting Partners, Inc., HMCO, and Chancellor Media
                            Corporation.
      10.39(14)          -- Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for 335,099 shares.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      10.40(14)          -- Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for 634,517 shares.
      21*                -- Subsidiaries of AMFM Inc.
      23.1*              -- Consent of PricewaterhouseCoopers LLP
      27.1*              -- Financial Data Schedule of AMFM Inc.

---------------

  *   Filed herewith.

  +   Compensatory plan or arrangement.

 (1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, dated February 16, 1997 and filed on March 9, 1997.

 (2) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on May 9, 1997.

 (3) Incorporated by reference to Exhibits to Evergreen Media Corporation's Registration Statement on Form S-4, filed on August 1, 1997 (Registration Number 333-32677).

 (4) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Evergreen Media Corporation for the quarterly period ending June 30, 1997.

 (5) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles ("CMCLA"), filed on February 27, 1998.

 (6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending June 30, 1998.

 (7) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

 (8) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1999.

 (9) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(10) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) Incorporated by reference to Exhibits to the Current Report on Form 8-K of CMCLA, as amended, filed on May 5, 1999.

(12) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation, filed on June 8, 1999.

(13) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(14) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

(15) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(16) Incorporated by reference to Exhibit 3.2B to the Quarterly Report on Form 10-Q of Chancellor Media Corporation for the quarterly period ending September 30, 1997.

(17) Incorporated by reference to Exhibit 4.14 to Evergreen Media Corporation's Registration Statement on Form S-4, filed on August 1, 1997 (Registration Number 333-32677).

(18) Incorporated by reference to Exhibit 4.32 to Chancellor Media Corporation's Registration Statement on Form S-3, initially filed on October 1, 1997, as amended (Registration Number 333-36855).

(19) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Amendment No. 1 to Registration Statement on Form S-4, filed on July 8, 1997 (Registration Number 333-25638).

(20) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(21) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(22) Incorporated by reference to Exhibits to Chancellor Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(23) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc., filed on November 19, 1999.

(24) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(25) Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the year ended December 31, 1995.

(26) Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for the quarterly period ending March 31, 1997.

(27) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(28) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on July 17, 1997.

(29) Incorporated by reference to U.C. Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1997.

(30) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(31) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Registration Statement on Form S-1, filed on of April 16, 1997 (Registration Number 333-25263).

(32) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(33) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-4, initially filed on June 21, 1996, as amended (Registration Number 333-06553).

(34) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 17, 1997.

(35) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(36) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Amendment No. 3 to Registration Statement on Form S-1, dated as of September 29, 1993 (Registration Number 33-66718).

(37) Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(38) Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Chancellor Radio Broadcasting Company, filed on February 6, 1997.

(39) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc., filed on December 1, 1999.

(40) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on July 31, 1997.

(41) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1998.

(42) Incorporated by reference to Exhibit 4.42 to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(43) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Corporation, filed on June 15, 1998.

(44) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(45) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Capstar Broadcasting Corporation for the quarterly period ending March 31, 1999.

(46) Incorporated by reference to Exhibit 4.23 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(47) Incorporated by reference to Exhibits to Evergreen Media Corporation's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1996.

(48) Incorporated by reference to Exhibit 4.22 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(49) Incorporated by reference to Exhibit 4.41 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on May 20, 1998 (Registration Number 333-53179).

(50) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(51) Incorporated by reference to Chancellor Media Corporation's Registration Statement on Form S-4, filed on June 8, 1999 (Registration Number 333-80173).

(52) Incorporated by reference to Exhibits to Chancellor Media Corporation's Amendment No. 1 to Registration Statement on Form S-4, filed on February 17, 1999, (Registration Number 333-72481).

(53) Incorporated by reference to Exhibits to Evergreen Media Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(54) Incorporated by reference to Capstar Broadcasting Corporation's Registration Statement on Form S-8, filed on July 27, 1998 (Registration Number 333-59937).

(55) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1998.

(56) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(57)  Incorporated by reference to Exhibits to AMFM Inc.'s Amendment No. 1 to
      Schedule 13D, filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.