Form 10-Q
period 2000-03-31
AMFM INC
filed 2000-05-11
CIK 894972

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 001-15145

                                   AMFM INC.
             (Exact name of Registrant as Specified in its Charter)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2000, 216,882,824 shares of common stock of AMFM Inc. were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................      3
         Condensed Consolidated Balance Sheets (unaudited)...........      3
         Condensed Consolidated Statements of Operations
           (unaudited)...............................................      4
         Condensed Consolidated Statements of Cash Flows
           (unaudited)...............................................      5
         Notes to Condensed Consolidated Financial Statements
           (unaudited)...............................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     19
         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     20
Item 4.  Submission of Matters to a Vote of Security Holders.........     21
Item 6.  Exhibits and Reports on Form 8-K............................     21
         Signature...................................................     23

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AMFM INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                         ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $    59,277    $    68,804
  Accounts receivable, less allowance for doubtful accounts
     of $21,428 in 1999 and $27,385 in 2000.................      531,818        455,380
  Other current assets......................................       92,324         60,920
                                                              -----------    -----------
          Total current assets..............................      683,419        585,104
Property and equipment, net.................................      471,508        459,693
Intangible assets, net......................................   10,346,005     10,079,653
Investments in non-consolidated affiliates..................    1,103,442      1,081,115
Other assets, net...........................................      261,434        252,031
                                                              -----------    -----------
                                                              $12,865,808    $12,457,596

                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $   293,155    $   310,970
Long-term debt..............................................    5,890,217      5,783,388
Deferred tax liabilities....................................    1,707,023      1,663,262
Other liabilities...........................................       60,154         52,023
                                                              -----------    -----------
          Total liabilities.................................    7,950,549      7,809,643
                                                              -----------    -----------
Commitments and contingencies
Minority interest in consolidated subsidiary................        3,694          3,435
Redeemable senior exchangeable preferred stock of
  subsidiary, par value $.01 per share; 10,000,000 shares
  authorized in 1999; 1,254,616 shares issued and
  outstanding in 1999; liquidation preference of $132,989...      151,982             --
Stockholders' equity:
  Preferred stock, $.01 par value 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding in 1999....................................      110,000             --
  Common stock, $.01 par value 750,000,000 shares
     authorized; 210,158,922 shares and 216,613,724 shares
     issued and outstanding in 1999 and 2000,
     respectively...........................................        2,102          2,166
  Paid-in capital...........................................    5,115,785      5,272,597
  Accumulated deficit.......................................     (468,304)      (630,245)
                                                              -----------    -----------
          Total stockholders' equity........................    4,759,583      4,644,518
                                                              -----------    -----------
                                                              $12,865,808    $12,457,596
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1999        2000
                                                              ---------   ---------
Gross revenues..............................................  $ 394,123   $ 588,884
  Less agency commissions...................................     43,858      67,614
                                                              ---------   ---------
          Net revenues......................................    350,265     521,270
Operating expenses..........................................    208,510     308,088
Depreciation and amortization...............................    147,744     212,491
Corporate general and administrative........................     17,814      15,302
Non-cash compensation.......................................         --      34,878
Merger and non-recurring costs..............................     28,979      11,115
                                                              ---------   ---------
  Operating loss............................................    (52,782)    (60,604)
Interest expense, net.......................................     84,392     123,645
Loss (gain) on disposition of assets........................         82     (22,819)
Gain on disposition of representation contracts.............     (3,685)    (16,217)
                                                              ---------   ---------
  Loss before income taxes..................................   (133,571)   (145,213)
Income tax benefit..........................................     30,126      10,749
Credit on exchange of preferred stock of subsidiary.........         --       3,310
                                                              ---------   ---------
  Loss before equity in net loss of affiliates and minority
     interest and extraordinary item........................   (103,445)   (131,154)
Equity in net loss of affiliates and minority interest......         --      24,372
                                                              ---------   ---------
  Loss before extraordinary item............................   (103,445)   (155,526)
Extraordinary loss, net of income tax benefit...............         --       6,094
                                                              ---------   ---------
          Net loss..........................................   (103,445)   (161,620)
Preferred stock dividends...................................      6,417         321
                                                              ---------   ---------
  Net loss attributable to common stockholders..............  $(109,862)  $(161,941)
                                                              =========   =========
Basic and diluted loss per common share:
  Before extraordinary item.................................  $   (0.77)  $   (0.72)
  Extraordinary item........................................         --       (0.03)
                                                              ---------   ---------
          Net loss..........................................  $   (0.77)  $   (0.75)
                                                              =========   =========
Weighted average common shares outstanding..................    142,960     215,116
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1999        2000
                                                              ---------   ---------
Net cash provided by operating activities...................  $  91,236   $ 189,569
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (349,542)     (5,255)
  Proceeds from sale of assets..............................         --      93,711
  Purchases of property and equipment.......................     (9,771)     (9,544)
  Construction of advertising structures....................     (5,157)         --
  Payments made for purchases of representation contracts...     (8,676)     (8,277)
  Payments received from sales of representation
     contracts..............................................      6,187       5,624
  Other.....................................................     (8,383)      9,787
                                                              ---------   ---------
          Net cash provided by (used by) investing
            activities......................................   (375,342)     86,046
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds of long-term debt................................    329,000     212,500
  Payments on long-term debt................................    (47,000)   (475,327)
  Net proceeds from issuance of equity instruments..........      3,336       6,192
  Dividends on preferred stock..............................     (6,417)     (9,453)
                                                              ---------   ---------
          Net cash provided by (used by) financing
            activities......................................    278,919    (266,088)
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............     (5,187)      9,527
Cash and cash equivalents at beginning of period............     12,256      59,277
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   7,069   $  68,804
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements include the accounts of AMFM Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company" or "AMFM"). All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Investments in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the investee are accounted for using the equity method. Interim period results are not necessarily indicative of results to be expected for the year.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Loss per common share is based on the weighted average shares of common stock outstanding during the period. Weighted average shares excluded from the calculation that related to potentially dilutive securities amounted to approximately 24.9 million and 10.1 million for the three months ended March 31, 1999 and 2000, respectively. Such shares have been excluded as their inclusion would have been antidilutive.

     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

2. CLEAR CHANNEL MERGER AGREEMENT

     On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of the Company's common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Pursuant to the Telecommunications Act of 1996, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory guidelines, it is expected that, collectively, Clear Channel and the Company will need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas to obtain antitrust and Federal Communications Commission (the "FCC") approval for the merger. At March 31, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate cash sales price of approximately $4.3 billion. Of these stations, 66 are owned and operated by AMFM. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions. In addition, the Company may need to make further divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. On April 26, 2000 and April 27, 2000, stockholders of both companies approved the merger. Although there can be no assurance, the Company expects that the Clear Channel merger will be consummated by September 30, 2000.

3. ACQUISITIONS AND DISPOSITIONS

  (a) Completed Transactions

     On January 14, 2000, the Company sold the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. for $90,860 in cash and recognized a pre-tax gain of approximately $22,800. The Company owned and operated eight radio stations in Puerto Rico.

                           AMFM INC. AND SUBSIDIARIES

     On January 31, 2000, the Company sold radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $3,781 in cash.

     On January 31, 2000, the Company acquired radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5,255 in cash, including direct acquisition costs. The Company had previously been operating KQOD-FM under a local marketing agreement effective September 20, 1999.

     The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

     A summary of the net assets acquired in the three-month period ended March 31, 2000 follows:

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                              2000
                                                          ------------
Property and equipment.................................      $  566
Intangible assets......................................       4,689
                                                             ------
          Total net assets acquired....................      $5,255
                                                             ======

     The unaudited pro forma condensed consolidated results of operations data for the three months ended March 31, 1999 and 2000, as if the acquisitions and dispositions through March 31, 2000 occurred at January 1, 1999, follow:

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                        MARCH 31,   MARCH 31,
                                                          1999        2000
                                                        ---------   ---------
Net revenues..........................................  $ 427,293   $ 520,796
Loss before extraordinary item........................   (174,901)   (154,920)
Net loss..............................................   (174,901)   (161,014)
Basic and diluted loss per common share -- before
  extraordinary item..................................      (0.92)      (0.72)
Basic and diluted loss per common share...............      (0.92)      (0.75)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

  (b) Pending Transactions

     On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the Cox exchange will be consummated in the second quarter of 2000.

     On January 19, 2000, the Company entered into an agreement to exchange radio station KSKY-AM in Dallas for radio station KPRZ-FM in Colorado Springs owned by Bison Media, Inc., plus $7,500 in cash

                           AMFM INC. AND SUBSIDIARIES
payable by Bison Media. Although there can be no assurance, the Company expects to complete the asset exchange in the second quarter of 2000.

4. PREFERRED STOCK CONVERSIONS AND REDEMPTION OF DEBT

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

     Effective January 1, 2000, the Company exchanged all of the outstanding shares of its 12% Senior Exchangeable Preferred Stock for $125,462 in aggregate principal amount of its 12% Subordinated Exchange Debentures due 2009. The 12% Subordinated Exchange Debentures due 2009 were revalued at fair market value upon the exchange, and the excess of the carrying value of the preferred stock over the fair value of the subordinated debentures of $3,310 has been reflected in the financial statements as a credit on exchange of preferred stock of subsidiary.

     On February 1, 2000, the Company completed the redemption of all of its outstanding 9 3/8% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216,355, which included the principal amount of the notes of $200,000, premiums on the repurchase of the notes of $9,376 and accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $6,979. An extraordinary charge of $6,094 (net of a tax benefit of $3,282) was recorded in connection with the redemption.

5. CONTINGENCIES

     On July 24, 1998, in connection with Capstar Broadcasting Corporation's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository stockholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. At the time of the acquisition, there were approximately 5.8 million depositary shares outstanding. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of the Company and are similarly situated. The defendants named in the case are the Company, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The

                           AMFM INC. AND SUBSIDIARIES
plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     On April 11, 2000 an action was commenced in New York Supreme Court, New York County, by Interep National Radio Sales, Inc. seeking $47,118 in damages from Clear Channel Communications, Inc. Also named as a defendant is Katz Communications, Inc., an indirect wholly-owned subsidiary of the Company. The complaint alleges, among other things, that Clear Channel wrongfully terminated a February 3, 1996 agreement between Clear Channel and Interep under which Interep agreed to act as Clear Channel's exclusive advertising representative by procuring advertising time on Clear Channel's radio stations and also under which Interep, Clear Channel and Katz executed certain "triparty agreements" in which Interep agreed to buy out the existing representation agreement of Clear Channel's then current representative, Katz, for $23,000. The complaint also alleges that Interep's representation agreement, by its terms, could not be terminated by Clear Channel until February 1, 2005 and that Clear Channel's November 30, 1999 termination of Interep constituted a breach of the representation agreement. The complaint alleges further that Clear Channel and Katz continue to demand that Interep make all buy out payments to Katz as set forth in the various triparty agreements. $5,188 of the requested damages correspond to buyouts in excess of the pro rata amount attributable to the time Interep had the right to represent the bought out stations and $280 of the requested damages correspond to a refund of a portion of a "signing bonus" paid by Interep to Clear Channel upon the execution of Interep's representation agreement. The complaint does not specify the basis for the remaining damages sought by Interep.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

6. NON-CASH COMPENSATION

     The Company recorded non-cash compensation of $34,878 during the three months ended March 31, 2000 primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's market strategy.

7. MERGER AND NON-RECURRING COSTS

     Merger and non-recurring costs consist of the following for the three months ended March 31, 1999 and 2000:

                                                             1999      2000
                                                            -------   -------
Severance(a)..............................................  $12,196   $ 8,399
Merger and other(b).......................................   16,783     2,716
                                                            -------   -------
                                                            $28,979   $11,115
                                                            =======   =======

---------------
(a)   1999
      On March 15, 1999, the Company announced an executive realignment and recorded a charge of $12,196 for executive severance and other costs.

      2000
      On February 16, 2000, the Company announced the retirement of James E. de Castro as Vice-Chairman of AMFM Inc., President and Chief Executive Officer of AMFM Radio Group and

                           AMFM INC. AND SUBSIDIARIES

      Chairman and Chief Executive Officer of AMFM Interactive, Inc., effective February 18, 2000. In connection with Mr. de Castro's retirement, the Company recorded a charge of $5,340 for severance costs.

      In 1999, the Company announced its market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. During the three months ended March 31, 2000, the Company incurred costs of $3,059, of which $2,637 related to personnel costs. At March 31, 2000, $8,978 of the total costs incurred to date were accrued and are expected to be paid during the remainder of 2000.

(b)   1999
      Effective March 15, 1999, the Company and LIN Television Corporation ("LIN") agreed to terminate the LIN merger agreement. The Company subsequently assigned to LIN its contract to acquire Petry Media Corporation ("Petry"). The Company recorded a charge of $16,783 to write off transaction costs incurred in connection with the LIN merger agreement and Petry transaction.

      2000
      The Company incurred costs of $1,663 for the three months ended March 31, 2000 related to the Clear Channel merger and developmental costs of $1,053 related to the Galaxy(TM) system, AMFM's proprietary traffic system.

8. SEGMENT DATA

     During the three months ended March 31, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar Advertising Company on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Separate financial data for each of the Company's operating segments is provided below. The Company evaluates the performance of its segments based on the following:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1999        2000
                                                              ---------   ---------
AMFM Radio Group -- radio broadcasting:
  Net revenues..............................................  $261,779    $480,706
  Operating expenses........................................   154,121     279,662
  Depreciation and amortization.............................   104,682     192,327
  Merger and non-recurring costs............................        --       8,387
  Operating loss............................................      (298)     (2,742)
AMFM New Media Group -- media representation and Internet:
  Net revenues..............................................    39,695      49,784
  Operating expenses........................................    30,748      37,646
  Depreciation and amortization.............................     7,783      14,132
  Merger and non-recurring costs............................        --       1,053
  Operating loss............................................      (344)     (5,875)
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues..............................................    53,601          --
  Operating expenses........................................    28,451          --
  Depreciation and amortization.............................    31,396          --
  Merger and non-recurring costs............................        --          --
  Operating loss............................................    (9,071)         --

                           AMFM INC. AND SUBSIDIARIES

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation and merger and non-recurring costs were not allocated to operating segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                1999        2000
                                                              ---------   ---------
Intersegment net revenues...................................   $ 4,810     $ 9,220
Intersegment operating expenses.............................     4,810       9,220
Unallocated depreciation and amortization...................     3,883       6,032
Unallocated corporate general and administrative expenses...    10,207       9,402
Unallocated non-cash compensation...........................        --      34,878
Unallocated merger and non-recurring costs..................    28,979       1,675

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, Accounting for Stock Issued to Employees. The provisions of this Interpretation will be effective July 1, 2000. If the Clear Channel merger is completed prior to July 1, 2000, the effective date of the Interpretation, the Company would be required to record a significant non-cash charge related to certain amendments to the Company's stock option plans that are expected to be implemented prior to the consummation of the merger. Due to the terms of certain options previously granted, the Company will record a non-cash charge upon consummation of the merger regardless of the new Interpretation. The size of such charge is not presently determinable since it will be based on, among other things, the fair value of AMFM's common stock on the day of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AMFM Inc. together with its subsidiaries ("AMFM") is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, AMFM owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States. As of March 31, 2000, AMFM owned and operated, programmed or sold air time for 442 radio stations (318 FM and 124 AM) in 100 markets in the United States, including nine radio stations programmed under time brokerage or joint sales agreements. AMFM also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from AMFM's portfolio of stations) and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for AMFM's portfolio of stations.

     See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on AMFM's operating segments as of March 31, 2000.

     AMFM's results of operations for the three months ended March 31, 2000 are not comparable to the results of operations for the three months ended March 31, 1999 due to the impact of AMFM's various acquisitions and dispositions. AMFM completed the following transactions from April 1, 1999 through March 31, 2000:

     - the July 13, 1999 merger with Capstar Broadcasting Corporation ("Capstar Broadcasting"), which at consummation of the merger operated 338 radio stations (239 FM and 99 AM);

     - the sale of AMFM's entire outdoor advertising business to Lamar on September 15, 1999;

     - the acquisition of eight radio stations (seven FM and one AM) for approximately $115.5 million in cash; and

     - the disposition of 14 radio stations (ten FM and four AM) for approximately $116.1 million in cash.

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

CLEAR CHANNEL MERGER

     On October 2, 1999, AMFM and Clear Channel agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays and television stations and a growing presence in the Internet and media representation business. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. On April 26, 2000 and April 27, 2000, stockholders of AMFM and Clear Channel approved the merger.

     Completion of the Clear Channel merger is subject to the satisfaction or waiver of numerous conditions including regulatory approval by the Federal Communications Commission and the U.S. Department of Justice. Pursuant to the Telecommunications Act of 1996, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas to obtain antitrust and Federal Communications Commission (the "FCC") approval for the merger. At March 31, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate cash sales price of approximately $4.3 billion. Of these stations, 66 are owned and operated by AMFM. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions. In addition, AMFM may need to make further divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. AMFM expects that the Clear Channel merger will be completed by September 30, 2000 if all conditions to the merger are satisfied. AMFM cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within AMFM's control.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2000 Compared To Three Months Ended March 31,
  1999

     AMFM Radio Group net revenues for the three months ended March 31, 2000 increased 83.6% to $480.7 million compared to $261.8 million for the three months ended March 31, 1999. AMFM Radio Group operating expenses for the three months ended March 31, 2000 increased 81.5% to $279.7 million compared to $154.1 million for the first quarter of 1999. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein and overall net operational improvements, as evidenced by the increase in AMFM Radio Group's direct operating margin from 41.1% for the three months ended March 31, 1999 to 41.8% for the first quarter of 2000. Additional factors contributing to the increase included higher revenues from dot-com clients, the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999 and improved results for stations which were re-programmed with Jammin' Oldies. On a pro forma basis for all stations owned and operated as of March 31, 2000, net revenues increased 23.0% during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 and pro forma net operating expenses increased 13.6%.

     AMFM New Media Group net revenues for the three months ended March 31, 2000 increased 25.4% to $49.8 million compared to $39.7 million for the three months ended March 31, 1999. AMFM New Media Group operating expenses for the three months ended March 31, 2000 increased 22.4% to $37.6 million compared to $30.7 million for the first quarter of 1999. This increase is primarily attributable to Katz, which experienced an increase in net revenues for the three months ended March 31, 2000 of 17.7% to $46.7 million compared to $39.7 million for the first quarter of 1999 due to a growth in new business and an overall growth in both radio and television advertising spending. Additionally, Prophet Systems, which was acquired in 1999 in conjunction with the Capstar merger and provides the hardware necessary for the utilization of StarSystem(TM), generated $3.1 million in revenues during the first quarter of 2000 from the sale of hardware to third parties.

     AMFM's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, AMFM completed the sale of its outdoor advertising business to Lamar. AMFM's outdoor advertising business had net revenues of $53.6 million and operating expenses of $28.5 million for the three months ended March 31, 1999.

     Depreciation and amortization for the three months ended March 31, 2000 increased 43.8% to $212.5 million compared to $147.7 million for the first quarter of 1999. The increase is due to the impact of the acquisitions completed during 1999 and through March 31, 2000.

     Corporate general and administrative expenses for the three months ended March 31, 2000 decreased 14.1% to $15.3 million compared to $17.8 million for the first quarter of 1999 primarily due to a reduction in personnel.

     The non-cash compensation expense of $34.9 million for the three months ended March 31, 2000 primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of AMFM's market strategy.

     During the three months ended March 31, 2000, AMFM recorded merger and non-recurring costs of $5.3 million related to severance costs in connection with the retirement of James E. de Castro, $3.1 million related to the costs to terminate employees and close certain facilities in connection with the implementation of AMFM's market strategy, $1.7 million related to the Clear Channel merger, and other costs of $1.1 million including developmental costs associated with the Galaxy(TM) system, AMFM's proprietary traffic system. The merger and non-recurring costs of $29.0 million for the first quarter of 1999 million related to the write-off of LIN Television Corporation and Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment.

     As a result of the above factors, AMFM incurred an operating loss of $60.6 million for the three months ended March 31, 2000 compared to an operating loss of $52.8 million for the first quarter of 1999.

     Net interest expense for the three months ended March 31, 2000 increased 46.5% to $123.6 million compared to $84.4 million for the same period in 1999. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by cash proceeds of approximately $720.0 million received upon the sale of AMFM's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein; (ii) additional debt recorded in connection with the Capstar merger on July 13, 1999; (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of AMFM Operating Inc. ("AMFM Operating") for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999; and (iv) the exchange of the 12% Senior Exchangeable Preferred Stock of Capstar Broadcasting Partners, Inc. ("Capstar Partners") for 12% Subordinated Exchange Debentures due 2009 effective on January 1, 2000.

     The gain on disposition of assets of $22.8 million for the three months ended March 31, 2000 primarily related to the January 14, 2000 sale of the capital stock of AMFM's Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc.

     AMFM recorded a gain on disposition of representation contracts of $16.2 million for the three months ended March 31, 2000 and $3.7 million for the first quarter of 1999 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     AMFM recorded an income tax benefit of $10.7 million for the three months ended March 31, 2000 compared with an income tax benefit of $30.1 million for the three months ended March 31, 1999 primarily due to an increase in non-deductible amortization for the first quarter of 2000.

     AMFM recorded a credit on exchange of preferred stock of subsidiary of $3.3 million during the three months ended March 31, 2000 related to the January 1, 2000 exchange of all of the outstanding shares of Capstar Partners' 12% Senior Exchangeable Preferred Stock for 12% Subordinated Exchange Debentures due 2009. The 12% Subordinated Exchange Debentures due 2009 were revalued at fair market value upon the exchange, and the $3.3 million is the excess of the carrying value of the preferred stock over the fair value of the subordinated debentures.

     During the first quarter of 2000, AMFM recorded equity in net loss of affiliates and minority interest of $24.4 million, which consisted of $24.6 million related to AMFM's investments accounted for using the equity method offset by $0.2 million related to the approximate 8.5% interest in AMFM Interactive, Inc. owned by third parties.

     During the first quarter of 2000, AMFM recorded an extraordinary charge of $6.1 million, net of a tax benefit of $3.3 million, consisting of the premiums paid in connection with the redemption of AMFM Operating's 9 3/8% Subordinated Exchange Debentures due 2004.

     Dividends on AMFM's preferred stock were $0.3 million for the three months ended March 31, 2000 and included dividends on AMFM's 7% Convertible Preferred Stock issued in September 1997. On January 19, 2000, preferred holders converted all 2,200,000 shares of 7% Convertible Preferred Stock into 6,078,995 shares of AMFM common stock. Dividends on AMFM's preferred stock were $6.4 million for the first quarter of 1999 and included dividends on AMFM's 7% Convertible Preferred Stock and AMFM's $3.00 Convertible Exchangeable Preferred Stock issued in June 1997. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

     As a result of the above factors, AMFM incurred a net loss attributable to common stockholders of $161.9 million for the three months ended March 31, 2000 compared to a $109.9 million net loss attributable to common stockholders for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     AMFM historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and AMFM anticipates that this will continue to be the case. Operating activities provided net cash of $189.6 million and $91.2 million for the three months ended March 31, 2000 and 1999, respectively. AMFM historically has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of AMFM's acquisition strategy.

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

  Financing Transactions

     Effective January 1, 2000, AMFM exchanged all of the outstanding shares of its 12% Senior Exchangeable Preferred Stock for $125.5 million in aggregate principal amount of its 12% Subordinated Exchange Debentures due 2009.

     On January 11, 2000, AMFM completed a change of control offer to purchase all of its outstanding 12 5/8% Senior Subordinated Exchange Debentures due 2006 at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. AMFM repurchased $1.2 million, or 0.9%, of the aggregate outstanding principal amount of the debentures for an aggregate repurchase cost of $1.3 million.

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

     On February 1, 2000, AMFM repurchased $5.0 million, or 1.8%, of the aggregate outstanding principal amount of its 12 3/4% Senior Discount Notes due 2009.

     On February 15, 2000, AMFM completed the redemption of all of its outstanding 9 3/8% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216.4 million, which included:

     - the principal amount of the notes of $200.0 million;

     - premiums on the repurchase of the notes of $9.4 million; and

     - accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $7.0 million.

     On April 28, 2000, AMFM commenced a tender offer to purchase all of its outstanding 10 1/2% Senior Subordinated Notes due 2007 at a purchase price equal to $1,096.50 per $1,000 principal amount tendered, plus accrued and unpaid interest. The principal balance as of April 30, 2000 was $100.0 million. Prior to the initiation of the offer, AMFM received the irrevocable consent of the holder of the majority in aggregate principal amount of the notes to certain amendments which will eliminate most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued.

  Outstanding Debt

     Senior Credit Facility. AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities were used to repay AMFM's previously existing senior credit facilities, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of AMFM Operating will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. Both the revolving loan facility and the term loan facility of AMFM Operating bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are fixed at .50% and 1.50%, respectively, until delivery of AMFM Operating's financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. The merger of AMFM and Clear Channel would constitute an event of default under AMFM Operating's senior credit facility and will require refinancing at the effective time of the merger. As of April 30, 2000, the total outstanding principal balance on the senior credit facility was $2.8 billion, including $0.2 billion under the revolving loan facility and $2.6 billion under the term loan facility.

     AMFM Operating 8% Senior Notes. AMFM Operating's 8% Senior Notes due 2008 are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under AMFM Operating's senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes due 2008. However, because the 8% Senior Notes due 2008 are unsecured, the 8% Senior Notes due 2008 are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of April 30, 2000, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% Senior Notes due 2008 are approximately $60.0 million per year.

     AMFM Operating Senior Subordinated Notes. AMFM Operating's 8 3/4% Senior Subordinated Notes due 2007, 10 1/2% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2007, 9 1/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2008 and 12 5/8% Senior Subordinated Exchange Debentures due 2006 (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Senior Subordinated Notes due

2007, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of April 30, 2000, the total outstanding principal balance on the Subordinated Notes was approximately $1.8 billion. Interest payment requirements on the Subordinated Notes are approximately $165.7 million per year, payable in semi-annual payments.

     Capstar Partners 12 3/4% Senior Discount Notes. Capstar Partners' 12 3/4% Senior Discount Notes due 2009 are senior unsecured obligations of Capstar Partners and rank equal to all other indebtedness of Capstar Partners not expressly subordinated to the 12 3/4% Senior Discount Notes due 2009. The
12 3/4% Senior Discount Notes due 2009 are carried at a discount from their aggregate principal amount at maturity of $273.4 million. The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of April 30, 2000, the carrying value was approximately $249.7 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.1 million semi-annually on February 1 and August 1 of each year until maturity.

     Capstar Partners 12% Subordinated Exchange Debentures. Capstar Partners' 12% Senior Subordinated Exchange Debentures due 2009 are unsecured obligations of Capstar Partners and subordinate in right of payment to Capstar Partners'
12 3/4% Senior Discount Notes due 2009 and any future senior indebtedness of Capstar Partners. As of April 30, 2000, the aggregate outstanding principal balance was approximately $125.5 million. Capstar Partners pays interest of approximately $7.5 million on the debentures semi-annually on January 1 and July 1 of each year.

     AMFM Operating's senior credit facility and the indentures governing AMFM Operating's 8% Senior Notes due 2008, the Subordinated Notes and Capstar Partners' 12 3/4% Senior Discount Notes due 2009 and 12% Subordinated Exchange Debentures due 2009 contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Partners and its subsidiaries, including AMFM Operating, to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. AMFM Operating is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of April 30, 2000, AMFM remains in compliance with these covenants.

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

  Principal Liquidity Requirements

     The principal liquidity requirements of AMFM (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise and subject to the terms of the Clear Channel merger agreement, to acquire additional radio stations or complementary broadcast-related businesses. AMFM believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under its senior credit facility, should be sufficient to permit AMFM to meet its obligations. As of April 30, 2000, AMFM had $397.4 million available under its senior credit facility, subject to financial covenants contained in the senior credit facility and the indentures that govern the indebtedness of AMFM.

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

     These risks, uncertainties and other factors include, but are not limited to: the restrictions imposed on AMFM by Clear Channel pending completion of the Clear Channel merger; the potential negative consequences of the substantial indebtedness of AMFM; the restrictions imposed on AMFM by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects of the recent volatility of internet related stocks; the potential adverse effects on station licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; and the control of AMFM by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, Accounting for Stock Issued to Employees. The provisions of this Interpretation will be effective July 1, 2000. If the Clear Channel merger is completed prior to July 1, 2000, the effective date of the Interpretation, AMFM would be required to record a significant non-cash charge related to certain amendments to AMFM's stock option plans that are expected to be implemented prior to the consummation of the merger. Due to the terms of certain options previously granted, AMFM will record a non-cash charge upon consummation of the merger regardless of the new Interpretation. The size of such charge is not presently determinable since it will be based on, among other things, the fair value of AMFM's common stock on the day of the merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

     AMFM's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. AMFM manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

     The following table presents descriptions of the financial instruments and derivative instruments that were held by AMFM at March 31, 2000 which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate. For the interest rate swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                          NINE MONTHS
                             ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              2000           2001           2002           2003           2004       THEREAFTER
                          ------------   ------------   ------------   ------------   ------------   ----------
                                                         (DOLLARS IN THOUSANDS)
Fixed rate debt
 (U.S. $)...............    $     --      $       --        $--            $--            $--        $2,980,888
 Average interest
   rate.................          --              --         --             --             --              8.82%
Variable rate debt
 (U.S. $)...............    $     --      $2,802,500        $--            $--            $--        $       --
 Average interest
   rate.................          --            8.48%        --             --             --                --
Interest rate swaps
 (variable to fixed):
 Notional amount........    $300,000      $  400,000        $--            $--            $--        $       --
 Unrecorded gain -- fair
   value................          --              --         --             --             --                --
 Average pay rate.......        5.89%           5.17%        --             --             --                --
 Average receive rate...        6.30%           6.99%        --             --             --                --


                            TOTAL      FAIR VALUE
                          ----------   ----------
                          (DOLLARS IN THOUSANDS)
Fixed rate debt
 (U.S. $)...............  $2,980,888   $2,967,785
 Average interest
   rate.................        8.82%
Variable rate debt
 (U.S. $)...............  $2,802,500   $2,802,500
 Average interest
   rate.................        8.48%
Interest rate swaps
 (variable to fixed):
 Notional amount........  $  700,000
 Unrecorded gain -- fair
   value................          --   $    9,734
 Average pay rate.......        5.48%
 Average receive rate...        6.70%

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository stockholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. At the time of the acquisition, there were approximately 5.8 million depositary shares outstanding. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of approximately $0.2 million. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

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

     On April 11, 2000 an action was commenced in New York Supreme Court, New York County, by Interep National Radio Sales, Inc. seeking $47.1 million in damages from Clear Channel Communications, Inc. Also named as a defendant is Katz Communications, Inc., an indirect wholly-owned subsidiary of AMFM. The complaint alleges, among other things, that Clear Channel wrongfully terminated a February 3, 1996 agreement between Clear Channel and Interep under which Interep agreed to act as Clear Channel's exclusive advertising representative by procuring advertising time on Clear Channel's radio stations and also under which Interep, Clear Channel and Katz executed certain "triparty agreements" in which Interep agreed to buy out the existing representation agreement of Clear Channel's then current representative, Katz, for $23.0 million. The complaint also alleges that Interep's representation agreement, by its terms, could not be terminated by Clear Channel until February 1, 2005 and that Clear Channel's November 30, 1999 termination of Interep constituted a breach of the representation agreement. The complaint alleges further that Clear Channel and Katz continue to demand that Interep make all buy out payments to Katz as set forth in the various triparty agreements. $5.2 million of the requested damages correspond to buyouts in excess of the pro rata amount attributable to the time Interep had the right to represent the bought out stations and $0.3 million of the requested damages correspond to a refund of a portion of a "signing bonus" paid by Interep to Clear Channel upon the execution of Interep's representation agreement. The complaint does not specify the basis for the remaining damages sought by Interep.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     AMFM held a special meeting of stockholders on April 26, 2000 in Dallas, Texas. At the special meeting, the stockholders of AMFM voted to approve and adopt the Agreement and Plan of Merger, dated as of October 2, 1999, among Clear Channel Communications, Inc., CCU Merger Sub, Inc. and AMFM Inc. as follows:

    FOR       AGAINST   ABSTENTIONS
-----------   -------   -----------
168,909,281   87,367      19,517

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           4.7.8(1)      -- Seventh Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of February 14, 1996,
                            governing the 9 3/8% Senior Subordinated Notes due 2004
                            of AMFM Operating Inc.
           4.8.6(1)      -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of June 24, 1997,
                            governing the 8 3/4% Senior Subordinated Notes due 2007
                            of AMFM Operating Inc.
           4.9.5(1)      -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of October 28, 1997,
                            governing the 10 1/2% Senior Subordinated Notes due 2007
                            of AMFM Operating Inc.
           4.10.4(1)     -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of December 22, 1997,
                            governing the 8 1/8% Senior Subordinated Notes due 2007
                            of AMFM Operating Inc.
           4.11.4(1)     -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of September 30, 1998,
                            governing the 9% Senior Subordinated Notes due 2008 of
                            AMFM Operating Inc.
           4.12.4(1)     -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of November 17, 1998,
                            governing the 8% Senior Subordinated Notes due 2008 of
                            AMFM Operating Inc.
          10.4.2*        -- First Amendment to Chancellor Holdings Corp. 1994
                            Director Stock Option Plan.
          10.5.2*        -- First Amendment to 1995 Stock Option Plan for executive officers and key employees of Evergreen Media
                            Corporation.
          10.6.2*        -- First Amendment to Chancellor Broadcasting Company 1996
                            Stock Award Plan.
          10.7.2*        -- First Amendment to Amended and Restated Chancellor Media
                            Corporation Stock Option Plan for Non-Employee Directors.
          10.7.3*        -- Second Amendment to Amended and Restated Chancellor Media
                            Corporation Stock Option Plan for Non-Employee Directors.
          10.8.3*        -- Second Amendment to Capstar Broadcasting Corporation 1998
                            Stock Option Plan.
          10.9.2*        -- First Amendment to Chancellor Media Corporation 1998
                            Stock Option Plan.
          10.9.3*        -- Second Amendment to Chancellor Media Corporation 1998
                            Stock Option Plan.
          10.10.3*       -- Second Amendment to AMFM Inc. 1999 Stock Option Plan.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.12.3(1)     -- Separation Agreement, dated as of February 16, 2000,
                            among AMFM Inc., AMFM Operating Inc. and James E. de
                            Castro.
          27.1*          -- Financial Data Schedule of AMFM Inc.

---------------

 *  Filed herewith.

(1) Incorporated by reference to Exhibits to AMFM Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K

     1. Current Report on Form 8-K (Items 5 and 7), dated January 1, 2000 and filed January 4, 2000, announcing the exchange of the 12% Senior Exchangeable Preferred Stock for 12% Subordinated Exchange Debentures due 2009.

     2. Current Report on Form 8-K (Items 5 and 7), dated January 6, 2000 and filed January 11, 2000, announcing the completion of the change of control offer to purchase for cash all of the outstanding 12 5/8% Senior Subordinated Exchange Debentures due 2006.

     3. Current Report on Form 8-K (Items 5 and 7), dated February 16, 2000 and filed February 17, 2000, as amended on February 18, 2000, announcing the retirement of James E. de Castro from his positions as Director and Vice-Chairman of AMFM Inc., President and Chief Executive Officer of AMFM Radio Group, and Chairman and Chief Executive Officer of AMFM Interactive, Inc.

     4. Current Report on Form 8-K/A (Item 7), dated July 1, 1999 and filed March 10, 2000 to provide historical financial statements for Capstar Broadcasting Corporation and Subsidiaries as of December 31, 1998 and June 30, 1999 and for the six months ended June 30, 1998 and 1999 and historical combined financial statement for KFYI-AM and KKFR-FM as of June 30, 1999 and for the six months ended June 30, 1998 and 1999.

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

                                            AMFM INC.

                                            By:   /s/ W. SCHUYLER HANSEN
                                              ----------------------------------
                                                      W. Schuyler Hansen
                                                  Senior Vice President and
                                                   Chief Accounting Officer

Date: May 11, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           4.7.8(1)      -- Seventh Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of February 14, 1996,
                            governing the 9 3/8% Senior Subordinated Notes due 2004
                            of AMFM Operating Inc.
           4.8.6(1)      -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of June 24, 1997,
                            governing the 8 3/4% Senior Subordinated Notes due 2007
                            of AMFM Operating Inc.
           4.9.5(1)      -- Fifth Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of October 28, 1997,
                            governing the 10 1/2% Senior Subordinated Notes due 2007
                            of AMFM Operating Inc.
           4.10.4(1)     -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of December 22, 1997,
                            governing the 8 1/8% Senior Subordinated Notes due 2007
                            of AMFM Operating Inc.
           4.11.4(1)     -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of September 30, 1998,
                            governing the 9% Senior Subordinated Notes due 2008 of
                            AMFM Operating Inc.
           4.12.4(1)     -- Third Supplemental Indenture, dated as of January 18,
                            2000, to the Indenture, dated as of November 17, 1998,
                            governing the 8% Senior Subordinated Notes due 2008 of
                            AMFM Operating Inc.
          10.4.2*        -- First Amendment to Chancellor Holdings Corp. 1994
                            Director Stock Option Plan.
          10.5.2*        -- First Amendment to 1995 Stock Option Plan for executive officers and key employees of Evergreen Media
                            Corporation.
          10.6.2*        -- First Amendment to Chancellor Broadcasting Company 1996
                            Stock Award Plan.
          10.7.2*        -- First Amendment to Amended and Restated Chancellor Media
                            Corporation Stock Option Plan for Non-Employee Directors.
          10.7.3*        -- Second Amendment to Amended and Restated Chancellor Media
                            Corporation Stock Option Plan for Non-Employee Directors.
          10.8.3*        -- Second Amendment to Capstar Broadcasting Corporation 1998
                            Stock Option Plan.
          10.9.2*        -- First Amendment to Chancellor Media Corporation 1998
                            Stock Option Plan.
          10.9.3*        -- Second Amendment to Chancellor Media Corporation 1998
                            Stock Option Plan.
          10.10.3*       -- Second Amendment to AMFM Inc. 1999 Stock Option Plan.
          10.12.3(1)     -- Separation Agreement, dated as of February 16, 2000,
                            among AMFM Inc., AMFM Operating Inc. and James E. de
                            Castro.
          27.1*          -- Financial Data Schedule of AMFM Inc.

---------------

 *  Filed herewith.

(1) Incorporated by reference to Exhibits to AMFM Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.