Form 10-Q
period 2000-06-30
AMFM INC
filed 2000-08-14
CIK 894972

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2000, 217,869,658 shares of common stock of AMFM Inc. were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................     3
         Condensed Consolidated Balance Sheets (unaudited)...........     3
         Condensed Consolidated Statements of Operations
         (unaudited).................................................     4
         Condensed Consolidated Statements of Cash Flows
         (unaudited).................................................     5
         Notes to Condensed Consolidated Financial Statements
         (unaudited).................................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and
         Results of Operations.......................................    13
Item 3.  Quantitative and Qualitative Disclosures About Market           22
         Risk........................................................

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    23
Item 4.  Submission of Matters to a Vote of Security Holders.........    24
Item 6.  Exhibits and Reports on Form 8-K............................    24
         Signature...................................................    25

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMFM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    59,277    $    76,900
  Accounts receivable, less allowance for doubtful accounts
     of $21,428 in 1999 and $27,000 in 2000.................      531,818        547,935
  Other current assets......................................       92,324         61,802
                                                              -----------    -----------
          Total current assets..............................      683,419        686,637
Property and equipment, net.................................      471,508        445,171
Intangible assets, net......................................   10,346,005      9,896,518
Investments in non-consolidated affiliates..................    1,103,442      1,058,154
Other assets, net...........................................      261,434        239,028
                                                              -----------    -----------
                                                              $12,865,808    $12,325,508
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   293,155    $   277,494
Long-term debt..............................................    5,890,217      5,742,027
Deferred tax liabilities....................................    1,707,023      1,628,643
Other liabilities...........................................       60,154         49,052
                                                              -----------    -----------
          Total liabilities.................................    7,950,549      7,697,216
                                                              -----------    -----------
Commitments and contingencies
Minority interest in consolidated subsidiary................        3,694          3,192
Redeemable senior exchangeable preferred stock of
  subsidiary, par value $.01 per share; 10,000,000 shares
  authorized in 1999; 1,254,616 shares issued and
  outstanding in 1999.......................................      151,982             --
Stockholders' equity:
  Preferred stock, $.01 par value. 2,200,000 shares of 7%
     convertible preferred stock authorized, issued and
     outstanding in 1999....................................      110,000             --
  Common stock, $.01 par value. 750,000,000 shares
     authorized; 210,158,922 shares and 217,600,324 shares
     issued and outstanding in 1999 and 2000,
     respectively...........................................        2,102          2,176
  Paid-in capital...........................................    5,115,785      5,308,725
  Accumulated deficit.......................................     (468,304)      (685,801)
                                                              -----------    -----------
          Total stockholders' equity........................    4,759,583      4,625,100
                                                              -----------    -----------
                                                              $12,865,808    $12,325,508
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  -------------------   ----------------------
                                                  JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                                    1999       2000       1999         2000
                                                  --------   --------   ---------   ----------
Gross revenues..................................  $490,720   $722,825   $ 884,843   $1,311,709
  Less agency commissions.......................    56,574     84,924     100,432      152,538
                                                  --------   --------   ---------   ----------
          Net revenues..........................   434,146    637,901     784,411    1,159,171
Operating expenses..............................   219,258    318,485     427,768      626,573
Depreciation and amortization...................   145,139    222,994     292,883      435,485
Corporate general and administrative............    12,798     14,010      30,612       29,312
Non-cash compensation...........................        --        957          --       35,835
Merger and non-recurring costs..................        --      7,831      28,979       18,946
                                                  --------   --------   ---------   ----------
  Operating income..............................    56,951     73,624       4,169       13,020
Interest expense, net...........................    87,719    119,032     172,111      242,677
Gain on disposition of assets...................   (12,488)    (8,285)    (12,406)     (31,104)
Gain on disposition of representation
  contracts.....................................    (5,168)      (772)     (8,853)     (16,989)
                                                  --------   --------   ---------   ----------
  Loss before income taxes......................   (13,112)   (36,351)   (146,683)    (181,564)
Income tax expense (benefit)....................     2,777     (9,767)    (27,349)     (20,516)
Credit on exchange of preferred stock of
  subsidiary....................................        --         --          --        3,310
                                                  --------   --------   ---------   ----------
  Loss before equity in net loss of affiliates
     and minority interest and extraordinary
     item.......................................   (15,889)   (26,584)   (119,334)    (157,738)
Equity in net loss of affiliates and minority
  interest......................................       200     22,717         200       47,089
                                                  --------   --------   ---------   ----------
  Loss before extraordinary item................   (16,089)   (49,301)   (119,534)    (204,827)
Extraordinary loss, net of income tax benefit...        --      6,255          --       12,349
                                                  --------   --------   ---------   ----------
          Net loss..............................   (16,089)   (55,556)   (119,534)    (217,176)
Preferred stock dividends.......................     6,418         --      12,835          321
                                                  --------   --------   ---------   ----------
  Net loss attributable to common
     stockholders...............................  $(22,507)  $(55,556)  $(132,369)  $ (217,497)
                                                  ========   ========   =========   ==========
Basic and diluted loss per common share:
  Before extraordinary item.....................  $  (0.16)  $  (0.23)  $   (0.93)  $    (0.95)
  Extraordinary item............................        --      (0.03)         --        (0.06)
                                                  --------   --------   ---------   ----------
          Net loss..............................  $  (0.16)  $  (0.26)  $   (0.93)  $    (1.01)
                                                  ========   ========   =========   ==========
Weighted average common shares outstanding......   143,334    217,111     142,349      216,113
                                                  ========   ========   =========   ==========

     See accompanying notes to condensed consolidated financial statements.

                           AMFM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                1999        2000
                                                              ---------   ---------
Net cash provided by operating activities...................  $  71,886   $ 246,942
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (364,608)     (5,255)
  Proceeds from sale of assets..............................     44,085     101,076
  Purchases of property and equipment.......................    (17,685)    (23,259)
  Construction of advertising structures....................    (16,687)         --
  Payments made for purchases of representation contracts...    (16,249)    (13,704)
  Payments received from sales of representation
     contracts..............................................     10,914       9,323
  Other.....................................................    (33,158)      6,063
                                                              ---------   ---------
          Net cash provided by (used by) investing
            activities......................................   (393,388)     74,244
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds of long-term debt................................    427,000     362,500
  Payments on long-term debt................................   (103,000)   (681,912)
  Net proceeds from issuance of equity instruments..........     20,466      25,302
  Dividends on preferred stock..............................    (12,835)     (9,453)
                                                              ---------   ---------
          Net cash provided by (used by) financing
            activities......................................    331,631    (303,563)
                                                              ---------   ---------
Increase in cash and cash equivalents.......................     10,129      17,623
Cash and cash equivalents at beginning of period............     12,256      59,277
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  22,385   $  76,900
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

     Loss per common share is based on the weighted average shares of common stock outstanding during the period. Weighted average shares excluded from the calculation that related to potentially dilutive securities amounted to approximately 23.5 million and 7.8 million for the three months ended June 30, 1999 and 2000, respectively, and 23.2 million and 8.7 million for the six months ended June 30, 1999 and 2000, respectively. Such shares have been excluded as their inclusion would have been antidilutive.

     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

2. CLEAR CHANNEL MERGER

     On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of the Company's common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. On April 26, 2000 and April 27, 2000, stockholders of both companies approved the merger. On July 20, 2000, the U.S. Department of Justice preliminarily cleared the merger after AMFM and Clear Channel agreed to divest approximately 100 stations in 27 markets and also to dispose of AMFM's approximate 30% equity interest in Lamar Advertising Company ("Lamar"). AMFM and Clear Channel are currently negotiating a consent decree with the U.S. Department of Justice documenting the agreement reached. To date, AMFM and Clear Channel have signed definitive agreements to sell approximately 100 radio stations for aggregate proceeds of approximately $4.2 billion. Of these stations, 58 are owned and operated by AMFM. As the transaction is currently structured, a further seven stations currently owned by AMFM will be put into trust until the eventual sale of these stations can be approved by the various regulatory agencies. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining final regulatory approvals and other closing conditions. It is expected that the merger will be consummated during the third quarter of 2000. The accompanying financial statements do not include any adjustments related to the merger and divestitures.

                           AMFM INC. AND SUBSIDIARIES

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

     On June 30, 2000, the Company sold radio station KSKY-AM in Dallas in exchange for radio station KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7,500 in cash from Bison Media, Inc. and recorded a preliminary pre-tax gain of approximately $8,300.

     The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

     A summary of the net assets acquired in the six-month period ended June 30, 2000 follows:

                                                            SIX MONTHS
                                                              ENDED
                                                             JUNE 30,
                                                               2000
                                                            ----------
Property and equipment...................................    $   808
Intangible assets........................................      9,947
                                                             -------
          Total net assets acquired......................     10,755
Less:
  Assets transferred in exchange.........................      5,500
                                                             -------
          Cash paid for acquisitions.....................    $ 5,255
                                                             =======

     The unaudited pro forma condensed consolidated results of operations data for the six months ended June 30, 1999 and 2000, as if the acquisitions and dispositions through June 30, 2000 occurred at January 1, 1999, follow:

                                                          SIX MONTHS ENDED
                                                        ---------------------
                                                        JUNE 30,    JUNE 30,
                                                          1999        2000
                                                        --------   ----------
Net revenues..........................................  $966,174   $1,158,631
Loss before extraordinary item........................  (281,632)    (203,838)
Net loss..............................................  (281,632)    (216,187)
Basic and diluted loss per common share -- before
  extraordinary item..................................     (1.50)       (0.94)
Basic and diluted loss per common share...............     (1.50)       (1.00)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

                           AMFM INC. AND SUBSIDIARIES

  (b) Pending Transaction

     On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the Cox exchange will be consummated during the third quarter of 2000.

4. PREFERRED STOCK CONVERSIONS AND REDEMPTIONS OF DEBT

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

     On June 2, 2000, the Company completed a cash tender offer to acquire its outstanding 10 1/2% Senior Subordinated Notes due 2007. Prior to the initiation of the tender offer, the Company received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Approximately $99,400 in aggregate principal amount of the notes, representing 99.4% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of approximately $112,995, which included the principal amount of the notes of $99,400, premiums on the repurchase of the notes of $9,592, accrued and unpaid interest on the notes from January 16, 2000 through June 1, 2000 of $3,972 and other transaction costs of $31. An extraordinary change of $6,255 (net of a tax benefit of $3,368) was recorded in connection with the redemption. On June 29, 2000, the Company purchased an additional $100 principal amount of the 10 1/2% Senior Subordinated Notes due 2007 for an aggregate purchase price of approximately $114.

5. CONTINGENCIES

     On July 24, 1998, in connection with Capstar Broadcasting Corporation's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depositary shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle

                           AMFM INC. AND SUBSIDIARIES

County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depositary stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On April 30, 1999, the acquisition of Triathlon closed. On May 26, 2000, the parties signed a Stipulation Settlement that provided for a proposed settlement of the lawsuit. That proposed settlement is subject to court approval. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. At the time of the acquisition, there were approximately 5.8 million depositary shares outstanding. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150. On July 11, 2000, the court preliminarily approved the proposed settlement. The court has set a fairness hearing for the proposed settlement for August 29, 2000. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

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

     On April 11, 2000, an action was commenced in New York Supreme Court, New York County, by Interep National Radio Sales, Inc. seeking $47,118 in damages, plus interest, from Clear Channel Communications, Inc. and $19,691 in damages, plus interest, from Katz Communications, Inc., a co-defendant and an indirect wholly-owned subsidiary of the Company. The complaint alleges, among other things, that Clear Channel wrongfully terminated a February 3, 1996 agreement between Clear Channel and Interep under which Interep agreed to act as Clear Channel's exclusive advertising representative by procuring advertising time on Clear Channel's radio stations and also under which Interep, Clear Channel and Katz executed certain "triparty agreements" in which Interep agreed to buy out the existing representation agreement of Clear Channel's then current representative, Katz, for $23,000. The complaint also alleges that Interep's representation agreement, by its terms, could not be terminated by Clear Channel until February 1, 2005 and that Clear Channel's November 30, 1999 termination of Interep constituted a breach of the representation agreement. The complaint alleges further that Clear Channel and Katz continue to demand that Interep make all buy out payments to Katz as set forth in the various triparty agreements. $5,188 of the requested damages correspond to buyouts in excess of the pro rata amount attributable to the time Interep had the right to represent the bought out stations and $280 of the requested damages correspond to a refund of a portion of a "signing bonus" paid by Interep to Clear Channel upon the execution of Interep's representation agreement. The complaint does not specify the basis for the remaining damages sought by Interep. Although this matter is in the early stages of litigation, Katz has pending before the Court a motion to dismiss entirely all the claims asserted by Interep against it.

     On July 13, 2000, a lawsuit was filed in the Supreme Court of the State of New York, County of Westchester by plaintiff Charles E. Armstrong against AMFM Inc. and AMFM Interactive, Inc. The complaint alleges that AMFM Inc. and AMFM Interactive, Inc. breached an alleged employment agreement and also an alleged agreement to issue stock options to the plaintiff. The plaintiff seeks a declaration regarding his rights and obligations under the alleged employment agreement and compensatory and punitive damages

                           AMFM INC. AND SUBSIDIARIES
in excess of $50,000. AMFM Inc. and AMFM Interactive, Inc. deny the existence of any employment agreement, and also deny that they have breached any agreement to issue stock options to Mr. Armstrong. AMFM Inc. and AMFM Interactive, Inc. are vigorously defending the action.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

6. NON-CASH COMPENSATION

     The Company recorded non-cash compensation of $35,835 during the six months ended June 30, 2000 primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's market strategy.

7. MERGER AND NON-RECURRING COSTS

     Merger and non-recurring costs consist of the following:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   1999       2000       1999       2000
                                                 --------   --------   --------   --------
Severance(a)..................................   $    --     $  914    $12,196    $ 9,313
Merger and other(b)...........................        --      6,917     16,783      9,633
                                                 -------     ------    -------    -------
                                                 $    --     $7,831    $28,979    $18,946
                                                 =======     ======    =======    =======

---------------

(a) 1999
    ----
    On March 15, 1999, the Company announced an executive realignment and recorded a charge of $12,196 for executive severance and other costs.

    2000
    ----
    On February 16, 2000, the Company announced the retirement of James E. de Castro as Vice-Chairman of AMFM Inc., President and Chief Executive Officer of AMFM Radio Group and Chairman and Chief Executive Officer of AMFM Interactive, Inc., effective February 18, 2000. In connection with Mr. de Castro's retirement, the Company recorded a charge of $5,340 for severance costs.

    In 1999, the Company announced its market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. During the three months and six months ended June 30, 2000, the Company incurred costs of $914 and $3,973, respectively, of which $603 and $3,240 related to personnel costs. At June 30, 2000, $7,294 of the total costs incurred to date were accrued and are expected to be paid during the remainder of 2000.

(b) 1999
    ----
    Effective March 15, 1999, the Company and LIN Television Corporation ("LIN") agreed to terminate the LIN merger agreement. The Company subsequently assigned to LIN its contract to acquire Petry Media Corporation ("Petry"). The Company recorded a charge of $16,783 to write off transaction costs incurred in connection with the LIN merger agreement and Petry transaction.

    2000
    ----
    During the three months and six months ended June 30, 2000, the Company incurred costs of $5,141 and $6,804, respectively, related to the Clear Channel merger, developmental costs of $1,044 and $2,097, respectively, related to the Galaxy(TM) system, AMFM's proprietary traffic system, and other non-recurring charges of $732.

                           AMFM INC. AND SUBSIDIARIES

8. SEGMENT DATA

     During the six months ended June 30, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Separate financial data for each of the Company's operating segments is provided below. The Company evaluates the performance of its segments based on the following:

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                           -------------------   ---------------------
                                           JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                                             1999       2000       1999        2000
                                           --------   --------   --------   ----------
AMFM Radio Group -- radio broadcasting:
  Net revenues...........................  $334,406   $589,105   $596,185   $1,069,811
  Operating expenses.....................   162,861    290,865    316,982      570,527
  Depreciation and amortization..........   101,419    202,837    206,101      395,164
  Merger and non-recurring costs.........        --        794         --        9,181
  Operating income.......................    66,031     92,167     65,733       89,425
AMFM New Media Group -- media
  representation:
  Net revenues...........................    48,841     59,976     88,536      109,760
  Operating expenses.....................    32,503     38,800     63,251       76,446
  Depreciation and amortization..........     7,685     14,025     15,468       28,157
  Merger and non-recurring costs.........        --      1,044         --        2,097
  Operating income (loss)................     7,135      3,395      6,791       (2,480)
Chancellor Outdoor Group -- outdoor
  advertising:
  Net revenues...........................    57,288         --    110,889           --
  Operating expenses.....................    30,283         --     58,734           --
  Depreciation and amortization..........    32,131         --     63,527           --
  Merger and non-recurring costs.........        --         --         --           --
  Operating loss.........................    (8,185)        --    (17,256)          --

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

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   1999       2000       1999       2000
                                                 --------   --------   --------   --------
Intersegment net revenues......................   $6,389    $11,180    $11,199    $20,400
Intersegment operating expenses................    6,389     11,180     11,199     20,400
Unallocated depreciation and amortization......    3,904      6,132      7,787     12,164
Unallocated corporate general and
  administrative expenses......................    4,126      8,856     14,333     18,258
Unallocated non-cash compensation..............       --        957         --     35,835
Unallocated merger and non-recurring costs.....       --      5,993     28,979      7,668

                           AMFM INC. AND SUBSIDIARIES

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, Accounting for Stock Issued to Employees. The provisions of this Interpretation became effective July 1, 2000. Due to the terms of certain options previously granted, the Company will record a non-cash charge upon consummation of the Clear Channel merger regardless of the new Interpretation. The size of such charge is not presently determinable since it will be based on, among other things, the fair value of AMFM's common stock on the day of the merger. On July 5, 2000, the Company amended its stock option plans to provide that all unvested options will accelerate and vest for employees terminated as a result of the pending AMFM/Clear Channel merger. Further, those employees will have the remainder of the term of the option to exercise. As a result of the Interpretation, the amendments have no accounting impact until an event of termination occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AMFM Inc. together with its subsidiaries ("AMFM") is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, AMFM owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States, which AMFM has agreed with the U.S. Department of Justice to dispose of after the merger with Clear Channel. As of June 30, 2000, AMFM owned and operated, programmed or sold air time for 442 radio stations (319 FM and 123 AM) in 100 markets in the United States, including nine radio stations programmed under time brokerage or joint sales agreements. AMFM also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from AMFM's portfolio of stations) and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for AMFM's portfolio of stations.

     See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on AMFM's operating segments as of June 30, 2000.

     AMFM's results of operations for the three months and six months ended June 30, 2000 are not comparable to the results of operations for the three months and six months ended June 30, 1999 due to the impact of AMFM's various acquisitions and dispositions. AMFM completed the following transactions from July 1, 1999 through June 30, 2000:

     - the July 13, 1999 merger with Capstar Broadcasting Corporation ("Capstar Broadcasting"), which at consummation of the merger operated 338 radio stations (239 FM and 99 AM);

     - the disposition of AMFM's entire outdoor advertising business to Lamar on September 15, 1999;

     - the acquisition of eight radio stations (seven FM and one AM) for approximately $115.5 million in cash;

     - the disposition of 13 radio stations (ten FM and three AM) for approximately $95.1 million in cash; and

     - the disposition of one AM radio station in exchange for one FM radio station and approximately $7.5 million in cash.

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

CLEAR CHANNEL MERGER

     On October 2, 1999, AMFM and Clear Channel agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays and television stations and a growing presence in the Internet and media representation business. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. On April 26, 2000 and April 27, 2000, stockholders of AMFM and Clear Channel approved the merger. On July 20, 2000, the U.S. Department of Justice preliminarily cleared the merger after AMFM and Clear Channel agreed to divest approximately 100 stations in 27 markets and also to dispose of AMFM's approximate 30% equity interest in Lamar. AMFM and Clear Channel are currently negotiating a consent decree with the U.S. Department of Justice documenting the agreement reached. To date, AMFM and Clear Channel have signed definitive agreements to sell approximately 100 radio stations for aggregate proceeds of approximately $4.2 billion. Of these stations, 58 are owned and operated by AMFM. As the transaction is currently structured, a further seven stations currently owned by AMFM will be put into trust until the eventual sale of these stations can be approved by the various regulatory agencies. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining final regulatory approvals and other closing conditions. It is expected that the merger will be consummated during the third quarter of 2000. AMFM cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within AMFM's control. The accompanying financial statements do not include any adjustments related to the merger and divestitures.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

     AMFM Radio Group net revenues for the three months ended June 30, 2000 increased 76.2% to $589.1 million compared to $334.4 million for the three months ended June 30, 1999. AMFM Radio Group operating expenses for the three months ended June 30, 2000 increased 78.6% to $290.9 million compared to $162.9 million for the second quarter of 1999. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein. Additional factors contributing to the increase included higher revenues from dot-com clients and the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999. On a pro forma basis for all stations owned and operated as of June 30, 2000, net revenues increased 18.2% during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and pro forma net operating expenses increased 10.5%.

     AMFM New Media Group net revenues for the three months ended June 30, 2000 increased 22.8% to $60.0 million compared to $48.8 million for the three months ended June 30, 1999. AMFM New Media Group operating expenses for the three months ended June 30, 2000 increased 19.4% to $38.8 million compared to $32.5 million for the second quarter of 1999. This increase is primarily attributable to Katz, which experienced an increase in net revenues for the three months ended June 30, 2000 of 17.3% to $57.3 million compared to $48.8 million for the second quarter of 1999 due to a growth in new business and an overall growth in both radio and television advertising spending. Additionally, Prophet Systems, which was acquired in 1999 in conjunction with the Capstar merger and provides the hardware necessary for the utilization of StarSystem(TM), generated $2.7 million in revenues during the second quarter of 2000 from the sale of hardware to third parties.

     AMFM's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, AMFM completed the sale of its outdoor advertising business to Lamar. AMFM's outdoor advertising business had net revenues of $57.3 million and operating expenses of $30.3 million for the three months ended June 30, 1999.

     Depreciation and amortization for the three months ended June 30, 2000 increased 53.6% to $223.0 million compared to $145.1 million for the second quarter of 1999. The increase is due to the impact of the acquisitions completed during 1999 and through June 30, 2000.

     Corporate general and administrative expenses for the three months ended June 30, 2000 increased 9.5% to $14.0 million compared to $12.8 million for the second quarter of 1999 primarily due to increases in properties and staff related to acquisitions.

     During the three months ended June 30, 2000, AMFM recorded merger and non-recurring costs of $0.9 million related to the costs to terminate employees and close certain facilities in connection with the implementation of AMFM's market strategy, $5.1 million related to the Clear Channel merger, and other costs of $1.8 million including developmental costs associated with the Galaxy(TM) system, AMFM's proprietary traffic system.

     As a result of the above factors, AMFM realized operating income of $73.6 million for the three months ended June 30, 2000 compared to operating income of $57.0 million for the second quarter of 1999.

     Net interest expense for the three months ended June 30, 2000 increased 35.7% to $119.0 million compared to $87.7 million for the same period in 1999. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by cash proceeds of approximately $720.0 million received upon the sale of AMFM's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein; (ii) additional debt recorded in connection with the Capstar merger on July 13, 1999; (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of AMFM Operating for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999; and (iv) the exchange of the 12% Senior Exchangeable Preferred Stock of Capstar Partners for 12% Subordinated Exchange Debentures due 2009 effective on January 1, 2000 .

     The gain on disposition of assets of $8.3 million for the three months ended June 30, 2000 related primarily to the exchange of KSKY-AM in Dallas for KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7.5 million in cash from Bison Media, Inc. on June 30, 2000. The gain on disposition of assets of $12.5 million for the three months ended June 30, 1999 related primarily to the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999.

     AMFM recorded a gain on disposition of representation contracts of $0.8 million for the three months ended June 30, 2000 and $5.2 million for the second quarter of 1999 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     AMFM recorded an income tax benefit of $9.8 million for the three months ended June 30, 2000 compared with income tax expense of $2.8 million for the three months ended June 30, 1999 primarily due to an increase in AMFM's pre-tax loss for the second quarter of 2000.

     AMFM recorded equity in net loss of affiliates and minority interest of $22.7 million and $0.2 million for the three months ended June 30, 2000 and 1999, respectively, which consisted of $23.0 million for 2000 and $0.2 million for 1999 related to AMFM's investments accounted for using the equity method offset by $0.3 million in 2000 related to the approximate 8.5% interest in AMFM Interactive, Inc. owned by third parties.

     During the second quarter of 2000, AMFM recorded an extraordinary charge of $6.3 million, net of a tax benefit of $3.4 million, consisting of the premiums paid in connection with the redemption of AMFM Operating's 10 1/2% Senior Subordinated Notes due 2007.

     For the three months ended June 30, 1999, dividends on AMFM's preferred stock were $6.4 million and included dividends on AMFM's 7% Convertible Preferred Stock and AMFM's $3.00 Convertible Exchangeable Preferred Stock issued in June 1997. On January 19, 2000, preferred holders converted all 2,200,000 shares of 7% Convertible Preferred Stock into 6,078,995 shares of AMFM common stock. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into

11,979,800 shares of AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

     As a result of the above factors, AMFM incurred a net loss attributable to common stockholders of $55.6 million for the three months ended June 30, 2000 compared to a $22.5 million net loss attributable to common stockholders for the three months ended June 30, 1999.

  Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

     AMFM Radio Group net revenues for the six months ended June 30, 2000 increased 79.4% to $1.1 billion compared to $0.6 billion for the six months ended June 30, 1999. AMFM Radio Group operating expenses for the six months ended June 30, 2000 increased 80.0% to $570.5 million compared to $317.0 million for the six months ended June 30, 1999. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein. Additional factors contributing to the increase included higher revenues from dot-com clients and the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999. On a pro forma basis for all stations owned and operated as of June 30, 2000, net revenues increased 20.2% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 and pro forma net operating expenses increased 11.9%.

     AMFM New Media Group net revenues for the six months ended June 30, 2000 increased 24.0% to $109.8 million compared to $88.5 million for the six months ended June 30, 1999. AMFM New Media Group operating expenses for the six months ended June 30, 2000 increased 20.9% to $76.4 million compared to $63.3 million for the first six months of 1999. This increase is primarily attributable to Katz, which experienced an increase in net revenues for the six months ended June 30, 2000 of 17.5% to $104.0 million compared to $88.5 million for the six months ended June 30, 1999 due to a growth in new business and an overall growth in both radio and television advertising spending. Additionally, Prophet Systems, which was acquired in 1999 in conjunction with the Capstar merger and provides the hardware necessary for the utilization of StarSystem(TM), generated $5.8 million in revenues during the six months ended June 30, 2000 from the sale of hardware to third parties.

     AMFM's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, AMFM completed the sale of its outdoor advertising business to Lamar. AMFM's outdoor advertising business had net revenues of $110.9 million and operating expenses of $58.7 million for the six months ended June 30, 1999.

     Depreciation and amortization for the six months ended June 30, 2000 increased 48.7% to $435.5 million compared to $292.9 million for the six months ended June 30, 1999. The increase is due to the impact of the acquisitions completed during 1999 and through June 30, 2000.

     Corporate general and administrative expenses for the six months ended June 30, 2000 decreased 4.2% to $29.3 million compared to $30.6 million for the six months ended June 30, 1999 primarily due to a reduction in personnel.

     The non-cash compensation expense of $35.8 million for the six months ended June 30, 2000 is primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of AMFM's market strategy.

     During the six months ended June 30, 2000, AMFM recorded merger and non-recurring costs of $5.3 million related to severance costs in connection with the retirement of James E. de Castro, $4.0 million related to the costs to terminate employees and close certain facilities in connection with the implementation of AMFM's market strategy, $6.8 million related to the Clear Channel merger, and other costs of $2.8 million including developmental costs associated with the Galaxy(TM) system, AMFM's proprietary traffic system. The merger and non-recurring costs of $29.0 million for the six months ended June 30, 1999 million related to the write-off of LIN Television Corporation and Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment.

     As a result of the above factors, AMFM realized operating income of $13.0 million for the six months ended June 30, 2000 compared to operating income of $4.2 million for the six months ended June 30, 1999.

     Net interest expense for the six months ended June 30, 2000 increased 41.0% to $242.7 million compared to $172.1 million for the same period in 1999. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by cash proceeds of approximately $720.0 million received upon the sale of AMFM's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein; (ii) additional debt recorded in connection with the Capstar merger on July 13, 1999; (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of AMFM Operating for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999; and (iv) the exchange of the 12% Senior Exchangeable Preferred Stock of Capstar Partners for 12% Subordinated Exchange Debentures due 2009 effective on January 1, 2000 .

     The gain on disposition of assets of $31.1 million for the six months ended June 30, 2000 primarily related to the January 14, 2000 sale of the capital stock of AMFM's Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. and the June 30, 2000 exchange of KSKY-AM in Dallas for KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7.5 million in cash from Bison Media, Inc. The gain on disposition of assets of $12.4 million for the six months ended June 30, 1999 related primarily to the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999.

     AMFM recorded a gain on disposition of representation contracts of $17.0 million for the six months ended June 30, 2000 and $8.9 million for the six months ended June 30, 1999 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     AMFM recorded an income tax benefit of $20.5 million for the six months ended June 30, 2000 compared with an income tax benefit of $27.3 million for the six months ended June 30, 1999 primarily due to a higher proportion of non-deductible amortization in 2000 relative to AMFM's taxable loss.

     AMFM recorded a credit on exchange of preferred stock of subsidiary of $3.3 million during the six months ended June 30, 2000 related to the January 1, 2000 exchange of all of the outstanding shares of Capstar Partners' 12% Senior Exchangeable Preferred Stock for 12% Subordinated Exchange Debentures due 2009. The 12% Subordinated Exchange Debentures due 2009 were revalued at fair market value upon the exchange, and the $3.3 million is the excess of the carrying value of the preferred stock over the fair value of the subordinated debentures.

     AMFM recorded equity in net loss of affiliates and minority interest of $47.1 million and $0.2 million for the six months ended June 30, 2000 and 1999, respectively, which consisted of $47.6 million for 2000 and $0.2 million for 1999 related to AMFM's investments accounted for using the equity method offset by $0.5 million in 2000 related to the approximate 8.5% interest in AMFM Interactive, Inc. owned by third parties.

     During the six months ended June 30, 2000, AMFM recorded an extraordinary charge of $12.3 million, net of a tax benefit of $6.6 million, consisting of the premiums paid in connection with the redemption of AMFM Operating's 9 3/8% Subordinated Exchange Debentures due 2004 and 10 1/2% Senior Subordinated Notes due 2007.

     Dividends on AMFM's preferred stock were $0.3 million for the six months ended June 30, 2000 and included dividends on AMFM's 7% Convertible Preferred Stock issued in September 1997. On January 19, 2000, preferred holders converted all 2,200,000 shares of 7% Convertible Preferred Stock into 6,078,995 shares of AMFM common stock. Dividends on AMFM's preferred stock were $12.8 million for the six months ended June 30, 1999 and included dividends on AMFM's 7% Convertible Preferred Stock and AMFM's $3.00 Convertible Exchangeable Preferred Stock issued in June 1997. On August 24, 1999, preferred holders converted 5,989,900 shares of $3.00 Convertible Exchangeable Preferred Stock into 11,979,800 shares of

AMFM common stock, and AMFM redeemed the remaining 100 shares of $3.00 Convertible Exchangeable Preferred Stock for $5,298 in the aggregate.

     As a result of the above factors, AMFM incurred a net loss attributable to common stock of $217.5 million for the six months ended June 30, 2000 compared to a $132.4 million net loss attributable to common stock for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     AMFM historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and AMFM anticipates that this will continue to be the case. Operating activities provided net cash of $246.9 million and $71.9 million for the six months ended June 30, 2000 and 1999, respectively. AMFM historically has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of AMFM's acquisition strategy.

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

     On June 2, 2000, AMFM completed a cash tender offer to acquire all of its outstanding 10 1/2% Senior Subordinated Notes due 2007 at a purchase price equal to $1,096.50 per $1,000 principal amount tendered, plus accrued and unpaid interest. Prior to the initiation of the tender offer, AMFM received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Approximately $99.4 million in aggregate principal amount of the notes, representing 99.4% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of approximately $113.0 million which included:

     - the principal amount of the notes of $99.4 million;

     - premiums on the repurchase of the notes of $9.6 million; and

     - accrued and unpaid interest on the notes from January 16, 2000 through June 1, 2000 of $4.0 million.

  Outstanding Debt

     Senior Credit Facility. AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities were used to repay AMFM's previously existing senior credit facilities, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of AMFM Operating will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. Both the revolving loan facility and the term loan facility of AMFM Operating bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are capped at .50% and 1.50%, respectively, so long as the Clear Channel merger agreement has not been terminated. The merger of AMFM and Clear Channel will constitute an event of default under AMFM Operating's senior credit facility and will require refinancing at the effective time of the merger. As of July 31, 2000, the total outstanding principal balance on the senior credit facility was $2.8 billion, including $0.2 billion under the revolving loan facility and $2.6 billion under the term loan facility.

     AMFM Operating 8% Senior Notes. AMFM Operating's 8% Senior Notes due 2008 are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under AMFM Operating's senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes due 2008. However, because the 8% Senior Notes due 2008 are unsecured, the 8% Senior Notes due 2008 are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of July 31, 2000, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% Senior Notes due 2008 are approximately $60.0 million per year.

     AMFM Operating Senior Subordinated Notes. AMFM Operating's 8 3/4% Senior Subordinated Notes due 2007, 10 1/2% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2007, 9 1/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2008, 10 3/4% Senior Subordinated Notes due 2006 and 12 5/8% Senior Subordinated Exchange Debentures due 2006 (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Senior Subordinated Notes due 2007, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of July 31, 2000, the total outstanding principal balance on the Subordinated Notes was approximately $1.7 billion. Interest payment requirements on the Subordinated Notes are approximately $155.2 million per year, payable in semi-annual payments.

     Capstar Partners 12 3/4% Senior Discount Notes. Capstar Partners' 12 3/4% Senior Discount Notes due 2009 are senior unsecured obligations of Capstar Partners and rank equal to all other indebtedness of Capstar Partners not expressly subordinated to the 12 3/4% Senior Discount Notes due 2009. The
12 3/4% Senior Discount Notes due 2009 are carried at a discount from their aggregate principal amount at maturity of $268.4 million.

The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of July 31, 2000, the carrying value was approximately $256.3 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.1 million semi-annually on February 1 and August 1 of each year until maturity.

     Capstar Partners 12% Subordinated Exchange Debentures. Capstar Partners' 12% Senior Subordinated Exchange Debentures due 2009 are unsecured obligations of Capstar Partners and subordinate in right of payment to Capstar Partners'
12 3/4% Senior Discount Notes due 2009 and any future senior indebtedness of Capstar Partners. As of July 31, 2000, the aggregate outstanding principal balance was approximately $125.5 million. Capstar Partners pays interest of approximately $7.5 million on the debentures semi-annually on January 1 and July 1 of each year.

     AMFM Operating's senior credit facility and the indentures governing AMFM Operating's 8% Senior Notes due 2008, the Subordinated Notes and Capstar Partners' 12 3/4% Senior Discount Notes due 2009 and 12% Subordinated Exchange Debentures due 2009 contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Partners and its subsidiaries, including AMFM Operating, to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. AMFM Operating is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of July 31, 2000, AMFM remains in compliance with these covenants.

  Pending Transaction

     On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations, including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the exchange will be consummated in the third quarter of 2000.

     Consummation of the transaction discussed above is subject to various conditions, including approval from the Federal Communications Commission, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the HSR Act or any approval required by the DOJ pursuant to a consent decree. AMFM believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

  Principal Liquidity Requirements

     The principal liquidity requirements of AMFM (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise and subject to the terms of the Clear Channel merger agreement, to acquire additional radio stations or complementary broadcast-related businesses. AMFM believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under its senior credit facility, should be sufficient to permit AMFM to meet its obligations. As of July 31, 2000, AMFM had $369.9 million available under its senior credit facility, subject to financial covenants contained in the senior credit facility and the indentures that govern the indebtedness of AMFM.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, Accounting for Stock Issued to Employees. The provisions of this Interpretation became effective July 1, 2000. Due to the terms of certain options previously granted, AMFM will record a non-cash charge upon consummation of the Clear Channel merger regardless of the new Interpretation. The size of such charge is not presently determinable since it will be based on, among other things, the fair value of AMFM's common stock on the day of the merger. On July 5, 2000, the Company amended its stock option plans to provide that all unvested options will accelerate and vest for employees terminated as a result of the pending AMFM/Clear Channel merger. Further, those employees will have the remainder of the term of the option to exercise. As a result of the Interpretation, the amendments have no accounting impact until an event of termination occurs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

     AMFM's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. AMFM manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

     The following table presents descriptions of the financial instruments and derivative instruments that were held by AMFM at June 30, 2000, which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate. For the interest rate swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                            SIX MONTHS
                              ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                               2000           2001           2002           2003           2004       THEREAFTER
                           ------------   ------------   ------------   ------------   ------------   ----------
                                                          (DOLLARS IN THOUSANDS)
Fixed rate debt
  (U.S. $)...............    $     --      $       --        $ --           $ --           $ --       $2,887,027
  Average interest
    rate.................          --              --          --             --             --             8.77%
Variable rate debt
  (U.S. $)...............    $     --      $2,855,000        $ --           $ --           $ --       $       --
  Average interest
    rate.................          --            8.42%         --             --             --               --
Interest rate swaps
  (variable to fixed):
  Notional amount........    $100,000      $  400,000        $ --           $ --           $ --       $       --
  Unrecorded gain -- fair
    value................          --              --          --             --             --               --
  Average pay rate.......        5.83%           5.17%         --             --             --               --
  Average receive rate...        6.92%           7.14%         --             --             --               --


                             TOTAL      FAIR VALUE
                           ----------   ----------
                           (DOLLARS IN THOUSANDS)
Fixed rate debt
  (U.S. $)...............  $2,887,027   $2,918,946
  Average interest
    rate.................        8.77%
Variable rate debt
  (U.S. $)...............  $2,855,000   $2,855,000
  Average interest
    rate.................        8.42%
Interest rate swaps
  (variable to fixed):
  Notional amount........  $  500,000
  Unrecorded gain -- fair
    value................          --   $    8,793
  Average pay rate.......        5.30%
  Average receive rate...        7.09%

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 24, 1998, in connection with Capstar Broadcasting Corporation's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depositary shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depositary stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On April 30, 1999, the acquisition of Triathlon closed. On May 26, 2000, the parties signed a Stipulation Settlement that provided for a proposed settlement of the lawsuit. That proposed settlement is subject to court approval. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. At the time of the acquisition, there were approximately 5.8 million depositary shares outstanding. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $0.2 million. On July 11, 2000, the court preliminarily approved the proposed settlement. The court has set a fairness hearing for the proposed settlement for August 29, 2000. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

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

     On April 11, 2000 an action was commenced in New York Supreme Court, New York County, by Interep National Radio Sales, Inc. seeking $47.1 million in damages, plus interest, from Clear Channel Communications, Inc. and $19.7 million in damages, plus interest, from Katz Communications, Inc., a co-defendant and an indirect wholly-owned subsidiary of AMFM. The complaint alleges, among other things, that Clear Channel wrongfully terminated a February 3, 1996 agreement between Clear Channel and Interep under which Interep agreed to act as Clear Channel's exclusive advertising representative by procuring advertising time on Clear Channel's radio stations and also under which Interep, Clear Channel and Katz executed certain "triparty agreements" in which Interep agreed to buy out the existing representation agreement of Clear Channel's then current representative, Katz, for $23.0 million. The complaint also alleges that Interep's representation agreement, by its terms, could not be terminated by Clear Channel until February 1, 2005 and that Clear Channel's November 30, 1999 termination of Interep constituted a breach of the representation agreement. The complaint alleges further that Clear Channel and Katz continue to demand that Interep make all buy out payments to Katz as set forth in the various triparty agreements. $5.2 million of the requested damages correspond to buyouts in excess of the pro rata amount attributable to the time Interep had the right to represent the bought out stations and $0.3 million of the requested damages correspond to a refund of a portion of a "signing bonus" paid by Interep to Clear Channel upon the execution of Interep's representation agreement. The complaint does not specify the basis for the remaining damages sought by Interep. Although this matter is in the early stages of litigation, Katz has pending before the Court a motion to dismiss entirely all the claims asserted by Interep against it.

     On July 13, 2000, a lawsuit was filed in the Supreme Court of the State of New York, County of Westchester by plaintiff Charles E. Armstrong against AMFM Inc. and AMFM Interactive, Inc. The complaint alleges that AMFM Inc. and AMFM Interactive, Inc. breached an alleged employment agreement and also an alleged agreement to issue stock options to the plaintiff. The plaintiff seeks a declaration regarding his rights and obligations under the alleged employment agreement and compensatory and punitive damages in excess of $50.0 million. AMFM Inc. and AMFM Interactive, Inc. deny the existence of any employment agreement, and also deny that they have breached any agreement to issue stock options to Mr. Armstrong. AMFM and AMFM Interactive, Inc. are vigorously defending the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     AMFM held a special meeting of stockholders on April 26, 2000 in Dallas, Texas. At the special meeting, the stockholders of AMFM voted to approve and adopt the Agreement and Plan of Merger, dated as of October 2, 1999, among Clear Channel Communications, Inc., CCU Merger Sub, Inc. and AMFM Inc. as follows:

    FOR       AGAINST   ABSTENTIONS
    ---       -------   -----------
168,909,281   87,367      19,517

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.9.6*         -- Sixth Supplemental Indenture, dated June 2, 2000, to the
                            Indenture, dated as of October 28, 1997, governing the
                            10 1/2% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc.
         10.4.3*         -- Second Amendment to Chancellor Holdings Corp. 1994
                            Director Stock Option Plan.
         10.5.3*         -- Second Amendment to the 1995 Stock Option Plan for
                            Executive Officers and Key Employees of Evergreen Media
                            Corporation.
         10.6.3*         -- Second Amendment to Chancellor Broadcasting Company 1996
                            Stock Award Plan.
         10.7.4*         -- Third Amendment to Amended and Restated AMFM Inc. Stock
                            Option Plan for Non-Employee Directors.
         10.8.4*         -- Third Amendment to the Capstar Broadcasting Corporation
                            1998 Stock Option Plan.
         10.9.4*         -- Third Amendment to the AMFM Inc. 1998 Stock Option Plan.
         10.10.4*        -- Third Amendment to the AMFM Inc. 1999 Stock Option Plan.
         27.1*           -- Financial Data Schedule of AMFM Inc.

---------------

* Filed herewith.

     (b) Reports on Form 8-K

     1. Current Report on Form 8-K (Items 5 and 7), dated May 5, 2000 and filed May 8, 2000, announcing (i) the commencement of a tender offer to purchase for cash all of AMFM Operating's outstanding 10 1/2% Senior Subordinated Notes due 2007 and (ii) the receipt by AMFM Operating of the consent of the holder of the majority in aggregate principal amount of the 10 1/2% Senior Subordinated Notes due 2007 to proposed amendments to eliminate certain restrictive covenants and to amend certain other provisions of the indenture to which the 10 1/2% Senior Subordinated Notes due 2007 were issued.

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

                                            AMFM INC.

                                            By:   /s/ W. SCHUYLER HANSEN
                                              ----------------------------------
                                                      W. Schuyler Hansen
                                                  Senior Vice President and
                                                   Chief Accounting Officer

Date: August 14, 2000

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.9.6*         -- Sixth Supplemental Indenture, dated June 2, 2000, to the
                            Indenture, dated as of October 28, 1997, governing the
                            10 1/2% Senior Subordinated Notes due 2007 of AMFM
                            Operating Inc.
         10.4.3*         -- Second Amendment to Chancellor Holdings Corp. 1994
                            Director Stock Option Plan.
         10.5.3*         -- Second Amendment to the 1995 Stock Option Plan for
                            Executive Officers and Key Employees of Evergreen Media
                            Corporation.
         10.6.3*         -- Second Amendment to Chancellor Broadcasting Company 1996
                            Stock Award Plan.
         10.7.4*         -- Third Amendment to Amended and Restated AMFM Inc. Stock
                            Option Plan for Non-Employee Directors.
         10.8.4*         -- Third Amendment to the Capstar Broadcasting Corporation
                            1998 Stock Option Plan.
         10.9.4*         -- Third Amendment to the AMFM Inc. 1998 Stock Option Plan.
         10.10.4*        -- Third Amendment to the AMFM Inc. 1999 Stock Option Plan.
         27.1*           -- Financial Data Schedule of AMFM Inc.

---------------

 *  Filed herewith.